Form 10-Q
period 1996-06-30
CDW COMPUTER CENTERS INC
filed 1996-08-07
CIK 899171

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q
     (Mark One)


X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- --   EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996 OR

- --    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM             TO
                                                         -----------
     -------------

COMMISSION FILE NUMBER      0-21796

                           CDW COMPUTER CENTERS, INC.
             (Exact name of registrant as specified in its charter)


                 ILLINOIS                               36-3310735
         (State or other jurisdiction of               (I.R.S. Employer
         incorporation or organization)                Identification No.)

           1020 E. LAKE COOK ROAD                         60089
            BUFFALO GROVE, ILLINOIS                      (Zip Code)
      (Address of principal executive offices)


                                 (847) 465-6000
              (Registrant's telephone number, including area code)
  ------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES  X          NO
    -----------    -----------

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

YES             NO
    -----------    -----------

APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      AS OF AUGUST 7, 1996,  21,525,000 COMMON SHARES WERE OUTSTANDING.

                           CDW COMPUTER CENTERS, INC.

                               TABLE OF CONTENTS

                                                                      Page No.
                                                                      --------

PART I.   FINANCIAL INFORMATION

          ITEM 1.  Financial Statements (unaudited):

                   Condensed Consolidated Balance Sheets -                 1
                   June 30, 1996 and December 31, 1995

                   Condensed Consolidated Statements of Income -           2
                   Three and Six Months Ended June 30, 1996 and 1995


                   Condensed Consolidated Statement of Shareholders'       3
                   Equity - Six Months Ended June 30, 1996


                   Condensed Consolidated Statements of Cash Flows -       4
                   Six Months Ended June 30, 1996 and 1995

                   Notes to Condensed Consolidated Financial Statements    5-7


          ITEM 2.  Management's Discussion and Analysis of                 8-13
                   Financial Condition and Results of Operations


PART II.  OTHER INFORMATION

          Item 1.  Legal Proceedings                                       14
          Item 4.  Submission of Matters to a Vote of Security Holders     14
          Item 6.  Exhibits and Reports on Form 8-K                        15

                   Signatures                                              16

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                  CDW COMPUTER CENTERS, INC. AND SUBSIDIARY
                            CONDENSED CONSOLIDATED
                                (in thousands)
                                  (unaudited)


                                                                       JUNE 30,                      DECEMBER 31,
                                                                        1996                            1995
ASSETS                                                               ----------                      ---------
Current assets :
    Cash and cash equivalents                                       $    3,056                       $   14,216
    Marketable securities                                               52,106                           42,953
    Accounts receivable, net of allowance for doubtful
      accounts of $800 and $625, respectively                           50,523                           38,527
    Miscellaneous receivables                                            2,518                            2,362
    Merchandise inventory                                               37,915                           27,422
    Prepaid expenses and other current assets                              984                              206
    Deferred income taxes                                                1,543                            1,175
                                                                    ----------                       ----------
       TOTAL CURRENT ASSETS                                            148,645                          126,861

Property and equipment, net                                              2,862                            3,474
Construction in progress                                                 6,199
Deferred income taxes and other assets                                   3,569                            3,560
                                                                    ----------                       ----------
        TOTAL ASSETS                                                $  161,275                       $  133,895
                                                                    ==========                       ==========
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities :
    Accounts payable                                                $   25,936                       $   19,436
    Accrued expenses :
       Payroll, commissions and management
            incentive compensation                                       5,829                            4,658
       Exit costs                                                        4,000
       Income taxes                                                      1,132                              992
       Other                                                             2,595                            1,682
    Customer deposits                                                    1,402                              966
                                                                    ----------                       ----------
        Total current liabilities                                       40,894                           27,734
                                                                    ----------                       ----------
Commitments and contingencies

Shareholders' equity :

    Preferred shares, $1.00 par value; 5,000 shares
       authorized; none issued                                               -
    Common shares, $ .01 par value; 75,000 shares
       authorized; 21,525 shares issued and
       outstanding                                                         215                             215
    Paid-in capital                                                     66,390                          66,414
    Retained earnings                                                   55,045                          41,017
    Unearned compensation                                               (1,269)                         (1,485)
       Total shareholders' equity                                   -----------                      ----------
                                                                       120,381                         106,161
                                                                    -----------                      ----------
        TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                  $  161,275                       $ 133,895
                                                                    ===========                      ==========

   The accompanying notes are an integral part of the consolidated financial statements

                  CDW COMPUTER CENTERS, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (in thousands, except per share data)
                                 (unaudited)


                                                    THREE MONTHS                                  SIX MONTHS
                                                   ENDED JUNE 30,                               ENDED JUNE 30,
                                         ----------------------------              --------------------------------
                                            1996                1995                    1996                  1995
                                         ----------------------------              --------------------------------
 Net sales                               $ 218,687         $  146,160              $   425,392           $  287,516
 Cost of sales                             189,071            127,645                  369,129              250,687
                                         ---------         ----------              -----------           ----------

 Gross profit                               29,616             18,515                   56,263               36,829

 Selling and administrative expenses        16,555             11,682                   30,911               23,400
 Exit charge                                     -                  -                    4,000                    -
                                         ---------         ----------              -----------           ----------
 Income from  operations                    13,061              6,833                   21,352               13,429

 Interest income                               842                330                    1,677                  638
 Other income (expense), net                   (44)               (21)                     (98)                  (9)
                                         ---------         ----------              -----------           -----------
 Income before income taxes                 13,859              7,142                   22,931               14,058

 Income tax provision                        5,365              2,821                    8,903                5,553
                                         ---------         ----------              -----------           -----------
 Net income                              $   8,494         $    4,321              $    14,028           $    8,505
                                         =========         ==========              ===========           ===========
 Net income per share                    $    0.39         $     0.21              $      0.65           $     0.41
                                         =========         ==========              ===========           ===========
 Weighted average number of
 common and common equivalent
 shares outstanding                        21,810              20,742                   21,729                20,726
                                         =========         ==========              ===========           ===========

  The accompanying notes are an integral part of the consolidated financial statements

                   CDW COMPUTER CENTERS, INC. AND SUBSIDIARY
           CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                (in thousands)
                                  (unaudited)



                                                                Common Stock
                                                          ------------------------
                                                          Shares            Amount       Paid-in Capital
                                                          ------            ------       ---------------
Balance at December 31, 1995                           21,525               $215              $66,414
MPK Restricted Stock Plan :
   Amortization of unearned compensation
   Forfeiture of restricted shares                                                                (57)

Capital contribution for legal costs assumed
   by majority shareholder                                                                         33

Net income
                                                       ------               ----              -------

Balance at June 30, 1996                               21,525               $215              $66,390
                                                       ======               ====              =======

                                                                                              Total
                                                      Retained          Unearned           Shareholders'
                                                      Earnings        Compensation            Equity
                                                      --------        ------------            ------
Balance at December 31, 1995                           $41,017          $ (1,485)            $106,161
MPK Restricted Stock Plan :
   Amortization of unearned compensation                                     159                  159
   Forfeiture of restricted shares                                            57

Capital contribution for legal costs assumed
   by majority shareholder                                                                         33

Net income                                             14,028                                  14,028
                                                      -------           --------             --------

Balance at June 30, 1996                              $55,045           $ (1,269)            $120,381
                                                      =======           ========             ========

   The accompanying notes are an integral part of the consolidated financial statements



                  CDW COMPUTER CENTERS, INC. AND SUBSIDIARY
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                 (unaudited)

                                                                                       Six Months Ended June 30,
                                                                              -------------------------------------------
                                                                                    1996                      1995
                                                                              ----------------          -----------------
Cash flows from operating activities:

Net Income                                                                      $   14,028                $    8,505

Adjustments to reconcile net income to net cash provided by operating activities:

      Exit charge                                                                    4,000                         -
      Depreciation and amortization                                                  1,316                     1,023
      Loss on disposal of fixed asset                                                  281                         -
      Legal fees assumed by majority shareholder                                        33                        53

      Changes in assets and liabilities:
          Accounts receivable, net                                                 (11,996)                   (8,128)
          Miscellaneous receivables                                                   (156)                     (498)
          Merchandise inventory                                                    (10,493)                   (1,679)
          Prepaid expenses and other assets                                         (1,155)                       76
          Accounts payable                                                           6,452                     3,247
          Accrued expenses                                                           2,272                      (934)
          Customer deposits                                                            436                       (67)
                                                                                ----------                ----------
      Net cash provided by operating activities                                      5,018                     1,598
                                                                                ----------                ----------
Cash flows from investing activities:

      Purchases of available-for-sale securities                                   (10,600)                  (10,000)
      Redemptions of available-for-sale securities                                  16,100                     8,000
      Purchases of held-to-maturity securities                                     (51,154)                   (8,191)
      Redemptions of held-to-maturity securities                                    36,558                    12,847
      Payments for purchase of property and equipment                               (7,082)                     (679)
                                                                                ----------                ----------
      Net cash (used in) provided by investing activities                          (16,178)                    1,977
                                                                                ----------                ----------
Net (decrease) increase in cash                                                    (11,160)                    3,575

Cash and cash equivalents - beginning of period                                     14,216                     2,969
                                                                                ----------                ----------
Cash and cash equivalents - end of period                                       $    3,056                $    6,544
                                                                                ==========                ==========


   The accompanying notes are an integral part of the consolidated financial statements

                   CDW COMPUTER CENTERS, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

1.  Description of Business

     CDW Computer Centers, Inc. (the "Company") is engaged in the distribution of personal computers and related products through direct marketing and retail showrooms, primarily to end users within the United States. The Company distributes its products to consumers for cash on delivery and on credit card terms. The Company also extends credit to business, governmental and institutional customers under certain circumstances based upon the financial strength of the customer. Such customers are typically granted net 10-day credit terms. The balance of the Company's sales are made primarily through third party credit cards and for cash on delivery.

2.  Summary of Significant Accounting Policies

Basis of Presentation

     The accompanying unaudited financial statements have been prepared in conformity with generally accepted accounting principles and such principles were applied on a basis consistent with those reflected in the 1995 Annual Report on Form 10-K and documents incorporated therein as filed with the Securities and Exchange Commission. The accompanying financial data should be read in conjunction with the notes to consolidated financial statements contained in the 1995 Annual Report on Form 10-K and documents incorporated therein. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting solely of normal recurring accruals) necessary to present fairly the financial position of the Company as of June 30, 1996 and December 31, 1995, the results of operations for the three and six months ended June 30, 1996 and 1995, cash flows for the six months ended June 30, 1996 and 1995 and the changes in shareholders' equity for the six months ended June 30, 1996. The unaudited condensed consolidated statements of income for such interim periods are not necessarily indicative of results for the full year.

Pervasiveness of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Additionally, such estimates and assumptions affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Net Income Per Share

     On June 24, 1996, the Board of Directors of the Company announced a three-for-two stock split effected in the form of a stock dividend paid on July 15, 1996 to all common shareholders of record as of July 5, 1996. All per share and related amounts contained in these financial statements and notes have been adjusted to reflect the stock split.

     Net income per common and common equivalent share for the three and six months ended June 30, 1996 and 1995 are calculated using the weighted average number of common and common equivalent shares outstanding during each period. Common equivalent shares of 285,000 and 204,000 for the three and six months ended June 30, 1996, and 42,000 and 26,000 for the three and six months ended June 30, 1995, respectively, relate primarily to the CDW Incentive Stock Option Plan and are calculated using the treasury stock method.

3.   Marketable Securities

The amortized cost and estimated fair values of the Company's investments in marketable securities at June 30, 1996 (in thousands) were:


                                                                                               Gross
                                                                                            Unrealized
                                                                                             Holding
                                                                    Estimated    ---------------------------      Amortized
                                                                   Fair Value       Gains          (Losses)         Cost
                                                                  ------------   -----------     -----------     -----------
Security Type
- -------------
Held to maturity:
     Bonds of states, municipalities, and political subdivisions     $ 14,927     $        9     $        -      $    14,918
     U.S. Government and U.S. Government Agency Securities             37,179              -            (51)          37,230
                                                                     --------     ----------     ----------      -----------
     Total held-to-maturity                                            52,106              9            (51)          52,148
                                                                     --------     ----------     ----------      -----------
Total marketable securities:                                         $ 52,106     $        9     $      (51)     $    52,148
                                                                     ========     ==========     ==========      ===========

The amortized cost and estimated fair value of the Company's investments in securities held-to-maturity at June 30, 1996 (in thousands) by contractual maturity were:

                                                                               Estimated   Amortized
                                                                              Fair Value      Cost
                                                                              -----------  ----------
Due in one year or less                                                         $51,381     $51,422
Due in greater than one year                                                    $   725     $   726

4.   Contingency

     The Company and its majority shareholder are defendants in a lawsuit filed by a former shareholder. The suit requests actual and punitive damages in an amount that cannot be readily determined. The Company and its majority shareholder believe the suit to be without merit and are vigorously defending against this action. The majority shareholder has agreed to indemnify and reimburse the Company for all damages and expenses, net of tax benefits received by the Company, related to this action. For the three and six months ended June 30, 1996, the Company and majority shareholder have incurred legal expenses of approximately $8,000 and $54,000, respectively, which have been assumed by the majority shareholder. Although the majority shareholder has agreed to indemnify the Company for all expenses or settlements, if any, in connection with this suit, the Company will continue to record such expenses or settlements, if any, as an expense with an offsetting increase to paid-in capital, net of tax effects.

5.   Exit Charge

     In June, 1996, the Company purchased approximately 27 acres of vacant land in Vernon Hills, Illinois, upon which it intends to construct a combined telemarketing, warehouse, showroom and corporate office facility. As a result of the planned move to the new facility, the Company will vacate and endeavor to sublease its current facility, which resulted in a $4.0 million pre-tax non-recurring charge to operating results for exit costs in the first quarter of 1996. The exit costs consist primarily of the estimated cost to the Company of sub-leasing the vacated facility, including holding costs and the estimated costs of restoring the building to its original condition, and certain asset write-offs resulting from the relocation. Additionally, the Company will incur certain moving and other costs, not expected to exceed $1.0 million, relating to relocation which would be charged to operating results in the period incurred.

     Based on current plans, the Company estimates that capital expenditures for purchasing the land and constructing and equipping the facility will be approximately $23.0 to $25.0 million, of which approximately $6.2 million has been incurred as of June 30, 1996 and is included in construction in progress. The Company intends to fund the acquisition and building costs from existing cash, cash equivalents and marketable securities balances.

6.  Lines of Credit

     As of June 30, 1996 the Company has an aggregate $30.0 million available pursuant to lines of credit with two financial institutions expiring in June, 1997. Borrowings under the lines bear interest, at the prime rate less 2 1/2 %, LIBOR plus 1/2 % or the federal funds rate plus 1/2 %, as determined by the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the Company's unaudited condensed consolidated financial statements and the notes thereto included elsewhere herein.

RESULTS OF OPERATIONS
The following table sets forth financial information derived from the Company's statements of income expressed as a percentage of net sales, and certain operating statistics. The financial information for the six months ended June 30, 1996 is presented on an actual basis and pro forma to exclude the exit charge and related impact on the executive incentive bonus pool, net of tax effects.




                                                                 Percentage of Net Sales
                                                                 -----------------------
                                                   Three Months Ended             Six Months Ended
FINANCIAL INFORMATION                                   June 30,                     June 30,
                                                    ------------------        --------------------------
                                                    1996          1995              1996            1995
                                                    ----          ----        -----------------     ----
                                                                             Actual  Pro forma
                                                                             ------  ---------
Net sales                                           100.00%     100.00%      100.00%   100.00%   100.00%
Cost of sales                                        86.46       87.33        86.77     86.77     87.19
                                                    -------     -------      -------   -------   -------
Gross profit                                         13.54       12.67        13.23     13.23     12.81
Selling and administrative expenses                   7.57        7.99         7.27      7.45      8.14
Exit charge                                           0.00        0.00         0.94      0.00      0.00
                                                    -------     -------       ------    ------    ------
Income from operations                                5.97        4.68         5.02      5.78      4.67
Other income, net                                     0.37        0.21         0.37      0.36      0.22
                                                    -------     -------       ------    ------    ------
Income before income taxes                            6.34        4.89         5.39      6.14      4.89
Income tax provision                                  2.46        1.93         2.09      2.38      1.93
                                                    -------     -------       ------    ------    ------
Net income                                            3.88%       2.96%        3.30%     3.76%     2.96%
                                                    =======     =======       ======    ======    ======

                                                      Three Months Ended           Six Months Ended
OPERATING STATISTICS                                       June 30,                    June 30,
                                                      ------------------           -----------------
                                                         1996       1995             1996       1995
                                                         ----       ----             ----       ----
Number of orders shipped (000's)                          302        225              602        460
Average order size                                    $   725     $  649          $   707    $   626
Number of account executives, end of period               256        162              256        162
PC catalogs distributed (000's)                        11,238      6,184           22,473     12,116
Apple/Macintosh catalogs distributed (000's)            1,666      2,275            3,339      3,776
Pages of national advertising placed                      159        118              309        236
Customers serviced (000's)                                146        114              254        203
Inventory turns                                            23         21               23         21

The following table represents sales by product line as a percentage of total sales for each of the periods noted. Product mix is based upon internal product code classifications and is not retroactively adjusted for the addition of new categories or changes in individual product categorization.


PRODUCT MIX
                            Three Months Ended June 30,             Six Months Ended June 30,
                           ----------------------------            --------------------------
                        1996                 1995                  1996                 1995
                       -----                -----                 -----                -----
Notebook & Laptops     26.6%                22.1%                  26.3%                22.2%
Software               12.3                 11.9                   12.1                 11.8
Desktop Computers      11.6                 12.0                   11.7                 11.5
Printers               11.1                 14.4                   11.5                 14.8
Data Storage Devices    9.2                  8.0                    8.8                  8.2
Video                   7.4                  8.3                    7.5                  8.1
Add-On Boards/Memory    6.2                  8.0                    6.6                  8.0
Communications          5.6                  5.1                    5.9                  5.0
Network Products        4.3                  6.6                    4.2                  6.9
Input Devices           3.3                  N/A                    2.2                  N/A
Multi-Media             2.1                  N/A                    1.4                  N/A
Other Accessories       0.3                  3.6                    1.8                  3.5
                      -----               ------                 ------                -----
Total                 100.0%               100.0%                 100.0%               100.0%
                      =====              =======                 ======               ======

Three months ended June 30, 1996 compared to three months ended June 30,
1995

     Net sales increased $72.5 million, or 49.6%, for the three months ended June 30, 1996 to $218.7 million from $146.2 million for the three months ended June 30, 1995. The Company's average order size grew 11.7% to $725 and orders shipped grew 34.0% to 302,000 for the three months ended June 30, 1996 as compared to the three months ended June 30, 1995. The number of customers serviced for the twelve months ended June 30, 1996 grew to 419,000 versus 396,000 for the twelve months ended March 31, 1996. The growth in net sales is primarily attributable to expansion of marketing efforts, new product introductions, an increase in the number of customers serviced and an increase in telemarketing account executives. The increase in average order size in the second quarter of 1996 is due, among other factors, to a shift in product mix as sales of notebook and laptop computers grew 80.2% to 26.6% of the total product mix compared to 22.1% in the corresponding quarter of 1995. The growth in sales of notebook and laptop computers is due primarily to increased sales of high-end models and
new product offerings.   Within the notebook and laptop computer product
line, certain high-end models are subject to manufacturing constraints and distribution allocations. Any reduction in the quantities available to the Company from the manufacturers producing these items could have an adverse impact on future sales. As a part of the Company's continuing efforts to facilitate the expansion of sales, the total number of account executives increased to 256 as of June 30, 1996 from 162 and 217 as of June 30, 1995 and December 31, 1995, respectively. The growth rate of the Apple/MacIntosh division has slowed but did not have a significant impact as Apple/MacIntosh-related products comprise less than 7% of total sales.

     Gross profit increased $11.1 million, or 60.0%, as a result of the increase in net sales and increased as a percentage of net sales to 13.5% for the three months ended June 30, 1996, compared to 12.7% for the three months ended June 30, 1995. The increase in gross profit is primarily due to increased vendor rebates realized in the second quarter and the expansion of selling margin on certain product lines resulting from opportunistic purchases and pricing strategies. Vendor rebates recognized in the second quarter of 1996 include approximately $300,000 which relate to purchase volumes achieved from one vendor in the first quarter of 1996, as well as approximately $300,000 from the same vendor relating to purchase volumes achieved in the second quarter of 1996. The Company expects gross profit as a percentage of net sales to vary on a quarterly basis based upon product mix, market conditions, the value of the dollar and other factors. There is no certainty that the Company will be able to sustain gross profit margin as a percentage of net sales at the level achieved in the second quarter of 1996.

     Selling and administrative expenses increased $4.9 million, or 41.7%, but as a percentage of net sales decreased to 7.6% for the three months ended June 30, 1996, as compared to 8.0% for the three months ended June 30, 1995. This decrease is due primarily to a decrease in net advertising expense as a percentage of net sales as well as improved productivity and leveraging of certain fixed costs over a higher sales volume. Net advertising expense as a percentage of net sales decreased to 1.1% for the three months ended June 30, 1996 from 1.6% for the three months ended June 30, 1995, resulting from a 25.1% increase in gross advertising spending offset by a higher cooperative advertising reimbursement rate. Gross advertising spending was positively impacted by reduced catalog production costs. The increase in the cooperative advertising reimbursement rate to 64.6% of gross advertising spending versus 57.9% in the same period of the prior year was primarily attributable to expanded vendor participation in the Company's advertising programs, including two significant vendors from whom the Company previously had not received reimbursements. The cooperative advertising reimbursement rate may fluctuate as a percentage of gross advertising spending in future quarters depending on the level of vendor participation achieved and collection experience.

     Selling and administrative expenses were increased in the second quarter of 1996 by $315,000 for a co-worker incentive program and $281,000 for a loss on the trade-in of certain internal computer equipment. The co-worker incentive program provides for the grant of a maximum of $1 million of common stock to qualifying employees if certain annual financial performance goals are achieved (See footnote 10 of Annual Report). The loss on the computer equipment is the result of the Company's decision, in the second quarter of 1996, to purchase an upgrade to its computer hardware system for the purpose of increasing speed and capacity. The new hardware is scheduled to be installed in the third quarter of 1996.

     The executive incentive bonus pool, which pursuant to existing plans is based upon a maximum 20% of the year over year increase in income from operations was $1,404,000 and $614,000 for the three months ended June 30, 1996 and 1995, respectively, and is included within selling and administrative expenses.

     Selling and administrative expenses also include $8,000 and $27,000 in legal expense costs incurred by the majority shareholder for the three months ended June 30, 1996 and 1995, respectively, in connection with the lawsuit filed by a former shareholder. Although the majority shareholder has agreed to indemnify the Company for all expenses or settlements, if any, incurred in connection with this suit, the Company will continue to record such expenses or settlements, if any, as an expense with an offsetting increase to paid-in capital, net of tax effects.

     Net interest income was $842,000 for the three months ended June 30, 1996 as compared to $330,000 for the three months ended June 30, 1995. The change was primarily the result of a higher level of funds available for investment as a result of the Company's public equity offering in August 1995. The level of interest income may decline in future periods as the Company utilizes funds in connection with its facility expansion.

     The effective income tax rate, expressed as a percentage of income before income taxes, decreased to 38.7% for the three months ended June 30, 1996 from 39.5% for the three months ended June 30, 1995 and from 39.2% for the fiscal year 1995. The change is primarily due to an increase in the amount of non-taxable interest income earned by the Company.

     Net income for the three months ended June 30, 1996 was $8,494,000, a 96.6% increase over $4,321,000 for the three months ended June 30, 1995. Net income per share of $0.39 for the three months ended June 30, 1996 increased 85.7% from $0.21 in the same period of 1995. Net income per share reflects dilution resulting from the 825,000 additional common shares issued on August 3, 1995 pursuant to the Company's public equity offering. All per share and related amounts have been adjusted to reflect the three-for-two stock split effected in the form of a stock dividend paid on July 15, 1996.

Six months ended June 30, 1996 compared to six months ended June 30, 1995

     Net sales increased $137.9 million, or 48.0%, for the six months ended June 30, 1996 to $425.4 million from $287.5 million for the six months ended June 30, 1995. The Company's average order size grew 13.0% to $707 and orders shipped grew 31.0% to 601,743 for the six months ended June 30, 1996 as compared to the six months ended June 30, 1995. The growth in net sales is primarily attributable to expansion of marketing efforts, new product introductions and an increase in telemarketing account executives. The increase in average order size in the first six months of 1996 is due, among other factors, to a shift in product mix as sales of notebook and laptop computers grew 75.0% to 26.3% of the total product mix compared to 22.2% in the corresponding six month period of 1995. The growth in sales of notebook and laptop computers is due primarily to increased sales of high-end models and new product offerings.

     Gross profit increased $19.4 million, or 52.8%, as a result of the increase in net sales and increased as a percentage of net sales to 13.2% from 12.8% for the six months ended June 30, 1996, compared to the six months ended June 30, 1995. The increase in gross profit is due, among other factors, to the expansion of selling margin on certain product lines resulting from opportunistic purchases and pricing strategies. The Company expects a certain level of variability in its gross profit as a percentage of net sales on a quarterly basis based upon product mix, market conditions, the value of the dollar and other factors.

     Selling and administrative expenses, excluding the impact on the executive incentive bonus pool related to the non-recurring exit charge, increased $7.5 million, or 32.1%, but as a percentage of net sales decreased to 7.3% for the six months ended June 30, 1996, as compared to 8.1% for the six months ended June 30, 1995. This decrease was a result of continued improvements in employee productivity, re-negotiated telephone rates which were retroactive to December 1, 1995 and leveraging of certain fixed costs over a higher sales volume. Additionally, net advertising expense as a percentage of net sales decreased to 1.3% for the six months ended June 30, 1996 from 1.6% for the six months ended June 30, 1995, resulting from a 36.4% increase in gross advertising spending offset by a higher cooperative advertising reimbursement rate. Gross advertising spending was positively impacted by reduced catalog production costs. The increase in the cooperative advertising reimbursement rate to 61.7% of gross advertising spending versus 55.5% in the same period of the prior year was primarily attributable to expanded vendor participation in the Company's advertising programs, including two significant vendors from whom the Company previously had not received reimbursements, and a higher than normal recovery rate in the first quarter due to collections of past due amounts which had been reserved in previous periods. The cooperative advertising reimbursement rate may fluctuate as a percentage of gross advertising spending in future quarters depending on the level of vendor participation achieved and collection experience.

     Selling and administrative expenses were increased in the second quarter of 1996 by $315,000 for a co-worker incentive program and $281,000 for a loss on the trade-in of certain internal computer equipment. The co-worker incentive program provides for the grant of a maximum of $1 million of common stock to qualifying employees if certain annual financial performance goals are achieved (See footnote 10 of Annual Report). The loss on the computer equipment is the result of the Company's decision, in the second quarter of 1996, to purchase an upgrade to its computer hardware system for the purpose of increasing speed and capacity. The new hardware is scheduled to be installed in the third quarter of 1996.

     The executive incentive bonus pool, which pursuant to existing plans is based upon a maximum 20% of the year over year increase in income from operations, was $1,646,000 and $1,339,000 for the six months ended June 30, 1996 and 1995, respectively, and is included within selling and administrative expenses. The exit charge effectively reduced the amount of the executive incentive bonus pool for the six months ended June 30, 1996 to $1,646,000 from $2,446,000 which would have been incurred on a pro-forma basis excluding the exit charge.

     Selling and administrative expenses also include $54,000 and $87,000 in legal expense costs incurred by the majority shareholder for the six months ended June 30, 1996 and 1995, respectively, in connection with the lawsuit filed by a former shareholder. Although the majority shareholder has agreed to indemnify the Company for all expenses or settlements, if any, incurred in connection with this suit, the Company will continue to record such expenses or settlements, if any, as an expense with an offsetting increase to paid-in capital, net of tax effects.

     In June, 1996, the Company purchased approximately 27 acres of vacant land in Vernon Hills, Illinois upon which it intends to construct a combined telemarketing, warehouse, showroom and corporate office facility. In conjunction with the move to the new facility, the Company will vacate and endeavor to sublease its current facility. Accordingly, in the first quarter of 1996 the Company recorded a $4,000,000 pre-tax non-recurring charge to operating results for exit costs which consist primarily of the estimated cost of sub-leasing the vacated facility, including holding costs and the estimated costs of restoring the building to its original condition, and certain asset write-offs resulting from the relocation.

     Net interest income was $1,677,000 for the six months ended June 30, 1996 as compared to $638,000 for the six months ended June 30, 1995. The increase was primarily the result of a higher level of funds available for investment as a result of the Company's public equity offering in August 1995. The level of interest income may decline in future periods as the Company utilizes funds in connection with its facility expansion.

     The effective income tax rate, expressed as a percentage of income before income taxes, decreased to 38.8% for the six months ended June 30, 1996 from 39.5% for the six months ended June 30, 1995 and from 39.2% for the fiscal year 1995. The change is primarily due to an increase in the amount of non-taxable interest income earned by the Company.

     Net income for the six months ended June 30, 1996 was $14,028,000, a 64.9% increase over $8,505,000 for the six months ended June 30, 1995. Net income per share of $0.65 for the six months ended June 30, 1996 increased 58.5% from $0.41 in the same period of 1995. Pro forma net income and net income per share, excluding the impact of the exit charge and related reduction of the executive incentive bonus pool, were $15,980,000 and $0.74, representing an increase of 87.9% and 80.5%, respectively, over the first six months of 1995. Net income per share reflects dilution resulting from the 825,000 additional common shares issued on August 3, 1995 pursuant to the Company's public equity offering. All per share and related amounts have been adjusted to reflect the three-for-two stock split effected in the form of a stock dividend paid on July 15, 1996.



LIQUIDITY AND CAPITAL RESOURCES

Working Capital

     The Company has historically financed its operations and capital expenditures primarily through cash flow from operations, short-term borrowings and public offerings of common stock.

     At June 30, 1996, the Company had cash, cash equivalents and marketable securities of $55.2 million and working capital of $107.8 million, representing a decrease of $2.0 million in cash, cash equivalents and marketable securities and an increase of $8.6 million in working capital from December 31, 1995.

     As of June 30, 1996, the Company had an aggregate $30.0 million available pursuant to unsecured credit facilities with two financial institutions expiring in June, 1997. Borrowings under the credit facilities bear interest at the prime rate less 2 1/2%, LIBOR plus 1/2% or the federal funds rate plus 1/2%, as determined by the Company. At June 30, 1996 there were no borrowings against either of the credit facilities.

     The Company's current primary and anticipated use of cash is to fund the growth in working capital and capital expenditures, including facilities expansion. The Company believes that the funds held in cash, cash equivalents and marketable securities, and funds available under the credit facilities will be sufficient to fund the Company's working capital and cash requirements at least through June 30, 1997.

Cash flows for the six months ended June 30, 1996

     Net cash provided by operating activities for the six months ended June 30, 1996 was $5.0 million. The primary factors which historically affect the Company's cash flows from operations are accounts receivable, merchandise inventory and accounts payable. The increase in accounts receivable resulted from both increased sales volume and an increase in the percentage of sales to customers on credit terms to 51.4% for the six months ended June 30, 1996 compared to 49.6% for the six months ended June 30, 1995. Inventory turns increased to 23 annualized turns for the six months ending June 30, 1996 from 21 annualized turns for the six months ending June 30, 1995. The decrease in accounts payable reflects timing of payments to vendors at the end of the respective periods. Prepaid expenses and other current assets increased $800,000 to approximately $1.0 million as of June 30, 1996 and are primarily comprised of paper purchased for future catalogs and a prepaid insurance premium.

     Net cash used in investing activities for the six months ended June 30, 1996 was $16.2 million, including approximately $7.1 million for capital expenditures. The capital expenditures made by the Company were primarily related to the land for the Vernon Hills facility, as well as auxiliary computer system storage and leasehold improvements. The net increase in marketable securities reflects the purchase, net of redemptions, of approximately $9.1 million of securities classified as held-to-maturity or available-for-sale.


Facilities Expansion

     In June, 1996, the Company purchased approximately 27 acres of vacant land in Vernon Hills, Illinois for the purpose of constructing a combined telemarketing, warehouse, showroom and corporate office facility. The initial phase of construction is planned to include approximately 118,000 square feet of warehouse space and approximately 100,000 square feet of office space, effectively a more than 100% increase over the current facility. Based on current plans, the Company estimates it will incur approximately $23.0 to $25.0 million in capital expenditures related to purchasing the land and constructing and equipping the facility. Additionally, the Company will incur certain moving and other costs, not expected to exceed $1.0 million, relating to relocation which would be charged to operating results in the period incurred.

     If the Company is unable to generate increased sales and gross margins sufficient to absorb increased overhead and other costs created by the new facility, the Company would likely experience lower pre-tax profits.

PART II  Other Information

ITEM 1.  Legal Proceedings


     As previously reported, the Company is a defendant in a lawsuit filed in the United States District Court for the Northern District of Illinois, Eastern Division, in which suit a former shareholder, executive officer and director of the Company (the "Plaintiff") alleges violations of the federal securites laws, fraud and breach of fiduciary duty in connection with the Company's redemption of his stock in July 1990. (Reference is made to Item 3 the Company's 1995 Annual Report on Form 10-K for a detailed discussion of the lawsuit).

     On June 14, 1996, the District Court granted the defendants' motion to dismiss the Amended Complaint, with prejudice, on the grounds that the federal cause of action was barred by the statute of limitations and the District Court did not have juristiction on the pendant counts. The Plaintiff has filed an appeal of the District Court decision to the United States Court of Appeals for the Seventh Circuit. The Company believes that it is likely that the Plaintiff will re-file Counts II and III, and possibly other claims, in Illinois State Court. The Company and Mr. Krasny believe that their actions were honest and proper and that the suit by Mr. Marks is without merit. The Company and Mr. Krasny are committed to vigorously defending the litigation.

     As previously reported, Michael P. Krasny, the Company's majority shareholder, has agreed to indemnify the Company for any and all costs, fees and expenses incurred in connection with this litigation, including any expenses incurred in judgment or settlement of the suit.


ITEM 4. Submission of Matters to a Vote of Security Holders.

         (a)  The Company held an annual meeting of Shareholders on April
              30, 1996.

         (b) The names of all Directors of the Company are set forth in (c) below.

         (c) Two matters were voted upon and approved by the Shareholders. The presentation below briefly describes the matters voted upon and results of Shareholders' votes.

         1.   Election of Directors

                                            Votes For     Votes Against    Abstentions
                                            ---------     -------------    -----------
              By Nominee:
              ----------
              - Michael P. Krasny          13,903,080         18,000              -
              - Gregory C. Zeman           13,903,080         18,000              -
              - Daniel B. Kass             13,903,080         18,000              -
              - Joseph Levy, Jr.           13,903,080         18,000              -
              - Michelle L. Collins        13,903,080         18,000              -


         2.   Ratification of Auditors

              The selection of Coopers & Lybrand, LLP, independent public accountants, as auditors of the Company for the year ended December 31, 1996.


              Votes For              Votes Against        Abstentions
              ---------              -------------        -----------

              13,911,247                     2,920              6,913

ITEM 6. Exhibits and Reports on Form 8-K


    (a) Exhibits:

        EXHIBIT NO.              DESCRIPTION OF DOCUMENT

        10 (gg) Revolving Note between the Company and LaSalle National Bank dated June 30, 1996.

        10 (hh) Revolving Note between the Company and The Northern Trust Company dated June 30, 1996.


    (b) Reports on Form 8-K:

        There were no reports on Form 8-K filed for the six months ended June 30, 1996.

                                   SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              CDW Computer Centers, Inc.
                                              (Registrant)


   Date August 7, 1996                        /s/ Harry J. Harczak, Jr.
                                              -------------------------------
                                              Harry J. Harczak, Jr.
                                              Chief Financial Officer

   Date August 7, 1996                        /s/ Daniel F. Callen
                                              -------------------------------
                                              Daniel F. Callen
                                              Chief Accounting Officer

                               INDEX TO EXHIBITS


10 (gg) Revolving Note dated June 30, 1996 between the Company and LaSalle
        National Bank.

10 (hh) Revolving Note dated June 30, 1996 between the Company and The Northern
        Trust Company.