Form 10-Q
period 1996-09-30
CDW COMPUTER CENTERS INC
filed 1996-11-13
CIK 899171

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q
(Mark One)


 X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
---   SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
      ENDED SEPTEMBER 30, 1996 OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
---   SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
      FROM               TO
           -------------    -------------

COMMISSION FILE NUMBER  0-21796

                           CDW COMPUTER CENTERS, INC.
             (Exact name of registrant as specified in its charter)


           ILLINOIS                                       36-3310735
   (State or other jurisdiction of                     (I.R.S. Employer
   incorporation or organization)                      Identification No.)

     1020 E. LAKE COOK ROAD                                   60089
      BUFFALO GROVE, ILLINOIS                              (Zip Code)
(Address of principal executive offices)


                                 (847) 465-6000
              (Registrant's telephone number, including area code)

   --------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES   X              NO
   ----------------     -------------------

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

YES                  NO
   ----------------     -------------------

APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      AS OF NOVEMBER 12, 1996,  21,524,984 COMMON SHARES WERE OUTSTANDING.

                           CDW COMPUTER CENTERS, INC.

                               TABLE OF CONTENTS



                                                                                   Page No.
PART I.   FINANCIAL INFORMATION

          ITEM 1.   Financial Statements (unaudited):

                    Condensed Consolidated Balance Sheets -                           1
                    September 30, 1996 and December 31, 1995

                    Condensed Consolidated Statements of Income -                     2
                    Three and Nine Months Ended September 30, 1996 and 1995  and
                    Twelve Months Ended September 30, 1996

                    Condensed Consolidated Statement of Shareholders' Equity -        3
                    Nine Months Ended September 30, 1996

                    Condensed Consolidated Statements of Cash Flows -                 4
                    Nine Months Ended September 30, 1996 and 1995

                    Notes to Condensed Consolidated Financial Statements             5-7


          ITEM 2.   Management's Discussion and Analysis of
                    Financial Condition and Results of Operations                   8-13


PART II.  OTHER INFORMATION

          Item 1.   Legal Proceedings                                                14
          Item 6.   Exhibits and Reports on Form 8-K                                 14

                    Signatures                                                       15

Part I.  Financial Information
Item 1.  Financial Statements

                  CDW COMPUTER CENTERS, INC. AND SUBSIDIARY
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                               (in thousands)
                                 (unaudited)

                                                                           September 30,                  December 31,
                                                                               1996                           1995
                                                                          ----------------               ---------------
Assets
Current assets :
    Cash and cash equivalents                                             $          6,728               $        14,216
    Marketable securities                                                           58,773                        42,953
    Accounts receivable, net of allowance for doubtful
      accounts of $950 and $625, respectively                                       55,359                        38,527
    Miscellaneous receivables                                                        2,575                         2,362
    Merchandise inventory                                                           46,000                        27,422
    Prepaid expenses and other current assets                                        1,146                           206
    Deferred income taxes                                                            1,543                         1,175
                                                                          ----------------               ---------------
       Total current assets                                                        172,124                       126,861

Property and equipment, net                                                          3,385                         3,474
Construction-in-progress                                                             6,853                             -
Deferred income taxes and other assets                                               3,571                         3,560
                                                                          ----------------               ---------------
        Total assets                                                      $        185,933               $       133,895
                                                                          ================               ===============

Liabilities and Shareholders' Equity

Current liabilities :
    Accounts payable                                                      $         37,932               $        19,436
    Accrued expenses :
       Payroll, commissions and management
            incentive compensation                                                   9,478                         4,658
       Exit costs                                                                    3,987                             -
       Income taxes                                                                    605                           992
       Other                                                                         2,728                         1,682
    Customer deposits                                                                1,041                           966
                                                                          ----------------               ---------------

        Total current liabilities                                                   55,771                        27,734
                                                                          ----------------               ---------------

Commitments and contingencies

Shareholders' equity :

    Preferred shares, $1.00 par value; 5,000 shares
       authorized; none issued                                                           -                             -
    Common shares, $ .01 par value; 75,000 shares
       authorized; 21,525 shares issued and
       outstanding                                                                     215                           215
    Paid-in capital                                                                 66,396                        66,414
    Retained earnings                                                               64,724                        41,017
    Unearned compensation                                                           (1,173)                       (1,485)
                                                                          ----------------               ---------------
       Total shareholders' equity                                                  130,162                       106,161
                                                                          ----------------               ---------------

        Total liabilities and shareholders' equity                        $        185,933                $      133,895
                                                                          ================               ===============

The accompanying notes are an integral part of the consolidated financial statements

                  CDW COMPUTER CENTERS, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                     (in thousand, except per share data)
                                 (unaudited)






                                                   Three Months                        Nine Months                   Twelve Months
                                                Ended September 30,                 Ended September 30,                  Ended
                                         -----------------------------      ------------------------------           September 30,
                                             1996               1995             1996               1995                  1996
                                         ----------        -----------      -----------         ----------            -----------
 Net sales                               $  240,330          $ 161,105        $ 665,722          $ 448,621            $   845,822
 Cost of sales                              208,744            140,706          577,873            391,393                735,048
                                         ----------        -----------      -----------         ----------            -----------

 Gross profit                                31,586             20,399           87,849             57,228                110,774

 Selling and administrative expenses         16,302             12,358           47,213             35,758                 60,630
 Exit charge                                      -                  -            4,000                  -                  4,000
                                         ----------        -----------      -----------         ----------            -----------

 Income from  operations                     15,284              8,041           36,636             21,470                 46,144

 Interest income                                896                595            2,573              1,232                  3,313
 Other income (expense), net                    (48)                26             (146)                17                   (116)
                                         ----------        -----------      -----------         ----------            -----------

 Income before income taxes                  16,132              8,662           39,063             22,719                 49,341

 Income tax provision                         6,453              3,378           15,356              8,930                 19,364
                                         ----------        -----------      -----------         ----------            -----------

 Net income                              $    9,679        $     5,284      $    23,707         $   13,789            $    29,977
                                         ==========        ===========      ===========         ==========            ===========

 Net income per share                    $     0.44        $      0.25      $      1.09         $     0.66            $      1.38
                                         ==========        ===========      ===========         ==========            ===========

 Weighted average number of
 common and common equivalent
 shares outstanding                          21,832             21,269           21,763             20,907                 21,722
                                         ==========        ===========      ===========         ==========            ===========

The accompanying notes are an integral part of the consolidated financial statements.

                  CDW COMPUTER CENTERS, INC. AND SUBSIDIARY
          CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS EQUITY
                               (in thousands)
                                 (unaudited)





                                                                 Common Stock
                                                            --------------------                              Retained
                                                             Shares       Amount       Paid-in Capital        Earnings
                                                            -------------------------------------------------------------
Balance at December 31, 1995                                   21,525     $  215      $         66,414      $    41,017

MPK Restricted Stock Plan :
   Amortization of unearned compensation
   Forfeiture of restricted shares                                                                 (69)

Capital contribution for legal costs assumed
   by majority shareholder                                                                          51

Net income                                                                                                       23,707
                                                            -------------------------------------------------------------

Balance at September 30, 1996                                  21,525     $  215      $         66,396      $    64,724
                                                            =============================================================


                                                                                            Total
                                                                   Unearned             Shareholders'
                                                                  Compensation             Equity
                                                              --------------------------------------
Balance at December 31, 1995                                  $       (1,485)           $     106,161

MPK Restricted Stock Plan :
   Amortization of unearned compensation                                 243                      243
   Forfeiture of restricted shares                                        69                        -


Capital contribution for legal costs assumed
   by majority shareholder                                                                         51

Net income                                                                                     23,707
                                                              ---------------------------------------

Balance at September 30, 1996                                 $       (1,173)           $     130,162
                                                              =======================================



The accompanying notes are an integral part of the consolidated financial statements.

                  CDW COMPUTER CENTERS, INC. AND SUBSIDIARY
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                 (unaudited)

                                                                                       Nine Months Ended September 30,
                                                                                       ------------------------------
                                                                                           1996              1995
                                                                                       -----------       ------------
Cash flows from operating activities:

Net income                                                                             $    23,707       $     13,789

Adjustments to reconcile net income to net cash provided by operating activities:

      Exit charge                                                                            3,987                  -
      Depreciation and amortization                                                          1,906              1,591
      Loss on disposal of fixed asset                                                          281                  -
      Legal fees assumed by majority shareholder                                                51                 65
      Tax benefit recognized from exercise of stock options                                      -              3,655

      Changes in assets and liabilities:
          Accounts receivable, net                                                         (16,832)           (12,924)
          Miscellaneous receivables                                                           (213)            (1,942)
          Merchandise inventory                                                            (18,578)           (10,791)
          Prepaid expenses and other assets                                                   (946)              (253)
          Current deferred and prepaid taxes                                                  (373)            (3,016)
          Accounts payable                                                                  18,496             16,973
          Accrued expenses                                                                   5,479                 79
          Customer deposits                                                                     75                232
                                                                                       -----------       ------------

      Net cash provided by operating activities                                             17,040              7,458
                                                                                       -----------       ------------
Cash flows from investing activities:

      Purchases of available-for-sale securities                                           (19,600)           (19,400)
      Redemptions of available-for-sale securities                                          18,550             16,650
      Purchases of held-to-maturity securities                                             (68,746)           (26,278)
      Redemptions of held-to-maturity securities                                            54,046             18,287
      Payments for purchase of property and equipment,
          including construction-in-progress                                                (8,778)            (1,237)
                                                                                       -----------       ------------

      Net cash used in investing activities                                                (24,528)           (11,978)
                                                                                       -----------       ------------

Cash flows from financing activities:
      Proceeds from issuance of common stock                                                     -             25,912
      Payment of public offering expenses, net                                                   -               (128)
                                                                                       -----------       ------------

      Net cash provided by financing activities                                                  -             25,784
                                                                                       -----------       ------------

Net (decrease) increase in cash                                                             (7,488)            21,264

Cash and cash equivalents - beginning of period                                             14,216              2,969
                                                                                       -----------       ------------

Cash and cash equivalents - end of period                                              $     6,728       $     24,233
                                                                                       ===========       ============


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

2.  Summary of Significant Accounting Policies

Basis of Presentation

     The accompanying unaudited financial statements have been prepared in conformity with generally accepted accounting principles and such principles were applied on a basis consistent with those reflected in the 1995 Annual Report on Form 10-K and documents incorporated therein as filed with the Securities and Exchange Commission. The accompanying financial data should be read in conjunction with the notes to consolidated financial statements contained in the 1995 Annual Report on Form 10-K and documents incorporated therein. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting solely of normal recurring accruals) necessary to present fairly the financial position of the Company as of September 30, 1996 and December 31, 1995, the results of operations for the three and nine months ended September 30, 1996 and 1995, and the twelve months ended September 30, 1996, cash flows for the nine months ended September 30, 1996 and 1995 and the changes in shareholders' equity for the nine months ended September 30, 1996. The unaudited condensed consolidated statements of income for such interim periods are not necessarily indicative of results for the full year.

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

     The unaudited consolidated statement of income for the twelve months ended September 30, 1996 has been included pursuant to the Underwriting Agreement dated July 20, 1995 for the Company's public equity offering of common stock and Section 11(a) of the Securities Act of 1933.

Net Income Per Share

     On June 24, 1996, the Board of Directors of the Company announced a three-for-two stock split effected in the form of a stock dividend paid on July 15, 1996 to all common shareholders of record as of July 5, 1996. All per share and related amounts contained in these financial statements and notes have been adjusted to reflect the stock split.

     Net income per common and common equivalent share for the three and nine months ended September 30, 1996 and 1995, and for the twelve months ended September 30, 1996, are calculated using the weighted average number of common and common equivalent shares outstanding during each period. Common equivalent shares of 307,354 and 238,354 for the three and nine months ended September 30, 1996, 93,839 and 48,402 for the three and nine months ended September 30, 1995, respectively, and 196,770 for the twelve months ended September 30, 1996, relate primarily to the CDW Incentive Stock Option Plan and are calculated using the treasury stock method.

3.   Marketable Securities

The amortized cost and estimated fair values of the Company's investments in marketable securities at September 30, 1996 (in thousands) were:

                                                                                            Gross
                                                                                          Unrealized
                                                                                            Holding
                                                                                    --------------------------
                                                                      Estimated                                     Amortized
                                                                      Fair Value        Gains        (Losses)          Cost
                                                                      ----------    ----------    ------------      ----------
Security Type
-------------
Available for Sale:
    Redemptive tax exempt preferred stocks                            $   6,550      $   -         $      -         $    6,550
                                                                      --------------------------------------------------------

Held to maturity:
    Bonds of states, municipalities, and political subdivisions       $  13,380      $   6         $      -         $   13,374
    U.S. Government and U.S. Government Agency Securities                38,836          -              (13)            38,849
                                                                      --------------------------------------------------------
    Total held-to-maturity                                               52,216          6              (13)            52,223
                                                                      --------------------------------------------------------
Total marketable securities:                                          $  58,766      $   6         $    (13)        $   58,773
                                                                      ========================================================

The amortized cost and estimated fair value of the Company's investments in securities held-to-maturity at September 30, 1996 (in thousands) by contractual maturity were:

                                                      Estimated      Amortized
                                                      Fair Value        Cost
                                                    --------------  ------------
Due in one year or less                                $  58,766      $  58,773
Due in greater than one year                           $       -      $       -

4.   Contingency

     The Company and its majority shareholder are defendants in a lawsuit filed by a former shareholder. The suit requests actual and punitive damages in an amount that cannot be readily determined. The Company and its majority shareholder believe the suit to be without merit and are vigorously defending against this action. The majority shareholder has agreed to indemnify and reimburse the Company for all damages and expenses, net of tax benefits received by the Company, related to this action. For the three and nine months ended September 30, 1996, the Company and majority shareholder have incurred legal expenses of approximately $30,000 and $85,000, respectively, which have been assumed by the majority shareholder. Although the majority shareholder has agreed to indemnify the Company for all expenses or settlements, if any, in connection with this suit, the Company will continue to record such expenses or settlements, if any, as an expense with an offsetting increase to paid-in capital, net of tax effects.

5.   Exit Charge

     In June, 1996, the Company purchased approximately 27 acres of vacant land in Vernon Hills, Illinois, upon which it is constructing a combined telemarketing, warehouse, showroom and corporate office facility. As a result of the planned move to the new facility, the Company will vacate and endeavor to sublease its current facility, which resulted in a $4.0 million pre-tax non-recurring charge to operating results for exit costs in the first quarter of 1996. The exit costs consist primarily of the estimated cost to the Company of sub-leasing the vacated facility, including holding costs and the estimated costs of restoring the building to its original condition, and certain asset write-offs resulting from the relocation.

     Construction of the new facility began in September, 1996. As of September 30, 1996 approximately $6.8 million in costs, including $6.1 million in land acquisition costs, have been incurred and are included in construction-in-progress. Based on current plans, the Company estimates it will incur approximately $23.0 to $25.0 million in capital expenditures related to purchasing the land and constructing and equipping the facility.
Additionally, the Company will incur certain moving and other costs, not expected to exceed $1.0 million, relating to the relocation which would be charged to operating results in the period incurred.


6.   Financing Arrangements

     As of September 30, 1996 the Company has an aggregate $30.0 million available pursuant to lines of credit with two financial institutions expiring in June, 1997. Borrowings under the lines bear interest, at the prime rate less 2 1/2 %, LIBOR plus 1/2 % or the federal funds rate plus 1/2 %, as determined by the Company.

     In September, 1996 the Company established a stand-by letter of credit for approximately $1.7 million related to construction of the new facility. The Company has pledged a U.S. Treasury Note with a face value of $2.0 million as collateral for the letter of credit.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following discussion and analysis of the Company's financial condition, and results of operations should be read in conjunction with the Company's unaudited condensed consolidated financial statements and the notes thereto included elsewhere herein.

RESULTS OF OPERATIONS
The following table sets forth financial information derived from the Company's statements of income expressed as a percentage of net sales, and certain operating statistics. The financial information for the nine months ended September 30, 1996 is presented on an actual basis and pro forma to exclude the exit charge and related impact on the executive incentive bonus pool, net of tax effects.

                                                                            Percentage of Net Sales
                                                                   ---------------------------------------
                                                     Three Months Ended                            Nine Months Ended
FINANCIAL INFORMATION                                   September 30,                                 September 30,
                                               ------------------------------      ------------------------------------------------
                                                    1996            1995                        1996                      1995
                                                  -------         --------              -----------------------         --------
                                                                                        Actual        Pro forma
                                                                                        -------      ----------
Net sales                                         100.00%          100.00%              100.00%         100.0%           100.00%
Cost of sales                                      86.86            87.34                86.80           86.80            87.24
                                                  ------           ------               ------          ------           ------

Gross profit                                       13.14            12.66                13.20           13.20            12.76
Selling and administrative expenses                 6.78             7.67                 7.09            7.21             7.97
Exit charge                                         0.00             0.00                 0.60            0.00             0.00
                                                  ------           ------               ------          ------           ------

Income from operations                              6.36             4.99                 5.51            5.99             4.79
Other income, net                                   0.35             0.39                 0.36            0.36             0.28
                                                  ------           ------               ------          ------           ------

Income before income taxes                          6.71             5.38                 5.87            6.35             5.07
Income tax provision                                2.68             2.10                 2.31            2.50             2.00
                                                  ------           ------               ------          ------           ------

Net income                                          4.03%            3.28%                3.56%           3.85%            3.07%
                                                  ======           ======               ======          ======           ======


                                                     Three Months Ended                      Nine Months Ended
OPERATING STATISTICS                                    September 30,                          September 30,
                                                --------------------------------  --------------------------------------
                                                     1996            1995                  1996              1995
                                                  ---------       ----------           -----------       -----------
Number of orders shipped (000's)                        342              253                   944               713
Average order size                                     $702             $636                  $705              $630
Customers serviced (000's)                              161              123                   358               284
Number of account executives, end of period             267              184                   267               184
PC catalogs distributed (000's)                      10,962            6,248                33,435            18,364
Apple/Macintosh catalogs distributed (000's)          1,733            1,392                 5,072             5,167
Pages of national advertising placed                    173              161                   482               396
Inventory turnover                                       20               19                    21                18

The following table represents sales by product line as a percentage of total sales for each of the periods noted. Product mix is based upon internal product code classifications and is not retroactively adjusted for the addition of new categories or changes in individual product categorization.



PRODUCT MIX
                                  Three Months Ended                        Nine Months Ended
                                     September 30,                            September 30,
                             ----------------------------             ----------------------------
                                1996              1995                   1996               1995
                             ----------         ---------             ---------          ---------
Notebook & Laptops              27.5%             21.8%                  26.7%             22.0%
Software                        12.2              11.8                   12.1              11.8
Desktop Computers               10.6              12.8                   11.3              12.0
Printers                        11.2              13.4                   11.4              14.3
Data Storage Devices            10.6               8.7                    9.5               8.4
Video                            7.3               8.1                    7.4               8.1
Add-On Boards/Memory             5.1               8.1                    6.1               8.0
Communications                   5.3               5.0                    5.7               5.0
Network Products                 4.3               6.6                    4.2               6.8
Input Devices                    3.4               N/A                    2.6               N/A
Multi-Media                      2.1               N/A                    1.7               N/A
Other Accessories                0.4               3.7                    1.3               3.6
                                 ---               ---                    ---               ---
Total                          100.0%            100.0%                 100.0%            100.0%
                               ======            ======                 ======            ======

Three months ended September 30, 1996 compared to three months ended September 30, 1995

     Net sales increased $79.2 million, or 49.2%, for the three months ended September 30, 1996 to $240.3 million from $161.1 million for the three months ended September 30, 1995. The Company's average order size grew 10.4% to $702 and orders shipped grew 35.2% to 342,000 for the three months ended September 30, 1996 as compared to the three months ended September 30, 1995. The number of customers serviced for the trailing twelve months ended September 30, 1996 grew to 444,000 versus 351,000 for the trailing twelve months ended September 30, 1995.

     The growth in net sales is primarily attributable to expansion of marketing efforts, new product introductions, an increase in the number of customers serviced and an increase in telemarketing account executives.
The increase in average order size in the third quarter of 1996 is due, among other factors, to a shift in product mix as sales of notebook and laptop computers grew 88.8% to 27.5% of the total product mix compared to 21.8% in the corresponding quarter of 1995. The growth in sales of notebook and laptop computers is due primarily to increased sales of
high-end models and new product offerings.   Within the notebook and laptop
computer product line, certain high-end models are subject to manufacturing constraints and distribution allocations. Any reduction in the quantities available to the Company from the manufacturers producing these items could have an adverse impact on future sales. As a part of the Company's continuing efforts to facilitate the expansion of sales, the total number of account executives increased to 267 as of September 30, 1996 from 184 and 217 as of September 30, 1995 and December 31, 1995, respectively. Sales within the Apple/MacIntosh division were essentially consistent with the year ago quarter and have declined as a percentage of total sales.

     Gross profit increased $11.2 million, or 54.8%, as a result of the increase in net sales and increased as a percentage of net sales to 13.1% for the three months ended September 30, 1996, compared to 12.7% for the three months ended September 30, 1995. The increase in gross profit as a percentage of net sales is due, among other factors, to the expansion of selling margin on certain product lines resulting from opportunistic purchases and pricing strategies. Rebate programs with vendors also continue to have a positive impact on gross profit. The Company expects gross profit as a percentage of net sales to vary on a quarterly basis based upon product mix, market conditions, vendor support programs, the value of the dollar and other factors. As a result, there is no certainty that the Company will be able to sustain gross profit as a percentage of net sales at the levels achieved in recent quarters.

     Selling and administrative expenses increased $3.9 million, or 31.9%, but as a percentage of net sales decreased to 6.8% for the three months ended September 30, 1996, as compared to 7.7% for the three months ended September 30, 1995. This decrease is due primarily to a decrease in net advertising expense as a percentage of net sales. Net advertising expense as a percentage of net sales decreased to 0.6% for the three months ended September 30, 1996 from 1.5% for the three months ended September 30, 1995. The improvement in net advertising expense is due to the combined effect of improved productivity from marketing efforts and increased cooperative advertising reimbursements from vendors. Gross advertising expense decreased to 2.8% of net sales for the three months ended September 30, 1996, from 3.7% in the same period prior year. Gross advertising spending was positively impacted by reduced catalog production costs and the reduction of magazine advertising related to Windows 95 which occurred in the third quarter of 1995. The cooperative advertising reimbursement rate increased to 79.6% of gross advertising spending versus 60.3% in the same period of the prior year, which was primarily attributable to expanded vendor participation in the Company's advertising programs, increased purchasing volumes, market development funding and improved claim processing procedures. The cooperative advertising reimbursement rate may fluctuate as a percentage of gross advertising spending in future quarters depending on the level of vendor participation achieved and collection experience. The Company plans to increase marketing expenditures in future quarters, which may result in an increase in net advertising expense as a percentage of net sales and a lower operating margin than that achieved in the third quarter of 1996. The statement concerning future advertising expense is a forward looking statement that involves certain uncertainties including the ability to identify and implement cost effective incremental advertising and marketing programs.

     The executive incentive bonus pool, which pursuant to existing plans is based upon a maximum 20% of the year over year increase in income from operations, was $1,680,000 and $521,000 for the three months ended September 30, 1996 and 1995, respectively, and is included within selling and administrative expenses.

     Selling and administrative expenses also include $30,000 and $20,000 in legal costs incurred by the majority shareholder for the three months ended September 30, 1996 and 1995, respectively, in connection with the lawsuit filed by a former shareholder. Although the majority shareholder has agreed to indemnify the Company for all expenses or settlements, if any, incurred in connection with this suit, the Company will continue to record such expenses or settlements, if any, as an expense with an offsetting increase to paid-in capital, net of tax effects.

     Interest income was $896,000 for the three months ended September 30, 1996 as compared to $595,000 for the three months ended September 30, 1995. The change was primarily the result of a higher level of funds available for investment as a result of the Company's public equity offering in August, 1995 and funds generated from operations. The level of interest income may decline in future periods as the Company utilizes funds in connection with its facility expansion.

     The effective income tax rate, expressed as a percentage of income before income taxes, increased to 40.0% for the three months ended September 30, 1996 from 39.0% for the three months ended September 30, 1995. The change is primarily due to an increase in the proportion of taxable interest income earned by the Company.

     Net income for the three months ended September 30, 1996 was $9,679,000, an 83.2% increase over $5,284,000 for the three months ended September 30, 1995. Net income per share of $0.44 for the three months ended September 30, 1996 increased 76.0% from $0.25 in the same period of 1995. Net income per share reflects dilution resulting from the 825,000 additional common shares issued on August 3, 1995 pursuant to the Company's public equity offering. All per share and related amounts have been adjusted to reflect the three-for-two stock split effected in the form of a stock dividend paid on July 15, 1996.

Nine months ended September 30, 1996 compared to nine months ended September 30, 1995

     Net sales increased $217.1 million, or 48.4%, for the nine months ended September 30, 1996 to $665.7 million from $448.6 million for the nine months ended September 30, 1995. The Company's average order size grew 11.9% to $705 and orders shipped grew 32.4% to 944,000 for the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995. The growth in net sales is primarily attributable to expansion of marketing efforts, new product introductions and an increase in telemarketing account executives. The increase in average order size in the first nine months of 1996 is due, among other factors, to a shift in product mix as sales of notebook and laptop computers grew 79.9% to 26.7% of the total product mix compared to 22.0% in the corresponding nine month period of 1995. The growth in sales of notebook and laptop computers is due primarily to increased sales of high-end models and new product offerings.

     Gross profit increased $30.6 million, or 53.5%, as a result of the increase in net sales and increased as a percentage of net sales to 13.2% from 12.8% for the nine months ended September 30, 1996, compared to the nine months ended September 30, 1995. The increase in gross profit as a percentage of net sales is due, among other factors, to the expansion of selling margin on certain product lines resulting from opportunistic purchases and pricing strategies. Rebate programs with vendors also continue to have a positive impact on gross profit. The Company expects a certain level of variability in its gross profit as a percentage of net sales on a quarterly basis based upon product mix, market conditions, vendor support programs, the value of the dollar and other factors.

     Selling and administrative expenses, excluding the impact on the executive incentive bonus pool related to the non-recurring exit charge, increased $12.3 million, or 34.3%, but as a percentage of net sales decreased to 7.2% for the nine months ended September 30, 1996, as compared to 8.0% for the nine months ended September 30, 1995. This decrease was primarily the result of decreased net advertising costs and re-negotiated telephone rates which were retroactive to December 1, 1995. Net advertising expense as a percentage of net sales decreased to 1.0% for the nine months ended September 30, 1996 from 1.6% for the nine months ended September 30, 1995. The improvement in net advertising expense is due to the combined effect of improved productivity from marketing efforts and increased cooperative advertising reimbursements from vendors. Gross advertising spending decreased to 3.1% of net sales for the nine months ended September 30, 1996 from 3.6% in the same period prior year. Gross advertising spending was positively impacted by reduced catalog production costs and the reduction of magazine advertising related to Windows 95 which occurred in the third quarter of 1995. The increase in the cooperative advertising reimbursement rate to 67.5% of gross advertising spending versus 57.2% in the same period of the prior year was primarily attributable to expanded vendor participation in the Company's advertising programs, including two significant vendors from whom the Company previously had not received reimbursements, and a higher than normal recovery rate in the first quarter due to collections of past due amounts which had been reserved in previous periods. The cooperative advertising reimbursement rate may fluctuate as a percentage of gross advertising spending in future periods depending on the level of vendor participation achieved and collection experience.

     Selling and administrative expenses were increased in the first nine months of 1996 by $660,000 for a co-worker incentive program and $281,000 for a loss on the trade-in of certain internal computer equipment. The co-worker incentive program provides for the grant of a maximum of $1 million of common stock to qualifying employees if certain annual financial performance goals are achieved (See footnote 10 of Annual Report). The loss on the computer equipment is the result of the Company's decision, in the second quarter of 1996, to purchase an upgrade to its computer hardware system for the purpose of increasing speed and capacity. The new hardware was installed in the third quarter of 1996.

     The executive incentive bonus pool, which pursuant to existing plans is based upon a maximum 20% of the year over year increase in income from operations, was $3,326,000 and $1,860,000 for the nine months ended September 30, 1996 and 1995, respectively, and is included within selling and administrative expenses. The exit charge effectively reduced the amount of the executive incentive bonus pool for the nine months ended September 30, 1996 to $3,326,000 from $4,126,000 which would have been incurred on a pro-forma basis excluding the exit charge.

     Selling and administrative expenses also include $85,000 and $108,000 in legal costs incurred by the majority shareholder for the nine months ended September 30, 1996 and 1995, respectively, in connection with the lawsuit filed by a former shareholder. Although the majority shareholder has agreed to indemnify the Company for all expenses or settlements, if any, incurred in connection with this suit, the Company will continue to record such expenses or settlements, if any, as an expense with an offsetting increase to paid-in capital, net of tax effects.

     In September, 1996, the Company purchased approximately 27 acres of vacant land in Vernon Hills, Illinois upon which it is constructing a combined telemarketing, warehouse, showroom and corporate office facility. In conjunction with the move to the new facility, the Company will vacate and endeavor to sublease its current facility. Accordingly, in the first quarter of 1996 the Company recorded a $4,000,000 pre-tax non-recurring charge to operating results for exit costs which consist primarily of the estimated cost of sub-leasing the vacated facility, including holding costs and the estimated costs of restoring the building to its original condition, and certain asset write-offs resulting from the relocation.

     Interest income was $2,573,000 for the nine months ended September 30, 1996 as compared to $1,232,000 for the nine months ended September 30, 1995. The increase was primarily the result of a higher level of funds available for investment as a result of the Company's public equity offering in August, 1995 and funds generated from operations. The level of interest income may decline in future periods as the Company utilizes funds in connection with its facility expansion.

     Net income for the nine months ended September 30, 1996 was $23,707,000, a 71.9% increase over $13,789,000 for the nine months ended September 30, 1995. Net income per share of $1.09 for the nine months ended September 30, 1996 increased 65.2% from $0.66 in the same period of 1995. Pro forma net income and net income per share, excluding the impact of the exit charge and related reduction of the executive incentive bonus pool, were $25,659,000 and $1.18, representing an increase of 86.1% and 78.8%, respectively, over the first nine months of 1995. Net income per share reflects dilution resulting from the 825,000 additional common shares issued on August 3, 1995 pursuant to the Company's public equity offering. All per share and related amounts have been adjusted to reflect the three-for-two stock split effected in the form of a stock dividend paid on July 15, 1996.



LIQUIDITY AND CAPITAL RESOURCES

Working Capital

     The Company has historically financed its operations and capital expenditures primarily through cash flow from operations, short-term borrowings and public offerings of common stock.

     At September 30, 1996, the Company had cash, cash equivalents and marketable securities of $65.5 million and working capital of $116.4 million, representing an increase of $8.3 million in cash, cash equivalents and marketable securities and an increase of $17.2 million in working capital from December 31, 1995.

     As of September 30, 1996, the Company had an aggregate $30.0 million available pursuant to unsecured credit facilities with two financial institutions expiring in June, 1997. Borrowings under the credit facilities bear interest at the prime rate less 2 1/2%, LIBOR plus 1/2% or the federal funds rate plus 1/2%, as determined by the Company. At September 30, 1996 there were no borrowings against either of the credit facilities.

     The Company's current primary and anticipated use of cash is to fund the growth in working capital and capital expenditures, including facilities expansion. The Company believes that the funds held in cash, cash equivalents and marketable securities, and funds available under the credit facilities will be sufficient to fund the Company's working capital and cash requirements at least through September 30, 1997.

Cash flows for the nine months ended September 30, 1996

     Net cash provided by operating activities for the nine months ended September 30, 1996 was $17.0 million. The primary factors which historically affect the Company's cash flows from operations are accounts receivable, merchandise inventory and accounts payable. The increase in accounts receivable resulted from increased sales volume and an increase in days sales outstanding to 21.2 as of September 30, 1996 from 19.7 as of December 31, 1995. The increase in days sales outstanding is due, in part, to an increase in sales to customers on credit terms to 51.5% for the three months ended September 30, 1996 compared to 48.0% for the three months ended December 31, 1995. Inventory turns increased to 21 annualized turns for the nine months ended September 30, 1996 from 18 annualized turns for the nine months ended September 30, 1995. The increase in accounts payable reflects timing of payments to vendors at the end of the respective periods and increased purchase volume. Prepaid expenses and other current assets increased $940,000 to approximately $1.1 million as of September 30, 1996 and are primarily comprised of paper purchased for future catalogs and a prepaid insurance premium.

     Net cash used in investing activities for the nine months ended September 30, 1996 was $24.5 million, including approximately $8.8 million for capital expenditures. The capital expenditures made by the Company were primarily related to land for the Vernon Hills facility, new computer hardware and leasehold improvements. The net increase in marketable securities reflects purchases, net of redemptions, of approximately $15.8 million of securities classified as held-to-maturity or available-for-sale.


Facilities Expansion

     In June, 1996, the Company purchased approximately 27 acres of vacant land in Vernon Hills, Illinois for the purpose of constructing a combined telemarketing, warehouse, showroom and corporate office facility. The initial phase of construction is planned to include approximately 118,000 square feet of warehouse space and approximately 100,000 square feet of office space, effectively more than a 100% increase over the current facility. Construction of the new facility began in September, 1996. As of September 30, 1996 approximately $6.8 million in costs have been incurred, which are included in construction-in-progress. Based on current plans, the Company estimates it will incur approximately $23.0 to $25.0 million in capital expenditures related to purchasing the land and
constructing and equipping the facility.   Additionally, the Company will
incur certain moving and other costs, not expected to exceed $1.0 million, relating to relocation which would be charged to operating results in the period incurred.

     If the Company is unable to generate increased sales and gross margins sufficient to absorb increased overhead and other costs created by the new facility, the Company would likely experience lower pre-tax profits.

PART II  Other Information

ITEM 1.  Legal Proceedings


     As previously reported, the Company is a defendant in a lawsuit filed in the United States District Court for the Northern District of Illinois, Eastern Division, in which suit a former shareholder, executive officer and director of the Company (the "Plaintiff") alleges violations of the federal securities laws, fraud and breach of fiduciary duty in connection with the Company's redemption of his stock in July 1990. (Reference is made to Item 3 the Company's 1995 Annual Report on Form 10-K for a detailed discussion of the lawsuit).

     On June 14, 1996, the District Court granted the defendants' motion to dismiss the Amended Complaint, with prejudice, on the grounds that the federal cause of action was barred by the statute of limitations and the District Court did not have jurisdiction on the pendant counts. The Plaintiff has filed an appeal of the District Court decision to the United States Court of Appeals for the Seventh Circuit. The Company believes that it is likely that the Plaintiff will re-file the claims asserted in Counts II and III, and possibly other claims, in Illinois State Court. The Company and Mr. Krasny believe that their actions were honest and proper and that the suit by the former shareholder is without merit. The Company and Mr. Krasny are committed to vigorously defending the litigation.

     As previously reported, Michael P. Krasny, the Company's majority shareholder, has agreed to indemnify the Company for any and all costs, fees and expenses incurred in connection with this litigation, including any expenses incurred in judgment or settlement of the suit.


ITEM 6.   Exhibits and Reports on Form 8-K

    (a)   Exhibits:


          EXHIBIT NO.                    DESCRIPTION OF DOCUMENT

          10 (ii) Non-statutory Stock Option Agreement dated September 5, 1996 between the Company and Harry J. Harczak Jr.

          10 (jj) Non-statutory Stock Option Agreement dated September 5, 1996 between the Company and James R. Shanks.


    (b)   Reports on Form 8-K:

          There were no reports on Form 8-K filed for the nine months ended September 30, 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        CDW Computer Centers, Inc.
                                        (Registrant)

Date  November 12, 1996                 /s/ Harry J. Harczak, Jr.
    -----------------------------       -------------------------
                                        Harry J. Harczak, Jr.
                                        Chief Financial Officer


Date   November 12, 1996                /s/ Daniel F. Callen
    -----------------------------       -------------------------
                                        Daniel F. Callen
                                        Chief Accounting Officer

                               INDEX TO EXHIBITS


10 (ii) Non-statutory Stock Option Agreement dated September 5, 1996 between the Company and Harry J. Harczak Jr.

10 (jj) Non-statutory Stock Option Agreement dated September 5, 1996 between the Company and James R. Shanks.