Form 10-K
period 1996-12-31
CDW COMPUTER CENTERS INC
filed 1997-02-11
CIK 899171

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K


 X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---  ACT OF 1934

     FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

---  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
     FROM           TO
          ---------   ---------

                       COMMISSION FILE NUMBER   0-21796

                           CDW COMPUTER CENTERS, INC.

             (Exact name of registrant as specified in its charter)


               ILLINOIS                                    36-3310735
        (State or other jurisdiction of                   (I.R.S. Employer
        incorporation or organization)                   Identification No.)

   1020 E. LAKE COOK ROAD, BUFFALO GROVE, ILLINOIS            60089
      (Address of principal executive offices)              (Zip Code)

       Registrant's telephone number, including area code : (847) 465-6000

          Securities registered pursuant to Section 12(b) of the Act :



   Title of each class               Name of each exchange on which registered
   -------------------               -----------------------------------------
          None                                         N/A



          Securities registered pursuant to Section 12 (g) of the Act:

                                  Common Stock
                                  ------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   YES  X   NO
                                                ---    ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. /x/

The aggregate market value of the Common Stock held by non-affiliates as of February 7, 1997 was approximately $518 million, based upon the market price per share of $59.50.


As of February 7, 1997, the registrant had 21,524,984 shares of Common Stock, $0.01 par value, outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference into the parts of this Form 10-K designated to the right of the document listed.

INCORPORATED DOCUMENT                          LOCATION IN FORM 10-K
---------------------                          ---------------------

1996 Definitive Proxy Statement, to be         Part III, Items 10, 11, 12 and 13
filed pursuant to Regulation 14 A not
later than April 30, 1997.




An Index to Exhibits appears at pages 19 - 20 herein Part IV, Item 14

                           CDW COMPUTER CENTERS, INC.
                          1996 FORM 10-K ANNUAL REPORT
                      FOR THE YEAR ENDED DECEMBER 31, 1996

                                     INDEX


                                                              PART I                                 10-K Page No.
                                                                                                     -------------
Item 1.     Business  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1

Item 2.     Properties  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     8

Item 3.     Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     8

Item 4.     Submission of Matters to a Vote of Security Holders . . . . . . . . . . . . . . . . . . . . . .    10


                                                              PART II

Item 5.     Market for Registrant's Common Equity and Related Stockholder Matters . . . . . . . . . . . . .    10

Item 6.     Selected Financial Data . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    11

Item 7.     Management's Discussion and Analysis of Financial Condition and Results
            of Operations . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    12

Item 8.     Financial Statements and Supplementary Data . . . . . . . . . . . . . . . . . . . . . . . . . .    18

Item 9.     Changes in and Disagreements with Accountants on Accounting and
            Financial Disclosure  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    18

                                                             PART III

Item 10.    Directors and Executive Officers of the Registrant . . . . . . . . . . . . . . . . . . . . . .     18

Item 11.    Executive Compensation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     18

Item 12.    Security Ownership of Certain Beneficial Owners and Management . . . . . . . . . . . . . . . .     18

Item 13.    Certain Relationships and Related Transactions . . . . . . . . . . . . . . . . . . . . . . . .     18

                                                              PART IV

Item 14.    Exhibits, Financial Statement Schedule and Reports on Form 8-K . . . . . . . . . . . . . . . .     19

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     21


                                     PART I

ITEM 1. BUSINESS

GENERAL


     The Company (sometimes referred to herein as "CDW") sells Microsoft Windows 95/Windows NT/Windows/MS-DOS ("Microsoft") and Apple/Macintosh based (i) microcomputer hardware and peripherals, including desktop computers, notebooks and laptops, printing devices, video monitors, communications equipment, add-on boards and memory, input, multi-media and data storage devices; (ii) software;
(iii) networking products; and (iv) accessories, using a high volume, cost-efficient, direct marketing format. The primary focus of the Company's business is in sales of Microsoft based and compatible products. Currently, CDW has a database of over 1.7 million customer and prospective customer names, generated by advertising in approximately 23 national and regional personal computer magazines, including PC Magazine, PC World, MAC World, and Computer Shopper, and through periodic catalog mailings utilizing owned and leased third party mailing lists. The Company, through its telemarketing department which is staffed by well-trained, product knowledgeable account executives, offers a broad range of over 20,000 products at discounted prices and generally ships orders on a same-day basis. The Company's management information systems enable management to enhance efficiency and productivity, respond quickly to changes in its industry and provide high levels of customer service.

THE MICROCOMPUTER PRODUCTS INDUSTRY EVOLUTION

     The Company believes that microcomputer and related product sales have increased during the immediately preceding years principally as a result of the following factors: (i) growth of the service/information-based sector of the economy; (ii) developments in technology and related product introductions;
(iii) improvements in microcomputer hardware performance and new software applications; (iv) reductions in the prices of CPU's on a price/performance basis; (v) increased user familiarity with microcomputers; and (vi) emergence of industry standards and component commonality. The Company believes that new product introductions in personal computers and related products with greater performance capabilities at reduced prices have had a positive impact on the Company's growth rate. A decrease in the rate of development of new technologies and new products by manufacturers and acceptance by end-users could have a material adverse effect on the Company's growth prospects and results of operations.



     The sophistication and value consciousness of the Company's customer base, combined with the evolution of industry standards for microcomputers, has also resulted in heightened end-user interest in and acceptance of microcomputers, peripherals and software which use the Microsoft operating platform and are manufactured by high quality manufacturers such as AST Research, Canon, Compaq, Epson, Hewlett-Packard, IBM, Intel, Lotus, Microsoft, Novell, Texas Instruments, Toshiba and U.S. Robotics. In addition, the intense competition among manufacturers has generally reduced prices and increased the number of microcomputers and related products being used by businesses and sold by direct marketing organizations such as CDW. The Company believes that its direct marketing format, which promotes the sale of high quality, brand name products at competitive prices, is well suited to serve an increasingly sophisticated and value conscious customer base.

COMPETITION

     The microcomputer products industry is highly competitive. The Company competes with a large number and variety of resellers of microcomputer and related products. In the hardware category, the Company competes with traditional microcomputer resellers, computer superstores, consumer electronic and office supply superstores, mass merchandisers, national direct marketers and value-added resellers. In the software and accessories categories, the Company generally competes with these same resellers as well as specialty retailers and resellers. Certain national computer resellers also have established or acquired their own direct marketing operations. In addition, as a result of improving technology, certain software manufacturers have developed and may continue to develop sales methods that allow customers to download software programs and packages directly onto the customer's system through the use of modem communications. The Company also competes with distributors and manufacturers that sell hardware and software directly to certain customers. Several of the Company's current and potential competitors are larger and have substantially greater resources than the Company. Additionally, several competitors in the direct marketing industry have raised capital in the public markets through initial and subsequent public offerings. The increased visibility of these companies and their access to the capital markets may improve their market position and their ability to compete with the Company. The Company believes that competition may increase in the future, which could require the Company to reduce prices, increase advertising expenditures or take other actions which may have an adverse effect on the Company's operating results.

     Additionally, the industry has become more accepting of large-volume, cost-efficient channels of distribution such as computer superstores, consumer electronics and office supply superstores, national direct marketers and mass merchants. In addition, several of the Company's competitors are attempting to market computer products through electronic commerce, including the Internet. While these efforts to date represent only a small percentage of industry-wide sales, such sales may grow if end-user acceptance of electronic commerce increases. Although the Company offers products for sale via electronic commerce, there can be no assurance that the Company's sales via electronic commerce will meet or exceed sales levels generated by competitors.

     The current industry configuration may result in increased pricing pressures. Decreasing prices of microcomputers and related products, resulting in part from technological changes, may require the Company to sell a greater number of products to achieve the same level of net sales and gross profit. Such a trend could make it more difficult for the Company to continue to increase its net sales and earnings growth. In addition, if the growth rate of microcomputer sales were to slow down, the Company's operating results could be adversely affected.

THE CDW PHILOSOPHY

     The Company adheres to a central philosophy known as the CDW CIRCLE OF SERVICE. The philosophy is based upon the premise, promoted by its management, that "People Do Business With People They Like." The CDW CIRCLE OF SERVICE is a graphic reminder to the Company and its personnel that good service leads to good experiences and increased sales, and, alternatively, that bad experiences lead to lost sales and job uncertainty.

BUSINESS STRATEGY

     The Company's business strategy is to be a high volume, cost-efficient direct marketer of a broad range of brand name competitively priced microcomputer products and to provide a high level of customer service. The Company believes that the following factors are of principal importance in its ability to implement this business strategy:

     Breadth and Depth of Selection. The Company offers over 20,000 products, providing its customers with the convenience of one-stop shopping for their microcomputer-related needs. The Company carries brand name products and regularly reviews and modifies its mix of product offerings.

     Competitive Pricing. The Company believes that its high volume, cost-efficient direct marketing format allows it to maintain a pricing advantage over many other microcomputer product retailers. The Company utilizes a pricing model which allows it to efficiently pass on pricing changes as they occur and provide its customers with the lowest possible price.


     Direct Marketing.   The Company uses telemarketing account executives to
respond to customer inquiries generated by national advertising in personal computer magazines and periodic catalog mailings and also to contact customers. The Company's sales function is organized to support customers requiring unique service levels or product lines.

     Customer Service and Technical Support. The Company maintains a trained staff of account executives to address customer inquiries and assist with purchasing decisions. In addition, the Company employs a trained technical staff that is available by telephone to assist the customer should technical problems occur in order to reduce product returns and increase customer satisfaction. The Company believes that its commitment to service at the time of sale and after the purchase maximizes sales and encourages repeat customers.

     Management Information Systems. The Company uses proprietary, real-time management information systems which centralize management of key functions and generate daily operating control reports enabling management to identify and respond quickly to internal changes and trends in the industry and to provide high levels of customer satisfaction.

     Effective Inventory Control. The Company's management information systems, "just-in-time" purchasing system, RF-based cycle counting system and use of vendor stock balancing and price protection programs allow it to minimize its investment in inventory, reduce inventory discrepancies and the risk of obsolescence while meeting customer needs. These systems resulted in the Company achieving approximately 23 inventory turns during 1996.

     High Quality Personnel. The Company strives to attract, retain and motivate high quality personnel and provides its employees with financial incentives designed to maximize performance and productivity. The Company and Mr. Krasny have instituted short-term incentive programs and stock-based compensation programs to reward and motivate all of the Company's co-workers.


MERCHANDISE

     The Company offers over 20,000 microcomputer products including hardware and peripherals, networking products, software and accessories for use with microcomputers based on the Microsoft and Apple/Macintosh operating platforms. The Company's just-in-time purchasing system and aggressive inventory management allows it to limit its on-hand inventory to approximately 6,500 products (excluding replacement parts) and yet ship orders generally on a same-day basis. The Company ships most credit approved orders received prior to 9:00 p.m., exclusive of orders for products subject to allocation by the manufacturer, on the day the order was received.

     The following is a listing of selected product manufacturers by product category:



           PRODUCT CATEGORIES            SELECTED PRODUCT MANUFACTURERS
        ------------------------         ------------------------------

        HARDWARE AND PERIPHERALS
        Notebook and Laptop Computers    Apple            MagInnovision
        Printers                         AST Research     Megahertz
        Desktop Computers                ATI              Oki Data
        Data Storage Devices             Canon            Panasonic
        Video Products                   Compaq           Philips-Magnavox
        Add-on Boards/Memory             Conner           Practical Peripherals
        Input Devices                    Epson            Seagate
        Multi-Media                      Hayes            Simple Technology
        Communications                   Hewlett-Packard  Sony
                                         IBM              Texas Instruments
                                         Intel            Toshiba
                                         Iomega           U.S. Robotics

    PRODUCT CATEGORIES  (CONT')  SELECTED PRODUCT MANUFACTURERS (CONT')
    ---------------------------  -------------------------------------
    SOFTWARE                     Adobe          Corel
                                 Borland        Lotus
                                 Central Point  Microsoft
                                 Claris         Novell

    NETWORKING PRODUCTS          Artisoft       Standard Micro-
                                 Microsoft      systems Corp.
                                 Intel          Thomas Conrad
                                 Novell         3 Com

    OTHER ACCESSORIES            Logitech       Sony
                                 Maxell         TDK
                                 Memorex        3M


     The Company continually seeks to expand and improve its relationships with manufacturers as well as increase the number of products which it is authorized to sell. During 1996, the Company was successful in obtaining initial authorization and subsequently increasing the number of products it is authorized to sell from Hewlett-Packard. In addition, the Company succeeded in further expanding its product authorizations from IBM and Compaq in 1996.

     The Company offers approximately 6,000 different software packages in the business and personal productivity, utility and language, educational and entertainment categories. The Company also offers a broad range of microcomputer accessories, including computer-related items and supplies such as diskettes, printer products, pointing devices and connectors.

PURCHASING AND VENDOR SELECTION; INVENTORY MANAGEMENT

     The Company believes that effective purchasing is a key element of its business strategy of providing name brand products at competitive prices. The Company's purchasing staff works to identify reliable high quality suppliers of products, then actively negotiates to decrease the Company's cost and expand vendor incentive programs, permitting the Company to improve the competitiveness of selling prices of products. The Company seeks to establish strong relationships with its vendors, and employs a policy of paying vendors within terms stated and taking advantage of all appropriate discounts.

     During 1996, CDW purchased approximately 50 % of its merchandise from manufacturers and the balance from distributors, both of which ship directly to the Company's distribution facility. The Company is generally authorized by manufacturers to sell via direct marketing all or certain products offered by the manufacturer. The Company's authorization with each manufacturer provides for certain terms and conditions, which may include one or more of the following: product return privileges, price protection policies, purchase discounts and vendor incentive programs, such as purchase rebates and cooperative advertising reimbursements. The Company's business and results of operations may be adversely effected if the terms and conditions of the Company's authorizations were significantly modified or if certain products become unavailable to the Company, whether such unavailability is because the manufacturer terminates the Company's authorization or the product is subject to allocation or otherwise. In addition, the relocation of key distributors utilized in the Company's just-in-time purchasing model could adversely impact the Company's results of operations.

     No individual vendor exceeded 10% of the Company's total purchases during the twelve months ended December 31, 1995. For the year ended December 31, 1996, purchases from Toshiba America Incorporated and Ingram Micro/Alliance represented 10.3% and 14.8%, respectively, of total purchases and were the only vendors from whom purchases exceeded 10% of total purchases. The loss of either of these vendors or any other key vendors could have an adverse effect on the Company.

     The Company believes that the Chicago metropolitan area is an excellent location for its business as it is centrally located for purposes of shipping products throughout the United States and provides quick access to manufacturers and same day access to its principal distributors, including Ingram Micro/Ingram Alliance, Tech Data, and Micro United. The Company's favorable relationships with many of its vendors also results in cooperative advertising, price protection, and volume rebates which enable additional opportunities for the Company. Although brand names and individual products are important to the Company's business, the Company believes that competitive sources of supply are available in substantially all of the merchandise categories the Company carries.

     CDW also applies its proprietary management information systems to the task of managing its inventory, carefully monitors its inventory and seeks to obtain price protection from a majority of its vendors. At December 31, 1996, the Company maintained an investment in inventory of approximately $ 41 million with approximately $ 412,000 of inventory on hand over 90 days old. The Company turned its inventory approximately 23 times during 1996.

ADVERTISING AND CATALOG PUBLICATION

     During the year ended December 31, 1996, the Company estimates that approximately 90 % of its net sales were generated from its direct marketing activities. The Company receives cooperative advertising reimbursements from vendors which were approximately 70 % of total gross advertising expense for the year ended December 31, 1996.

     The Company places advertising in approximately 23 national and regional personal computer publications, including PC Magazine, PC World, MAC World, Computer Shopper and others, as well as limited local advertising. The Company placed a total of 763 national advertising pages in 1996. The Company periodically uses advertising, known as "Box Stuffers," in orders shipped to its customers in an effort to further stimulate sales and keep its customers abreast of the changes in the microcomputer industry.

     The Company published 21 versions of its Microsoft and specialty product based catalogs, and 8 versions of its Apple/Macintosh based catalogs in 1996. In order to cultivate repeat buyers and new customers, the Company distributes these catalogs to persons and organizations on its proprietary mailing lists. Additionally, in order to attract new customers, the Company distributes these catalogs to potential customers whose names and addresses are selectively obtained from leased mailing lists, and to other known computer users. Such lists are carefully selected to maximize revenues. Each catalog is printed with full color photographs, detailed product descriptions and manufacturer specifications. The Company also publishes a network and data communications specialty catalog designed to target users of network and communications products.

     In order to measure the effectiveness of its advertising, the Company tracks responses to its various advertisements and catalogs by utilizing a series of toll-free telephone numbers. Based on the toll-free number dialed by the customer, the Company is able to monitor the source of the advertisement which generated the sale or inquiry. These toll-free numbers may be used 14 hours a day, Monday through Friday and 8 hours on Saturday to place orders or to request a catalog. The majority of orders are placed by telephone.

     The Company established an Internet web site, known as www.cdw.com, in order to capitalize on the growing interest and opportunity created by electronic commerce. The web site includes many advanced features to attract new customers and produce sales. Although orders obtained through the website were not significant during the past year, the Company believes the website provides information and convenience for its customers, while also serving as another source for new customers.

\
SALES ACTIVITIES AND ORDER FULFILLMENT

     The Company's success is due, in large part, to the strength of its account executives who respond to customer telephone inquiries generated by the Company's advertising and catalogs and contact customers. The Company's account executives are well-trained, product knowledgeable and motivated to maximize sales and provide high levels of customer service. CDW seeks to build customer relations by assigning each customer to the account executive who first services the customer. Upon subsequent calls to CDW, the customer is directed to his or her account executive for assistance. The assigned account executive is thereafter credited with all purchases by that customer regardless of whether he or she made the sale. In the spirit of teamwork, account executives are encouraged to cooperate and work together to maximize sales and customer satisfaction.

     Each catalog and advertisement distributed by the Company bears a toll-free number to be used by customers in phoning CDW to place a product order. Telephone calls are answered by account executives who utilize on-line computer terminals to retrieve information regarding product characteristics, cost and availability and to enter customer orders. Account executives enter orders on-line into a computerized order fulfillment system which updates the Company's customer purchase history. Computer processing of orders is performed immediately following the placement of the order and upon receipt of credit approval. Picking tickets are printed with bar codes, which permits efficient picking of inventory from warehouse bin locations. The Company ships most credit approved orders received by 9:00 p.m., exclusive of orders for products not in stock or subject to allocation by the manufacturer, on the day the order was received. Orders are shipped by United Parcel Service, Federal Express, U.S. Mail, Common Carrier or any other acceptable manner requested by the customer. The Company charges customers for shipping but may offer promotional shipping programs from time to time based on regional competition and incentives provided by the Company's vendors. The customer pays normal freight charges and insurance for all larger orders. The average order size for the years ended December 31, 1996 and 1995, respectively, was $704 and $630.

     CDW account executives are generally compensated pursuant to a commission schedule based upon the gross profit generated by them. CDW account executives have the authority to negotiate and adjust prices for products, provided that the account executive sells the product at a price which meets established management guidelines. The Company's account executives have the opportunity to achieve relatively high compensation levels. The Company's account executives historically have shown increased productivity as training and experience levels increase.

CUSTOMERS AND MARKETING

     CDW currently maintains a database of over 1.7 million active and prospective names of which approximately 462,000 were serviced by the Company in 1996. The Company believes that its customers consist principally of businesses, government institutions and home business users, which tend to purchase higher-end equipment. For the year ended December 31, 1996, sales to business, government and institutional customers accounted for approximately 73% of the Company's net sales, although consumers account for a greater proportion of the total names on the Company's database.

     CDW's customers are located principally throughout the United States. In 1996, approximately 21% of the Company's net sales were generated by sales to Illinois residents, approximately 25% were generated to residents of the eastern United States, approximately 20% were generated by sales to residents of the southern United States, approximately 18% were generated by sales to residents of the western United States and approximately 15% were generated by sales to residents of the midwestern United States (other than Illinois). In addition, approximately 1% were sold to customers outside the United States.

CUSTOMER SERVICE AND TECHNICAL SUPPORT

     CDW has developed a proprietary customer service tracking system to ensure that customer initiated complaints are responded to within 24 hours. As an added service to customers, the Company offers a configuration service which permits customers to add accessories, load software or request a custom setup of systems purchased from the Company. The Company employs 8 Certified Novell Network Engineers and one of the Company's technicians earned the privileged status as a Certified Microsoft Engineer. The Company's trained technical support personnel are available by telephone to assist the customer with technical problems or questions in order to reduce product returns and increase customer satisfaction .

MANAGEMENT INFORMATION SYSTEMS

     CDW has installed and operates customized management information systems based upon an IBM AS/400, Novell Network and Microsoft NT server. Collectively, these systems allow for centralized management of key functions, including inventory and accounts receivable management, purchasing, sales and distribution, and the preparation of daily operating control reports which provide concise and timely information regarding key aspects of the business. The Company's proprietary management information systems enable the Company to enhance its productivity, ship customer orders on a same-day basis, respond quickly to changes in its industry and provide high levels of customer service.

     The Company's success is dependent on the accuracy and proper utilization of its management information systems, including its telephone systems. The Company's ability to manage its inventory and accounts receivable collections; to purchase, sell and ship its products efficiently and on a timely basis; and to maintain its cost-efficient operation is dependent upon the quality and utilization of the information generated by its management information systems. The Company recognizes the need to continually upgrade its management information systems to most effectively manage its operations and customer database. In that regard, the Company anticipates that it will, from time to time, require software and hardware upgrades for its present management information systems. The Company believes that its management information systems, coupled with these ongoing enhancements, are sufficient to sustain its present operations and its anticipated growth for the foreseeable future.

PERSONNEL AND TRAINING

     At December 31, 1996, the Company employed 740 persons, including 730 employed full-time and 10 employed part-time. Of these, 696 were employed at the Company's headquarters in Buffalo Grove, Illinois while 44 were employed at the Company's retail showroom in Chicago, Illinois. The Company considers its employee relations to be excellent. The Company's level of net sales per employee increased approximately 7% to $1.5 million for the year ended December 31, 1996 vs. $1.4 million for the year ended December 31, 1995. No employees are covered by collective bargaining agreements.

     CDW emphasizes the recruiting and training of high quality personnel and, to the extent possible, promotes people to positions of increased responsibility from within the Company. Each employee initially receives training appropriate for his or her position and a complete CDW orientation. This is followed by varying levels of training in computer technology. New account executives participate in an intensive approximately four-week long classroom training program known as "CDW University," followed by hands-on, face-to-face showroom training during which time they are introduced to the Company's philosophy, available resources, and products and services. Training for specific product lines and continuing education programs for all account executives are conducted on an ongoing basis, supplemented by vendor-sponsored training programs for all account executives and technical support personnel.

INCENTIVE AND REGULAR COMPENSATION ARRANGEMENTS

     Compensation Arrangements. The Company's co-workers are generally compensated on a basis that rewards performance and the achievement of identified goals. For example, account executives receive compensation pursuant to a commission schedule which is based upon aggregate gross profit dollars, accounts receivable personnel are eligible for monthly bonuses if late balances are held below acceptable levels, and operations personnel are eligible for monthly bonuses based upon such factors as prompt vendor returns and order fulfillment rates. The Company believes that these incentives positively impact its performance and profitability.

     Employee Incentive Stock Option, MPK Stock Option and Restricted Stock Plans. In addition to regular compensation, the Company, and Mr. Krasny individually, provide Company co-workers with additional long-term incentives designed to maximize performance and productivity. To this end, the Company and Mr. Krasny have adopted various stock-based compensation plans which enable Company co-workers to share in the success of the Company through appreciation in the value of the Company's stock.

RETAIL SHOWROOMS

     The Company currently operates two retail showrooms allowing customers an opportunity to examine products prior to purchase or to talk directly with CDW sales or technical personnel. One showroom is located within the Company's main distribution facility and headquarters in Buffalo Grove, Illinois, and the other is located in downtown Chicago, Illinois. During 1996, the Company invested in an expansion of the Chicago showroom which increased its size and enhanced customer service levels. These showrooms occupy approximately 3,200 and 9,000 square feet, respectively.

     The Company's retail showrooms, which generated approximately 8 % of the Company's net sales for 1996, inclusive of orders placed by telephone and picked up at the retail showroom, provide an environment in which to further train the Company's account executives before they join its telemarketing department.

TRADEMARKS

     The Company conducts its business under the trade names and service marks "CDW" and "Computer Discount Warehouse." The Company has taken steps to register and protect these marks and believes they have significant value and are important factors in its marketing programs.

ITEM 2. PROPERTIES.

     The Company currently conducts it business from a combined telemarketing, warehouse, corporate office and showroom facility located in Buffalo Grove, Illinois. The facility, which is leased, occupies approximately 104,000 square feet of space, including approximately 3,200 square feet which serves as a retail showroom. The lease expires December 31, 2003.

     In June 1996, the Company purchased approximately 27 acres of vacant land in Vernon Hills, Illinois for the purpose of constructing a new combined telemarketing, warehouse, showroom and corporate office facility. The initial phase of construction is planned to include approximately 118,000 square feet of warehouse space and approximately 100,000 of office space, effectively more than a 100 % increase over the current facility. Construction of the new facility began in September, 1996 with completion and occupancy planned for the third quarter of 1997. Upon relocation to the new facility, the Company plans to vacate and endeavor to sublease the Buffalo Grove facility. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Facilities Expansion" and Note 4 to the Financial Statements.

ITEM 3. LEGAL PROCEEDINGS.

     In July 1990, the Company redeemed the shares of the Company's Common Stock then held by Mr. John Marks, a former executive officer, director and shareholder who has since terminated any association with the Company. The purchase price of the redeemed shares was $506,113, of which $124,085 was paid in cash and $382,028 was payable by a promissory note. The note bore interest at a rate of 10% per annum, with principal and interest payable in equal quarterly installments of $31,835, which began in July, 1991 and continued through April 1, 1994, at which time the note was paid in full.

     In June, 1993, Mr. Marks filed a three-count Complaint in the United States District Court for the Northern District of Illinois, Eastern Division, alleging violations of the federal securities laws, fraud and breach of fiduciary duty in connection with the July, 1990 redemption of his common stock. Count I alleged violations of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder against the Company and Mr. Krasny. Count II alleged a claim for fraud against the Company and Mr. Krasny. Count III alleged a breach for fiduciary duty against Mr. Krasny. Mr. Marks sought in the Complaint to rescind the 1990 sale and have himself restored to the ownership position he was in prior to the sale of his shares or, alternatively, be awarded sufficient damages to compensate him for the damages allegedly sustained, including pre-judgment interest. In addition, in Counts II and III, Mr. Marks sought to recover punitive damages in an unspecified amount.

     In July, 1993, the Company and Mr. Krasny filed a motion to dismiss the Complaint. In their motion to dismiss, the Company and Mr. Krasny argued that Mr. Marks' claim for the alleged violation of Section 10(b) of the Securities Exchange Act were barred because the statute of limitations for the claim had expired. Further, Mr. Krasny and the Company denied making any misrepresentations or omissions and argued, in the alternative, that if any misrepresentations or omissions of material fact occurred, they were not material, nor the cause of Mr. Marks' purported damages. The Company and Mr. Krasny also asserted that certain portions of Mr. Marks' Complaint did not comply with Federal Rule of Civil Procedure 9(b), which requires that fraud claims be plead with particularity. Finally, the Company and Mr. Krasny argued that since the sole basis for federal jurisdiction was Count I, if it was dismissed, Counts II and III should be dismissed for lack of subject matter jurisdiction.

     In September, 1995, the District Court granted, without prejudice, the motion to dismiss. In its Memorandum Opinion dismissing the Complaint, the Court held Mr. Marks' allegations established that he had inquiry notice of the purported securities law violation by July 27, 1990, the date the Company purchased his shares. Because Mr. Marks brought his action in June 1993, beyond the applicable statute of limitations period, and because no facts alleged in the Complaint provided a basis to toll that period, the District Court dismissed the federal securities law claim in Count I. The District Court then dismissed the state law claims in Counts II and III for lack of federal jurisdiction. The District Court provided Mr. Marks with leave to file amended complaint if he could plead facts that enabled him to surmount the statute of limitations obstacles to his federal securities law claim.

     In October, 1995, Marks filed an Amended Complaint alleging the same three causes of action contained in his original Complaint. The factual allegations of the Amended Complaint were essentially the same as those of the original Complaint. The Amended Complaint, however, included allegations which endeavored to avoid application of the statute of limitations by alleging Mr. Marks' lack of notice of his purported federal securities law claim. The Company and Mr. Krasny in November, 1995 filed a motion to dismiss the Amended Complaint, arguing that it contained the same deficiencies relative to the statute of limitations and certain other defects as the original Complaint.

     On June 14, 1996, the District Court granted the motion to dismiss the Amended Complaint, with prejudice on the grounds that the securities law claim alleged in Count I was barred by the statute of limitations and it did not have jurisdiction over the state law claims alleged in Counts II and III. Mr. Marks has appealed the District Court decision to the United States Court of Appeals for the Seventh Circuit. The Company believes that Mr. Marks may file the claims asserted in Counts II and III, and possibly other claims, in Illinois state court.

     The Company and Mr. Krasny believe that their actions were honest and proper and that the suit by Mr. Marks is without merit. The Company and Mr. Krasny are committed to vigorously defending the litigation.

     Mr. Krasny has agreed that in the event that the Company is ordered to pay damages to Mr. Marks on account of the purchase by the Company of Mr. Marks' shares, Mr. Krasny will indemnify and reimburse the Company for all damages, including amounts, net of tax benefits received by the Company, ordered to be paid and legal fees and costs incurred by the Company in connection with the defense of the litigation and any appeals. In the event the matter is settled, Mr. Krasny has agreed to indemnify and reimburse the Company for any amount paid to Mr. Marks in settlement of this matter, net of tax benefits received by the Company. No agreement of settlement may be entered into by the Company without the consent of Mr. Krasny. The Company and Mr. Krasny incurred legal expenses of approximately $133,000, $140,000 and $227,000 for the years ended December 31, 1996, 1995 and 1994, respectively, which have been assumed, net of tax, by Mr. Krasny. These legal expenses are recorded as a selling and administrative expense and the reimbursement by Mr. Krasny, net of tax, is recorded as an increase to paid-in-capital.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     There were no matters submitted during the fourth quarter of 1996 to a vote of security holders.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The following table sets forth for the Company's Common Stock for the periods indicated, the high and low sales prices on The Nasdaq Stock Market sm. These quotations were obtained from Nasdaq. As of February 10, 1997, the Company believes that there were approximately 2,700 beneficial owners of the Company's stock. Except for distributions prior to May 25, 1993, the date of termination of the Company's election to be taxed as an S Corporation, the Company has neither declared nor paid any cash dividends on its Common Stock. The Company currently intends to retain earnings for use in the operation and expansion of its business and therefore does not anticipate paying cash dividends in the foreseeable future.


Quarter Ended                  Common Stock
                               ------------
                         1996                 1995
                    -----------------  ------------------
                    High       Low       High      Low
                    -----------------  ------------------
March 31 ......... $39 5/32  $22 1/2   $26 5/32  $20 1/3
June 30 ..........  59        32 53/64  36 5/32   22 1/2
September 30 .....  74        35        42 1/3    32 53/64
December 31 ......  72 1/4    59 1/4    38 1/3    24 53/64

                   CDW COMPUTER CENTERS, INC. AND SUBSIDIARY
             SELECTED FINANCIAL AND OPERATING DATA
         (in thousands, except per share and selected operating data)


                                                                                                                     Nine Months
Item 6.
Selected Financial Data.                                                  Twelve Months                                 Ended
                                                                                Ended December 31,                   December 31,
                                                             ------------------------------------------------------- ------------
                                                                 1996     1995      1994        1993       1992 (1)        1992
                                                             ------------------------------------------------------- ------------
Income Statement Data:
Net sales                                                    $ 927,895  $628,721  $413,270   $ 270,919    $ 181,167     $ 138,769
Cost of sales                                                  805,413   548,568   359,274     236,718      158,412       121,163
                                                             ------------------------------------------------------     ---------
Gross profit                                                   122,482    80,153    53,996      34,201       22,755        17,606
Selling and administrative expenses (2)                         64,879    49,175    34,617      21,828       25,289        21,844
Exit charge (3)                                                  4,000      --        --          --           --            --
Special incentive compensation expense                            --        --        --          --          9,281         9,281
                                                             ------------------------------------------------------     ---------
Income (loss) from operations                                   53,603    30,978    19,379      12,373      (11,815)      (13,519)
Interest income (expense), net                                   3,469     1,973       392        (373)        (153)         (149)
Other income (expense), net                                       (188)       47       119          76          (15)           36
                                                             ------------------------------------------------------     ---------
Income (loss) before income taxes                               56,884    32,998    19,890      12,076      (11,983)      (13,632)
Income tax provision (benefit)                                  22,484    12,939     7,777       3,294            5           (16)
Benefit from change in tax status (4)                             --        --        --        (3,807)        --            --
                                                             ------------------------------------------------------     ---------
Net income (loss)                                            $  34,400  $ 20,059  $ 12,113   $  12,589    $ (11,988)    $ (13,616)
                                                             ======================================================     =========

PRO FORMA INCOME DATA (UNAUDITED):
Income (loss) before income taxes                                                            $  12,076    $ (11,983)    $ (13,632)
Adjustment for executive and special incentive
   compensation exense in excess of contractual
   compensation (5)                                                                               --         19,187        19,158
                                                                                             ----------------------     ---------
Pro forma income before income taxes                                                            12,076        7,204         5,526
Pro forma provision for income taxes (5)                                                         4,725        2,809         2,155
Benefit from change in tax status (4)                                                           (3,807)        --            --
                                                                                             ----------------------     ---------
Pro forma net income                                                                         $  11,158    $   4,395     $   3,371
                                                                                            =======================     =========
Net income per share (Pro forma for 1993 and 1992)              $ 1.58   $  0.95      0.61   $    0.60                  $    0.18
                                                                ======================================                  =========
Weighted average number of common and common equivalent
   shares outsanding (Pro forma for 1993 and 1992)              21,785    21,080    20,003      18,750                     18,300

SELECTED OPERATING DATA:
Average order size                                                 704       630       590   $     587          610     $     617
Number of orders shipped (in thousands)                          1,318       998       700         462          297           225
Customers serviced (in thousands)                                  462       374       274         190          N/A           100
Net sales per employee (in thousands)                        $   1,459  $  1,364    $1,223   $   1,188    $   1,058     $   1,039
Inventory turnover                                                23.4      21.7      22.2        29.7         28.4          29.8
Accounts receivable - days sales outstanding                      22.6      21.8      20.7        16.9         16.0          15.6


                                                                                     December 31,
                                                             ------------------------------------------------------
                                                                1996      1995       1994       1993          1992
                                                             ------------------------------------------------------
FINANCIAL POSITION:
Working capital (deficit)                                    $ 123,614  $ 99,127  $ 49,217   $  16,462    $     (33)
Total assets                                                   198,830   132,929    77,860      34,159       18,725
Total debt and capitalization lease obligations                   --        --        --         3,603        6,704
Total shareholders' equity (deficit)                           141,622   106,161    55,843      21,852       (1,030)


    (1) The Company adopted a fiscal year ending December 31 for the nine months ended December 31, 1992. The data for the twelve months ended December 31, 1992 is unaudited and presented for comparative purposes.
    (2) Selling and administrative expenses include executive compensation expense for the majority shareholder and President, which is pursuant to employment agreements that commenced as of the closing date of the Company's initial public offering. The total executive compensation expense for the majority shareholder and President for the twelve months ended December 31, 1992 and the nine months ended December 31, 1992 was $10,281,000 and $10,158,000, respectively.
    (3) The exit charge provides for estimated costs associated with vacating the Company's current leased facility. See Note 4 of Notes to Consolidated Financial Statements.
    (4) Net income and pro forma net income for the twelve months ended December 31, 1993 includes a $3,807,000 ($0.20 per share) tax benefit relating to the Company's change in tax status from an S corporation to a C corporation on May 25, 1993 and adoption of Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes."
    (5) The Company terminated its election to be treated as an S corporation effective May 25, 1993. The pro forma income statement data has been computed by adjusting the Company's net income (loss), as reported to:
    (a) eliminate for the nine and twelve months ended December 31, 1992 (i) executive compensation expense (including bonuses) in excess of contractual compensation pursuant to employment agreements, which commenced as of the closing date of the initial public offering, for the majority shareholder and the President; and (ii) special incentive compensation expense pursuant to the MPK Stock Option Plan; and (b) compute income taxes for the twelve months ended December 31, 1993 and the nine months ended December 31, 1992 assuming an effective tax rate of 39% which would have been recorded had the Company been a C corporation.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the Company's Consolidated Financial Statements and the Notes thereto.

RESULTS OF OPERATIONS

     The following table sets forth for the periods indicated information derived from the Company's statements of income expressed as a percentage of net sales.

                                          ---------------------------------
                                               PERCENTAGE OF NET SALES
                                              YEARS ENDED DECEMBER 31,
                                          ---------------------------------
                                           1996          1995          1994
                                          -----         -----         -----
Net sales                                 100.0  %      100.0  %      100.0  %
Cost of sales                              86.8          87.3          86.9
                                          -----         -----         -----
Gross profit                               13.2          12.7          13.1
Selling and administrative expenses         7.0           7.8           8.4
Exit charge                                 0.4           ---           ---
                                          -----         -----         -----
Income from operations                      5.8           4.9           4.7
Interest and other income                   0.3           0.3           0.1
                                          -----         -----         -----
Income before income taxes                  6.1           5.2           4.8
Income tax provision                        2.4           2.0           1.9
                                          -----         -----         -----
Net income                                  3.7  %        3.2  %        2.9  %
----------                                -----         -----         -----

     The following table represents sales by product line as a percentage of net sales for each of the periods noted. Product lines are based upon internal product code classifications and are not retroactively adjusted for the addition of new categories or changes in individual product categorization.

                             -------------------------------------
                                     SALES BY PRODUCT LINE
                                   YEARS ENDED DECEMBER 31,
                             -------------------------------------
                                1996         1995         1994
                             -----------  -----------  -----------
Notebook & Laptop Computers   26.3  %      21.9  %      23.3  %
Software                      12.2         11.4         11.1
Desktop Computers             11.9         12.3          7.5
Printers                      11.3         13.9         17.2
Data Storage Devices           9.7          8.5          8.3
Video                          7.6          8.0          7.6
Add-On Boards/Memory           5.7          8.5          7.2
Communications                 5.4          5.2          5.4
Network Products               4.2          6.4          8.3
Input Devices                  2.8          N/A          N/A
Multi-Media                    1.8          N/A          N/A
Other Accessories              1.1          3.9          4.1
                             -----        -----        -----
Total                        100.0  %     100.0  %     100.0  %
                             -----        -----        -----

Year Ended December 31, 1996 Compared to Year Ended December 31, 1995

     Net sales in 1996 increased 47.6% to a record $927.9 million compared to $628.7 million in 1995. The Company's average order size grew 11.7% to $704 per order and orders shipped increased 32.1% to over 1,300,000. The number of customers serviced for the year ended December 31, 1996 grew to 462,000 versus 374,000 for the year ended December 31, 1995.

     The growth in net sales is primarily attributable to new product introductions, expansion of marketing efforts, an increase in the number of customers serviced and an increase in telemarketing account executives. The higher average order size is due, among other factors, to a shift in product mix as sales of notebook/laptop computers and desktop computers comprised 38.2% of total sales dollars compared to 34.2% in the prior year. Sales of notebook/laptop and desktop computers were positively impacted by the addition of product lines from Compaq Computer Corporation, initially authorized in November 1995 and expanded in September 1996, and Hewlett-Packard, initially authorized in February 1996 and expanded in August 1996. In 1996, sales of Apple-branded products declined from levels achieved in 1995 and were less than 3% of total net sales.

     The fastest growing product categories in 1996 were notebook/laptop computers at 77.6%, data storage products at 68.1%, software at 58.8% and communications products at 54.1%. Printers and add-on boards/memory products declined as a percentage of net sales due to declining unit prices for these products. The Company believes that new product introductions in 1996, including new 32-bit software which requires faster processors, more memory and additional storage capacity, positively impacted sales of CPU's, multi-media products, input devices, software and data storage devices. The growth in sales of notebook/laptop computers is due primarily to increased sales of high-end models and new product offerings. Within the notebook and laptop computer product line, certain high-end models are subject to manufacturing constraints and distribution allocations. Any reduction in the quantities available to the Company from the manufacturers producing these items could have an adverse impact on future sales. Demand for certain products offered by the Company and the growth of certain product categories is driven by advances in technology and the development of new products and applications by the industry manufacturers, and acceptance of these new technologies and products by end-users. Any slowdown in the rate of technological advancement and new product development by industry manufacturers could have a material adverse effect on the Company's future sales growth.


     CDW expanded its catalog marketing program in 1996 by distributing 46.6 million Microsoft-Windows 95/Windows/MS-DOS ("PC") catalogs, a 77% increase, 7.1 million Apple/MacIntosh ("MAC") catalogs, a 7% increase, and 1.0 million networking/data communications catalogs. Additionally, in 1996 the Company increased the frequency rate for distributing catalogs to its existing customers. Advertising in national computer magazines increased by 35% to 763 pages, including 72 pages directed toward special holiday promotions.

     The Company continues to recruit and train new account executives through CDW University, with 311 account executives as of December 31, 1996, an increase of 43% from December 31, 1995.

     Gross profit increased $42.3 million, or 52.8%, in 1996 as a result of the increase in net sales, and increased as a percentage of net sales to 13.2% from 12.7% in 1995. The Company believes the increase in gross profit as a percentage of net sales is due to, among other factors, the expansion of selling margin on certain product lines resulting from new rebate programs with vendors, opportunistic purchases and pricing strategies. While the Company's goal is to maintain gross profit as a percentage of net sales between 12.5% and 13%, the actual gross profit percentage achieved may vary due to product mix, vendor rebate and incentive programs, market conditions, pricing strategies and other factors. As a result, there is no certainty that the Company will be able to sustain gross profit as a percentage of net sales at the levels achieved in recent quarters or within its targeted range.

     Selling and administrative expenses decreased as a percentage of net sales to 7.0% for the year ended December 31, 1996 from 7.8% for the year ended December 31, 1995. The decrease in selling and administrative expenses as a percentage of net sales is due primarily to a decrease in net advertising expense as a percentage of net sales, as well as improved productivity and leveraging of certain fixed costs over a higher sales volume. In 1996, net advertising expense as a percentage of net sales decreased to 1.0% from 1.5% in 1995, resulting from a 28.8% increase in gross advertising spending offset by a higher rate of cooperative advertising reimbursements provided by the Company's vendors. The increase in gross advertising spending is due to the expanded marketing efforts discussed above, which was partially offset by reduced catalog production costs. The higher cooperative advertising reimbursement rate was primarily due to expanded vendor participation in the Company's advertising programs, increased purchasing volumes and improved claim processing procedures. The cooperative advertising reimbursement rate may fluctuate as a percentage of gross advertising spending in future quarters depending on the level of vendor participation achieved and collection experience. The Company plans to increase marketing expenditures in future quarters, which may result in an increase in net advertising expense as a percentage of net sales and a lower operating margin than that achieved in 1996. The statement concerning future advertising expense is a forward looking statement that involves certain risks and uncertainties including the ability to identify and implement cost effective incremental advertising and marketing programs.

     Selling and administrative expenses include the executive incentive bonus pool which was approximately $4,400,000 and $2,100,000 for the years ended December 31, 1996 and 1995, respectively. Pursuant to existing plans, the amount of the executive incentive bonus pool is set by the Compensation Committee of the Board of Directors with a maximum eligible amount of 20% of the year over year increase in income from operations. The executive incentive bonus pool in 1996 was effectively reduced by $800,000 as a result of the exit charge. Other selling and administrative expenses included $133,000 and $140,000 for 1996 and 1995, respectively, in legal defense costs incurred by the majority shareholder in connection with the lawsuit filed by a former shareholder. Although the majority shareholder has agreed to indemnify the Company for expenses or settlements, if any, incurred in connection with this lawsuit, the Company will continue to record such expenses or settlements, if any, as an expense with an offsetting increase to paid-in capital, net of tax effects.

     In June 1996, the Company purchased approximately 27 acres of vacant land in Vernon Hills, Illinois for the purpose of constructing a combined telemarketing, warehouse, showroom and corporate office facility. In conjunction with the move to the new facility, the Company will vacate and endeavor to sublease its current facility. Accordingly, the Company recorded a $4,000,000 pre-tax non-recurring charge for exit costs, which consist primarily of the estimated cost of subleasing the vacated facility, the estimated costs of restoring the building to its original condition and certain asset write-offs resulting from the relocation. There is no assurance that the $4,000,000 charge will be adequate to cover actual costs should the Company's actual experience in subleasing the facility differ from the assumptions used in calculating the exit charge. Any additional costs would reduce operating results at the time such costs are known.

     Net interest income increased $1.5 million in 1996 as compared to 1995, primarily as a result of the higher levels of funds available for investment. The increase in funds available for investment are the result of the proceeds of the Company's public equity offering in August 1995 and cash flows generated from operations. The level of interest income may decline in future periods as the Company utilizes funds in connection with its facility expansion.

     The effective income tax rate, expressed as a percentage of income before income taxes, increased slightly in 1996 to 39.5 % from 39.2 % in 1995.

     Net income for the year ended December 31, 1996 was $34.4 million, an increase of 71.5% over the year ended December 31, 1995. Earnings per share for 1996 increased 66.3% to $1.58 per common and common equivalent share as compared to $0.95 per common and common equivalent share for 1995. Pro forma net income and earnings per share for the year ended December 31, 1996, excluding the $4,000,000 impact of the exit charge and the related $800,000 reduction in the executive incentive bonus pool, net of tax effects, were $36.4 million and $1.67 per share, representing increases of 81% and 76%, respectively, over

1995. The growth in earnings per share was affected by the dilution resulting from the 825,000 additional common shares issued by the Company on August 3, 1995 pursuant to the Company's public equity offering. All earnings per share amounts reflect the two-for-one and three-for-two stock splits effected in the form of stock dividends paid on May 6, 1995 and July 15, 1996, respectively.

Year Ended December 31, 1995 Compared to Year Ended December 31, 1994

     Net sales in 1995 increased 52.1% to $628.7 million compared to $413.3 million in 1994. Orders shipped increased 43% to nearly 1,000,000 and the average order size increased 7% to $630 per order. The increase in order volume resulted from the expansion of marketing efforts during the year, new product introductions and an increase in account executives by 56% to 217 as of December 31, 1995. The higher average order size was due primarily to a shift in product mix as notebook/laptop and desktop computers comprised approximately 34.2% of total sales dollars compared to 30.8% in the prior year.

     CDW expanded its catalog marketing program in 1995 by distributing 26.4 million MS-DOS/Windows ("PC") catalogs, a 68% increase, and 6.6 million Apple/MacIntosh ("MAC") catalogs, a 428% increase. Additionally, in 1995 the Company increased the frequency rate for distributing catalogs to its existing customers. In the fourth quarter of 1995, CDW published its first limited distribution networking/data communications products catalog. Pages of advertising in national computer magazines were increased by 43%, including 88 pages specifically directed toward Microsoft's "Windows 95" and related products.

     The Company experienced strong demand for new products introduced in 1995, particularly pentium-based desktop and notebook computers, high speed modems, high capacity storage devices and new software packages. Desktop computers were the fastest growing product category at 149% due primarily to growth in sales of the Apple and IBM product lines. Sales were positively influenced by the expansion of CDW's product lines to include virtually all IBM desktop units and the entire IBM Thinkpad line (fourth quarter 1994) and substantially all Apple/MacIntosh Powerbook and desktop CPU's not previously authorized (April, 1995). Sales from the Apple/MacIntosh division in 1995 were less than 10% of total net sales. In the fourth quarter of 1995, CDW received authorization under a pilot program to sell Compaq notebook and desktop computers through its direct marketing operation.

     Gross profit increased $26.2 million, or 48.4%, in 1995 as a result of the increase in net sales, offset by a decrease in gross profit as a percentage of net sales to 12.7% from 13.1% in 1994. The Company believes the reduction in gross profit as a percentage of net sales is due to various factors including lower margins on certain product lines and lower margins achieved by the Apple/MacIntosh sales division. These factors were partially offset by reduced outbound freight costs.

     Selling and administrative expenses increased $14.6 million or 42.1% and decreased as a percentage of net sales to 7.8% from 8.4% for the year ended December 31, 1995 as compared to the year ended December 31, 1994. The decrease in selling and administrative expenses as a percentage of net sales was due, in part, to reduced payroll and other overhead expenses as a result of improvements in employee productivity achieved through systems enhancements and leveraging fixed costs over a larger sales volume. Selling and administrative expenses include the executive incentive bonus pool which was approximately $2,100,000 and $1,600,000 for the years ended December 31, 1995 and 1994, respectively. Pursuant to existing plans, the amount of the executive incentive bonus pool is set by the Compensation Committee of the Board of Directors with a maximum eligible amount of 20% of the year over year increase in income from operations. Other overhead expenses included $140,000 and $227,000 for 1995 and 1994, respectively, in legal defense costs incurred by the majority shareholder in connection with the lawsuit filed by a former shareholder.

     Net advertising expense as a percentage of net sales increased to 1.5% in 1995 from 1.4% in 1994, resulting from an 83.0% increase in gross advertising spending offset by improvement in the rate of cooperative advertising reimbursement. The increase in the level of gross advertising spending was due to the expanded marketing efforts discussed above. The higher cooperative advertising reimbursement rate was due to several factors including the creation of a media sales department, increased billing rates for vendor advertising placed in CDW's catalogs and higher marketing allocations from suppliers due to the increase in purchases.

     Net interest income increased $1.6 million in 1995 as compared to 1994 primarily as a result of the higher levels of funds available for investment. The increase in funds available for investment are the result of the proceeds of public equity offerings in June 1994 and August 1995 and cash flows generated from operations.

     Net income for the year ended December 31, 1995 was $20.1 million, an increase of 65.6% over the year ended December 31, 1994. Earnings per share for 1995 increased 55.7% to $0.95 per common and common equivalent share as compared to $0.61 per common and common equivalent share for 1994. The growth in earnings per share was affected by the dilution resulting from the 1,650,000 and 825,000 additional common shares issued by the Company on June 3, 1994 and August 3, 1995, respectively, pursuant to the Company's public equity offerings. All earnings per share amounts reflect the two-for-one and three-for-two stock splits effected in the form of stock dividends paid on May 6, 1995 and July 15, 1996, respectively.

SEASONALITY

     Although the Company has historically experienced variability in the rates of sales growth, it has not historically experienced seasonality in its business.

LIQUIDITY AND CAPITAL RESOURCES

WORKING CAPITAL

     CDW has historically financed its operations and capital expenditures primarily through cash flow from operations, short term bank borrowings and public offerings of common stock. At December 31, 1996, the Company had cash, cash equivalents and marketable securities of $75.0 million and working capital of $123.6 million. At December 31, 1995 the Company had working capital of $99.1 million. The increase of $24.5 million in working capital in 1996 was due primarily to the Company's cash flow from operations for the year ended December 31, 1996 and interest income on its cash equivalents and marketable securities. The Company's current primary and anticipated use of cash, cash equivalent and marketable securities balances is to fund the growth in working capital and capital expenditures necessary to support the future growth in sales, including facilities expansion.

CASH FLOWS

     Cash provided by operating activities in 1996 was $28.8 million compared to $11.2 million for 1995. The primary working capital factors that have historically affected the Company's cash flows from operations are the levels of accounts receivable, merchandise inventory and accounts payable. In 1996, the Company continued to increase the percentage of net sales generated from open credit terms to its business customers. As a result of this trend and the overall increase in net sales, net accounts receivable at December 31, 1996 increased 52.8% from the level at December 31, 1995.

     Cash used in investing activities for 1996 was $26.5 million. In 1996, CDW incurred approximately $11.1 million of capital expenditures relating primarily to land and construction for the Vernon Hills facility, new computer hardware and leasehold improvements. The remainder of cash used in investing activities reflects increases in the Company's marketable securities portfolio.

     Financing activities in 1996 included the renewal of the Company's unsecured credit facilities with two financial institutions aggregating $30.0 million. The credit facilities expire in June 1997 and contain certain financial covenants. Borrowings under the credit facilities bear interest at the prime rate less 2 1/2%, LIBOR plus 1/2% or the federal funds rate plus 1/2%, as determined by the Company. At December 31, 1996 there were no borrowings against either of the credit facilities. The Company intends to renew the credit facilities upon expiration.

     In September 1996, the Company established a stand-by letter of credit for approximately $1.7 million related to construction of the new facility. The Company has pledged a U.S. Treasury Note, included in investments held-to-maturity, with a face value of $2.0 million as collateral for the letter of credit.

FACILITIES EXPANSION

     In June 1996, the Company purchased approximately 27 acres of vacant land in Vernon Hills, Illinois for the purpose of constructing a combined telemarketing, warehouse, showroom and corporate office facility. The initial phase of construction is planned to include approximately 118,000 square feet of warehouse space and approximately 100,000 square feet of office space, effectively a 100% increase over the current facility. Construction of the new facility began in September 1996. As of December 31, 1996 approximately $8.7 million in costs, including land acquisition, have been incurred and are included in construction-in-progress. The Company has entered into various construction and equipment contracts, relating to the new facility, which aggregate $13.6 million, of which $2.9 million has been incurred and is included in construction-in-progress as of December 31, 1996. Pursuant to these contracts, the Company is committed for an additional $10.7 million as construction or installation is completed. Based on current plans, the Company estimates it will incur approximately $24.0 to $26.0 million in total capital expenditures relating to the purchase of the land and constructing and equipping the facility. Additionally, the Company would likely incur certain moving and other costs, not expected to exceed $1.0 million, relating to relocation which would be charged to operating results in the period incurred.

     If the Company is unable to generate increased sales and gross profit sufficient to absorb increased overhead and other costs associated with the new facility, the Company would likely experience lower pre-tax margins.

     The Company believes that the funds held in cash, cash equivalents and marketable securities combined with funds available under the existing credit facilities and cash flow from operations will be sufficient to fund the Company's working capital and cash requirements, including facilities expansion, at least through December 31, 1997. The Company does not anticipate that it will pay any cash dividends during 1997.

     Certain statements included in Management's Discussion and Analysis of Financial Condition and Results of Operations concerning the Company's gross profit as a percentage of sales, advertising expense, cooperative advertising reimbursements and exit charge are forward-looking statements that involve certain risks and uncertainties, as specified herein.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The information required by this item is contained in a separate section of this Report. See Index to Consolidated Financial Statements beginning on F(i).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     There were no disagreements with accountants on accounting and financial disclosure matters during the periods reported herein.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information required hereunder is incorporated by reference herein from the Registrant's 1996 Definitive Proxy Statement, to be filed pursuant to Regulation 14A not later than April 30, 1997.

ITEM 11. EXECUTIVE COMPENSATION.

     The information required hereunder is incorporated by reference herein from the Registrant's 1996 Definitive Proxy Statement, to be filed pursuant to Regulation 14A not later than April 30, 1997.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required hereunder is incorporated by reference herein from the Registrant's 1996 Definitive Proxy Statement, to be filed pursuant to Regulation 14A not later than April 30, 1997.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required hereunder is incorporated by reference herein from the Registrant's 1996 Definitive Proxy Statement, to be filed pursuant to Regulation 14A not later than April 30, 1997.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)      The following documents are filed as part of this report :

         1. Financial Statements (See Index to Consolidated Financial Statements on page F(i) of this Report);

         2.    Index to Financial Statement Schedule :                      Page

               Report of Independent Accountants on Financial Statement     S-1
               Schedule

               Schedule II - Valuation and Qualifying Accounts              S-2


               All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or notes thereto.

         3. Exhibits required by Securities and Exchange Commission Regulation S-K, Item 601:



EXHIBIT NO.              DESCRIPTION OF DOCUMENT
-----------              -----------------------
3(c)         Article of Incorporation of CDW Computer Centers, Inc. (an
             Illinois Corporation) (iii)
3(d)         Bylaws of CDW Computer Centers, Inc. (an Illinois Corporation) (iii)
10(a)        CDW Computer Centers, Inc. Employees' Defined Contribution Retirement Plan
             and Trust (i)
10(b)        CDW Incentive Stock Option Plan (i)
10(c)        MPK Stock Option Plan and Agreement (i)
10(d)        MPK Restricted Stock Plan and Agreement (i)
10(e)        Employment and Non-Competition Agreement dated as of March 15, 1993 between the Company and Michael P. Krasny (i)
10(f)        Employment and Non-competition Agreement dated as of March 15, 1993 between the Company and Greg C. Zeman (i)
10(g)        Employment and Non-Competition Agreement dated as of March 15, 1993 between the Company and Daniel B. Kass (i)
10(h)        Employment and Non-Competition Agreement dated as of March 15, 1993 between the Company and Mary C. Gerlits (i)
10(n)        Tax Indemnification Agreement dated as of May 25, 1993 between the Company and Michael P. Krasny (i)
10(p)        Lease Agreement dated February 22, 1993 between the Company, as lessee, and Chevy Chase Business Park Limited Partnership, as lessor, relating to the premises located in Buffalo Grove, Illinois (i)
10(s)        Indemnification Agreement between the Company and Michael P. Krasny to be dated as of May 19, 1993 (i)
10(t)        CDW Director Stock Option Plan (i)
10(w)        Indemnification and Hold Harmless Agreement between Michael P. Krasny and the Company dated May 14, 1993 (i)
10(y)        First Lease Amendment dated as of May 13, 1993 to Lease Agreement dated
             February 22, 1993 between the Company, as lessee, and Chevy Chase Business
             Park Limited Partnership, as lessor, relating to the premises located in
             Buffalo Grove, Illinois (i)
10(ee)       Lease Agreement dated January 25, 1995 between the Company, as lessee, and IJM Management Limited Partnership, as agent for the owner, as lessor, relating to the premises located in Chicago, Illinois (ii)
10(ff)       Purchase/Sale Agreement dated and effective February 12, 1996 between the
             Company, as buyer, and Continental Executive Park, L.L.C. as seller, relating to the premises located in Vernon Hills, Illinois, made on March
             14, 1996 (iii)




10(gg)     Revolving Note between the Company and LaSalle National Bank dated June
           30, 1996 (iv)
10(hh)     Revolving Note between the Company and The Northern Trust Company dated
           June 30, 1996 (iv)
10(ii)     Non-statutory Stock Option Agreement dated September 5, 1996 between the
           Company and Harry J. Harczak, Jr. (v)
10(jj)     Non-statutory Stock Option Agreement dated September 5, 1996 between the
           Company and James R. Shanks (v)
10(kk)     Form of Indemnification and Hold Harmless Agreement between the Company and the Selling Shareholder (vi)
10 (ll)    CDW 1996 Incentive Stock Option Plan (vi)
21         Subsidiaries of the Registrant (i)
23         Consent of Independent Accountants
27         Financial Data Schedule


   FOOTNOTES

      (i) Incorporated by reference from the exhibits filed with the Company's registration statement (33-59802) on Form S-1 filed under the Securities Act of 1933.

      (ii) Incorporated by reference from the exhibits filed with the Company's quarterly report (0-21796) on Form 10-Q for the quarter ended June
            30, 1995.

      (iii) Incorporated by reference from the exhibits filed with the Company's registration statement (33-94820) on Form S-3 filed under the Securities Act of 1993.

      (iv) Incorporated by reference from the exhibits filed with the Company's quarterly report (0-21796) on Form 10-Q for the quarter ended June 30, 1996.

      (v) Incorporated by reference from the exhibits filed with the Company's quarterly report (0-21796) on Form 10-Q for the quarter ended
            September 30, 1996.

      (vi) Incorporated by reference from the exhibits filed with the Company's registration statement (333-20935) on Form S-3 filed under the Securities Act of 1993.

(b) The Company did not file any reports on Form 8-K during the last quarter of the year ended December 31, 1996.

(c) The Exhibits required by Item 601 of Regulation S-K are reflected above in Section (a) 3. of this Item.

(d)   The financial statement schedule is included as reflected in Section (a)
      2. of this Item.





                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       CDW COMPUTER CENTERS, INC.

       Date : February 11, 1997

                              By :     /s/ Michael P. Krasny
                                       ---------------------
                                       Michael P. Krasny, Chairman of the Board,
                                       Chief Executive Officer, Secretary and
                                       Treasurer




Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

 Signature                  Title                                Date
----------                  -----                                ----

/s/ Michael P. Krasny       Chairman of the Board,              February 11, 1997
---------------------       Chief Executive Officer,
Michael P. Krasny,          Secretary and Treasurer







 /s/ Gregory C. Zeman      President and                        February 11, 1997
 ------------------------- Director
 Gregory C. Zeman

 /s/ Daniel B. Kass         Vice President-Sales                February 11, 1997
 -------------------------  and Director
 Daniel B. Kass

 /s/ Joseph Levy, Jr.       Director                            February 11, 1997
 -------------------------
 Joseph Levy, Jr.

 /s/ Michelle L. Collins    Director                            February 11, 1997
 -------------------------
 Michelle L. Collins

 /s/ Harry J. Harczak, Jr.  Chief Financial Officer             February 11, 1997
 -------------------------
 Harry J. Harczak, Jr.

 /s/ Daniel F. Callen       Vice President-Finance and          February 11, 1997
 -------------------------  Chief Accounting Officer
 Daniel F. Callen

                               ITEMS 8 AND 14(A)
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                          Page(s)
                                                                          -------
Report of Independent Accountants                                           F-1

Consolidated Balance Sheets as of                                           F-2
        December 31, 1996 and 1995

Consolidated Statements of Income for the years ended                       F-3
        December 31, 1996, 1995 and 1994

Consolidated Statement of Shareholders' Equity for the years ended          F-4
        December 31, 1996, 1995 and 1994

Consolidated Statements of Cash Flows for the years ended                   F-5
        December 31, 1996, 1995 and 1994

Notes to Consolidated Financial Statements                                  F-6




                                     F(i)

REPORT OF INDEPENDENT ACCOUNTANTS

The Board of Directors
CDW Computer Centers, Inc.
Buffalo Grove, Illinois

We have audited the accompanying consolidated balance sheets of CDW Computer Centers, Inc. and Subsidiary as of December 31, 1996 and 1995, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of CDW Computer Centers, Inc. and Subsidiary as of December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

                                             Coopers & Lybrand L.L.P.



Chicago, Illinois
January  22, 1997, except for Note
10 as to which the date is
February 10, 1997

                  CDW COMPUTER CENTERS, INC. AND SUBSIDIARY
                         CONSOLIDATED BALANCE SHEETS
                                (in thousands)

                                                                             December 31,
                                                                             ------------
                                                                        1996                1995
                                                                 ---------------       ----------------
ASSETS

CURRENT ASSETS :
       Cash and cash equivalents                                 $         16,462       $        14,216
       Marketable securities                                               58,490                42,953
       Accounts receivable, net of allowance for doubtful
         accounts of $1,100 and $625, respectively                         57,396                37,561
       Miscellaneous receivables                                            3,931                 2,362
       Merchandise inventory                                               41,462                27,422
       Prepaid expenses and other                                             823                   206
       Deferred income taxes                                                2,258                 1,175
                                                                 ----------------       ---------------

          Total current assets                                            180,822               125,895

Property and equipment, net                                                 3,636                 3,474
Construction-in-progress                                                    8,659                     -
Deferred income taxes and other assets                                      5,713                 3,560
                                                                 ----------------       ---------------

           TOTAL ASSETS                                          $        198,830       $       132,929
                                                                 ================       ===============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
       Accounts payable                                          $         36,642       $        19,436
       Accrued expenses:
          Compensation                                                     10,750                 4,658
          Exit costs                                                        3,987                     -
          Income taxes                                                      2,892                   992
          Other                                                             2,937                 1,682
                                                                 ----------------       ---------------

           Total current liabilities                                       57,208                26,768
                                                                 ----------------       ---------------

Commitments and contingencies

SHAREHOLDERS' EQUITY:

       Preferred shares, $1.00 par value; 5,000 shares
          authorized; none issued                                               -                     -
       Common shares, $ .01 par value; 75,000 shares
          authorized; 21,525 shares issued and
          outstanding                                                         215                   215
       Paid-in capital                                                     67,953                66,414
       Retained earnings                                                   75,417                41,017
       Unearned compensation                                               (1,963)               (1,485)
                                                                 ----------------       ---------------
          Total shareholders' equity                                      141,622               106,161
                                                                 ----------------       ---------------

           TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY            $        198,830       $       132,929
                                                                 ================       ===============

    The accompanying notes are an integral part of the consolidated financial statements

                  CDW COMPUTER CENTERS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF INCOME
                    (in thousands except, per share data)


                                           Years Ended December 31,
                                      ---------------------------------
                                         1996         1995      1994
                                      ---------------------------------
Net sales                             $ 927,895    $ 628,721  $ 413,270
Cost of sales                           805,413      548,568    359,274
                                      ---------    ---------  ---------

Gross profit                            122,482       80,153     53,996

Selling and administrative expenses      64,879       49,175     34,617
Exit charge                               4,000           --         --
                                      ---------    ---------  ---------

Income from  operations                  53,603       30,978     19,379

Interest income                           3,469        1,973        392
Other income (expense), net                (188)          47        119
                                      ---------    ---------  ---------

Income before income taxes               56,884       32,998     19,890

Income tax provision                     22,484       12,939      7,777
                                      ---------    ---------  ---------

Net income                            $  34,400    $  20,059  $  12,113
                                      =========    =========  =========

Net income per share                  $    1.58    $    0.95  $    0.61
                                      =========    =========  =========

Weighted average number of
common and common equivalent
shares outstanding                       21,785       21,080     20,003
                                      =========    =========  =========

  The accompanying notes are an integral part of the consolidated financial statements

                  CDW COMPUTER CENTERS, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                (in thousands)

                                                                                                                         TOTAL
                                                          COMMON STOCK                      RETAINED      UNEARNED     SHAREHOLDERS'
                                                       SHARES   AMOUNT   PAID-IN CAPITAL    EARNINGS    COMPENSATION    EQUITY
                                                       ----------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1993                            19,050    $191           $15,216       $8,845       $(2,400)      $21,852

Issuance of common stock, net                            1,650      16            19,574                                   19,590

Tax benefit recognized on stock options
   exercised                                                                       1,831                                    1,831

MPK Restricted Stock Plan forfeitures                                               (136)                       136             0

Amortization of unearned compensation                                                                           367           367

Capital contribution for legal costs assumed
   by majority shareholder                                                            90                                       90

Net income                                                                                     12,113                      12,113
                                                        -------------------------------------------------------------------------

BALANCE AT DECEMBER 31, 1994                            20,700     207            36,575       20,958        (1,897)       55,843

Issuance of common stock, net                              825       8            25,782                                   25,790

Tax benefit recognized on stock options
   exercised                                                                       4,027                                    4,027

MPK Restricted Stock Plan forfeitures                                                (54)                        54             -

Amortization of unearned compensation                                                                           358           358

Capital contribution for legal costs assumed
   by majority shareholder                                                            84                                       84

Net income                                                                                     20,059                      20,059
                                                        -------------------------------------------------------------------------

BALANCE AT DECEMBER 31, 1995                            21,525     215            66,414       41,017        (1,485)      106,161

MPK Restricted Stock Plan forfeitures                                               (127)                       127             -

Amortization of unearned compensation                                                                           981           981

Compensatory stock option grants                                                   1,586                     (1,586)            -

Capital contribution for legal costs assumed
   by majority shareholder                                                            80                                       80

Net income                                                                                     34,400                      34,400
                                                        -------------------------------------------------------------------------

BALANCE AT DECEMBER 31, 1996                            21,525    $215           $67,953      $75,417       $(1,963)     $141,622
                                                        =========================================================================


   The accompanying notes are an integral part of the consolidated financial statements

                  CDW COMPUTER CENTERS, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOW
                                (in thousands)

                                                                YEARS ENDED DECEMBER 31,
                                                            --------------------------------
                                                              1996        1995        1994
                                                            --------    --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                  $ 34,400    $ 20,059    $ 12,113

Adjustments to reconcile net income to net cash provided by operating activities:

          Exit charge                                          3,987        --          --
          Depreciation and amortization                        1,975       1,496       1,181
          Amortization of marketable securities                  (87)        349         183
          Stock-based compensation expense                       981         358         367
          Loss on disposal of fixed asset                        281        --          --
          Legal fees assumed by majority shareholder              80          84          90
          Deferred tax benefit                                (3,228)       (462)       (252)
          Tax benefit from stock option exercise                --         4,027       1,831

          Changes in assets and liabilities:
              Accounts receivable, net                       (19,835)    (14,171)    (10,835)
              Miscellaneous receivables                       (1,569)     (1,062)       (669)
              Merchandise inventory                          (14,040)     (4,258)    (13,933)
              Prepaid expenses and other assets                 (625)        (31)        123
              Accounts payable                                17,206       3,199       9,183
              Accrued payroll, commissions and management
              incentive compensation                           6,061       1,070       2,749
              Accrued income taxes and other expenses          3,187         572       1,449
                                                            --------    --------    --------

          Net cash provided by operating activities           28,774      11,230       3,580
                                                            --------    --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:

          Purchases of available-for-sale securities         (24,701)    (19,400)    (26,075)
          Redemptions of available-for-sale securities        27,300      16,900      24,075
          Purchases of held-to-maturity securities           (86,781)    (43,708)    (20,823)
          Redemptions of held-to-maturity securities          68,732      22,501       4,045
          Purchase of property and equipment                 (11,078)     (2,066)     (2,623)
                                                            --------    --------    --------

          Net cash used in investing activities              (26,528)    (25,773)    (21,401)
                                                            --------    --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:

          Proceeds from issuance of common stock                --        25,911      19,898
          Payment of public offering expenses                   --          (121)       (308)
          Payment on capitalized lease obligations              --          --          (603)
          Payment on notes payable to officers                  --          --        (3,000)
                                                            --------    --------    --------

          Net cash provided by financing activities             --        25,790      15,987
                                                            --------    --------    --------

NET INCREASE (DECREASE) IN CASH                                2,246      11,247      (1,834)

Cash and cash equivalents - beginning of period               14,216       2,969       4,803
                                                            --------    --------    --------

Cash and cash equivalents - end of period                   $ 16,462    $ 14,216    $  2,969
                                                            ========    ========    ========

SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION :
          Interest paid                                     $     14    $   --      $    131
          Taxes paid                                          23,763       9,251       4,997

   The accompanying notes are an integral part of the consolidated financial statements

CDW COMPUTER CENTERS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Description of Business

      CDW Computer Centers, Inc. (the "Company") is engaged in the distribution of brand name personal computers and related products primarily through direct marketing to end users within the United States. The Company's primary business is conducted from a combined telemarketing, corporate office and warehouse and showroom facility located in Buffalo Grove, Illinois. The Company also operates a second retail showroom in Chicago, Illinois.

      The Company extends credit to business, government and institutional customers under certain circumstances based upon the financial strength of the customer. Such customers are typically granted net 10 day credit terms. The balance of the Company's sales are made primarily through third party credit cards and for cash-on-delivery.

2.    Summary of Significant Accounting Policies

      Principles of Consolidation

      The accompanying consolidated financial statements include the accounts of the Company and Northbrook Ad Agency, Inc. ("NAA") for all periods presented. NAA provides advertising services, primarily consisting of media placements, solely to the Company.

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

      Earnings Per Share

      On April 14, 1994, the Board of Directors of the Company approved a two-for-one stock split effected in the form of a stock dividend paid on May 6, 1994 to all common shareholders of record on April 28, 1994. On June 24, 1996, the Board of Directors of the Company announced a three-for-two stock split effected in the form of a stock dividend paid on July 15, 1996 to all common shareholders of record as of July 5, 1996. All per share and related amounts contained in these financial statements and notes have been adjusted to reflect these stock splits.

      Net income per common and common equivalent share for the years ended December 31, 1996, 1995 and 1994 is calculated using the weighted average number of common and common equivalent shares outstanding during each period. There were 260,000 common equivalent shares outstanding for the year ended December 31, 1996, 54,000 for the year ended December 31, 1995 and none for the year ended December 31, 1994. The common equivalent shares relate to various incentive stock option plans and are calculated using the treasury stock method.

      Cash and Cash Equivalents

      Cash and cash equivalents include all deposits in banks and highly liquid temporary cash investments, including commercial paper and reverse repurchase agreements, purchased with original maturities of three months or less at the time of purchase. The reverse repurchase agreements are purchased from a financial institution and are collateralized by U.S. Government securities.

      Marketable Securities

      The Company classifies securities with a stated maturity which it has the intent to hold to maturity, as "held-to-maturity" and records such securities at amortized cost. Securities which do not have stated maturities or for which the Company does not have the intent to hold to maturity are classified as "available-for-sale" and recorded at fair value, with unrealized holding gains or losses, if any, recorded as a separate component of Shareholders' Equity. The Company does not invest in trading securities. All securities are accounted for on a specific identification basis.

      The Company's marketable securities are concentrated in securities of the U. S. Government, U. S. Government Agencies and various state, local and other political subdivisions. Such investments are supported by the financial stability and credit standing of the U. S. Government, U. S. Government Agency, state, municipality or other political subdivision, as applicable.

      Merchandise Inventory

      Inventory is valued at the lower of cost or market. Cost is determined on the first-in, first-out method.

      Property and Equipment

      Property and equipment are stated at cost. The Company calculates depreciation using the straight-line method with useful lives ranging from 3 to 7 years. Expenditures for major renewals and improvements that extend the useful life of property and equipment are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred.

      Advertising

      Advertising costs are charged to expense in the period incurred. Cooperative reimbursements from vendors, which are earned and available, are recorded in the period the related advertising expenditure is incurred. Advertising expense, included in selling and administrative expenses net of cooperative reimbursements earned, was approximately $8,900,000, $9,500,000 and $5,600,000 for the years ended December 31,
      1996, 1995 and 1994, respectively.

      Stock-Based Compensation

      Effective December 31, 1996 the Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" (SFAS 123). As provided by SFAS 123, the Company has elected to continue to account for its stock-based compensation programs according to the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, compensation expense has been recognized to the extent of employee or director services rendered based on the intrinsic value of compensatory options or shares granted under the plans. The Company has adopted the disclosure provisions required by SFAS 123 (see Note 10).

      Financial Statement Presentation

      The Company has reclassified certain balance sheet amounts reported in prior years to conform with the 1996 presentation.

      Fair Value of Financial Instruments

      The Company estimates that the fair market value of all of its financial instruments at December 31, 1996 and 1995 are not materially different from the aggregate carrying value due to the short term nature of these instruments.

3.    Marketable Securities

      The amortized cost and estimated fair values of the Company's investments in marketable securities at December 31, 1996 and 1995 (in thousands) were:


                                                                                    Gross
                                                                                  Unrealized
                                                                                   Holding
                                                                   Estimated                        Amortized
Security Type                                                      Fair Value   Gains     (Losses)    Cost
-------------                                                      ----------   -----     --------  --------
December 31, 1996
-----------------
Available-for-sale:
     Redemptive tax-exempt preferred stocks                        $ 2,940          $--        $--   $ 2,940
                                                                   -----------------------------------------
Held-to-maturity:
     Bonds of states, municipalities, and political subdivisions    13,216           18         --    13,198
     U S  Government and Government Agency securities               42,302           --        (50)   42,352
                                                                   -----------------------------------------
     Total held-to-maturity                                         55,518           18        (50)   55,550
                                                                   -----------------------------------------
Total marketable securities:                                       $58,458          $18       $(50)  $58,490
                                                                   =========================================
December 31, 1995
-----------------
Available-for-sale:
     Redemptive tax-exempt preferred stocks                        $ 5,500          $--        $--   $ 5,500
                                                                   -----------------------------------------
Held-to-maturity:
     Bonds of states, municipalities, and political subdivisions    23,745           66         --    23,679
     U S  Government and Government Agency securities               13,712           --        (62)   13,774
                                                                   -----------------------------------------
     Total held-to-maturity                                         37,457           66        (62)   37,453
                                                                   -----------------------------------------
Total marketable securities:                                       $42,957          $66       $(62)  $42,953
                                                                   =========================================


      The Company's investments in securities held-to-maturity at December
      31, 1996 were all due in one year or less by contractual maturity. Estimated fair values of marketable securities are based on quoted market prices.

4.    Property,  Equipment and Facility Relocation

      Property and equipment consists of the following (in thousands):

                                                  December 31,
                                 ----------------------------------------------
                                          1996                    1995
                                 ----------------------  ----------------------
Furniture and fixtures                 $  803                    $ 687
Computer and data processing            2,523                    2,763
equipment
Computer software                       1,017                    1,043
Machinery and equipment                 2,228                    1,908
Leasehold improvements                    935                      575
                                       ------                   ------
                                        7,506                    6,976
Less accumulated depreciation           3,870                    3,502
                                       ------                   ------
Net property and equipment             $3,636                   $3,474
                                       ======                   ======

      In June, 1996 the Company purchased approximately 27 acres of vacant land in Vernon Hills, Illinois, upon which it is constructing a combined telemarketing, warehouse, showroom and corporate office facility. The Company plans to vacate and endeavor to sublease its current facility, which resulted in a $4.0 million pre-tax non-recurring charge to operating results for exit costs in the first quarter of 1996. The exit costs consist primarily of the estimated cost to the Company of subleasing the vacated facility, including holding costs, the estimated costs of restoring the building to its original condition and certain asset write-offs resulting from the relocation. There is no assurance that the $4.0 million charge will be adequate to cover actual costs should the Company's actual experience in subleasing the facility differ from the assumptions used in calculating the exit charge.

      Construction of the new facility began in September, 1996 and the Company expects to relocate to the new facility in the third quarter of 1997. As of December 31, 1996, approximately $8.7 million in costs, including land acquisition, have been incurrend and are included in construction-in-progress. The Company has entered into various construction and equipment contracts, relating to the new facility, which aggregate $13.6 million, of which $2.9 million has been incurred and is included in construction-in-progress as of December 31, 1996. Pursuant to these contracts, the Company is committed for an additional $10.7 million as construction or installation is completed. Based on current plans, the Company estimates it will incur approximately $24.0 to $26.0 million in capital expenditures related to purchasing the land and constructing and equipping the facility. Additionally, the Company will incur certain moving and other costs, not expected to exceed $1.0 million, relating to the relocation which would be charged to operating results in the period incurred.

5.    Financing Arrangements

      The Company has an aggregate $30 million available pursuant to unsecured lines of credit with two financial institutions expiring in June, 1997. Borrowings under the lines bear interest at the prime rate less 2 1/2%, LIBOR rate plus 1/2% or the federal funds rate plus 1/2%, as determined by the Company. At December 31, 1996, there were no borrowings from these credit facilities.

      In September, 1996 the Company established a stand-by letter of credit for approximately $1.7 million related to construction of the new facility. The Company has pledged a U.S. Treasury Note, included in investments held-to-maturity, with a face value of $2.0 million as collateral for the letter of credit.

6.    Trade Financing Agreements

      The Company has entered into security agreements with certain financial institutions ("Flooring Companies") in order to facilitate the purchase of inventory from various suppliers under certain terms and conditions. The agreements allow for a maximum credit line of $19.1 million collateralized by inventory purchases financed by the Flooring Companies. At December 31, 1996 and 1995, the Company owed the Flooring Companies a total of approximately $7.4 million and $1.9 million, respectively, which is included in trade accounts payable.

7.    Public Offerings of Common Stock and Re-incorporation

      On June 3, 1994 and August 3, 1995, the Company sold 1,650,000 and 825,000 shares of its newly issued common stock at $12.67 and $32.83 per share, respectively, in underwritten public offerings. Net proceeds to the Company after underwriting discount and other offering expenses were approximately $19.6 million in 1994 and $25.8 million in 1995. Concurrent with the sales of shares by the Company, 1,650,000 and 1,237,500 shares, respectively, of common stock were sold by certain selling shareholders in the offerings, including approximately 1,188,000 and 900,000 shares sold by the majority shareholder and approximately 462,000 and 337,500 shares sold by certain officers, respectively. The shares sold by certain officers were obtained through the exercise of options pursuant to the MPK Stock Option Plan. The exercise of such options by the certain officers resulted in the realization by the Company of a tax benefit of $2,234,000 in 1994 and $4,323,000 in 1995, of which $403,000 in 1994 and $296,000 in
      1995 were previously recorded in deferred taxes. The incremental tax benefits of $1,831,000 in 1994 and $4,027,000 in 1995 were recorded to paid-in capital.

      At the Annual Meeting of Shareholders on April 25, 1995, the shareholders of the Company approved the change of the Company's state of domicile from the State of Delaware to the State of Illinois. In connection with this reincorporation, CDW adopted new Articles of Incorporation and By-Laws which increased the number of authorized common shares of the Company to 75 million from 15 million.

8.    Operating Leases

      The Company is obligated under a lease agreement through December 31, 2003 for its Buffalo Grove distribution center and office facility. The lease provides the Company an option to extend the lease term for two additional five year periods. The Company is responsible for real estate taxes over the amount specified in the lease agreement and substantially all operating costs of the facility. As discussed in Note 4, the Company plans to vacate and attempt to sublease the Buffalo Grove facility in 1997.

      The Company is also obligated under a lease agreement for its Chicago showroom which expires on February 28, 1999. In addition to the Chicago showroom rental costs, the Company is subject to a proportionate share of any increase in real estate taxes and operating costs over a certain amount per square foot.

      For the years ended December 31, 1996, 1995 and 1994 rent expense was $923,000, $993,000 and $1,003,000, respectively. Minimum future rentals are as follows (in thousands):


Years Ended December 31,        Amount
------------------------        -----
1997                           $  864
1998                              864
1999                              850
2000                              832
2001                              832
                               ------
Thereafter                      1,746
                               ------
                               $5,988
                               ======

9.   Income Taxes

      Components of the provision (benefit) for income taxes for the years ended December 31, 1996, 1995 and 1994 consist of (in thousands):

Current:                           1996                1995              1994
                                 --------          --------            --------
Federal                          $ 20,978          $ 10,906            $  6,530
State                               4,734             2,495               1,499
                                 --------          --------            --------
                                   25,712            13,401               8,029
Deferred                           (3,228)             (462)               (252)
                                 --------          --------            --------
Provision for income taxes       $ 22,484          $ 12,939            $  7,777
                                 ========          ========            ========

      The current income tax liability for 1995 and 1994 was reduced $4,027,000 and $1,831,000, respectively, for tax benefits recorded directly to paid-in capital relating to the exercise of stock options pursuant to the MPK Stock Option Plan.

      The reconciliation between the statutory tax rate expressed as a percentage of income before income taxes and the actual effective tax rate for 1996, 1995 and 1994 is as follows:

                                               1996        1995          1994
                                            --------    ---------      --------
Statutory federal income tax rate               35.0%        35.0%         35.0%
State taxes, net of federal tax benefit          4.7          4.7           4.8
Other                                           (0.2)        (0.5)         (0.7)
                                            --------    ---------      --------
                                                39.5%        39.2%         39.1%
                                            ========    =========      ========

      The tax effect of temporary differences that give rise to the net deferred income tax asset at December 31, 1996 and 1995 are presented below (in thousands):

                            1996         1995
                           -------------------
Current:
Accounts receivable        $  993       $  640
Merchandise inventory         181          167
Accrued expenses            1,084          368
                           -------------------
                            2,258        1,175
                           -------------------
Non-current:
Employee benefit plans      3,682        3,295
Exit charge                 1,555            -
Other                         371          168
                           -------------------
                            5,608        3,463
                           -------------------
                           $7,866       $4,638
                           ===================

      The portion of the net deferred tax asset relating to employee benefit plans results primarily from the MPK Stock Option Plan, which is deductible for income tax purposes based upon the fair market value of the stock at the date the options are exercised.

      Although realization is not assured, management believes, based upon historical taxable income, that it is more likely than not that all of the deferred tax asset will be realized.

10.   Stock-Based Compensation
      CDW Stock Option Plans

      The Company has established certain stock-based compensation plans for the benefit of its directors and employees. Pursuant to these plans the Company has reserved a total of 4,110,260 common shares for stock option grants. The plans generally include vesting requirements from 1 to 10 years and option lives of 20 years. Options may be granted at exercise prices ranging from $0.01 to the market price of the common stock at the date of grant.


     Option activity for the years ended December 31, 1994, 1995 and 1996 was as follows:

                                                                      Weighted-Average         Options
                                             Shares                   Exercise Price          Exercisable
                                            ---------                 ----------------        -----------
Balance at January 1, 1994                          -                  $      -                      -

Options granted                               240,282                     21.80
Options exercised                                   -                         -
Options forfeited                                   -                         -
                                            ---------                  --------                -------
Balance at December 31, 1994                  240,282                     21.80                      -
                                            ---------                  --------                -------
Options granted                               331,841                     26.81
Options exercised                                   -                         -
Options forfeited                              34,313                     23.02
                                            ---------                  --------                -------
Balance at December 31, 1995                  537,810                     24.81                      -
                                            ---------                  --------                -------
Options granted                               590,685                     56.10
Options exercised                                   -                         -                -------
Options forfeited                              74,151                     24.93
                                            ---------                  --------                -------
Balance at December 31, 1996                1,054,344                  $  42.33                      -
                                            =========                  ========                =======

      For the years ended December 31, 1996 and 1995, the weighted average fair value of options granted with an exercise price equal to market price was $41.99 and $13.44, respectively, and the weighted average fair value of options granted with an exercise price below market price was $42.40 and none, respectively.


     The following table summarizes the status of outstanding stock options as of December 31, 1996:

                                   Options Outstanding                         Options Exercisable
                   ---------------------------------------------------  ---------------------------------

                    Number of   Weighted-Average                         Number of
                     Options       Remaining            Weighted-         Options         Weighted-
    Range of       Outstanding  Contractual Life        Average         Exercisable        Average
 Exercise Prices   at 12/31/96     (in years)        Exercise Price     at 12/31/96     Exercise Price
-----------------  -----------  ----------------  --------------------  -----------  --------------------
      $0.01             10,260              20.0  $              0.01             -   $                 -

 $9.33 -   $13.00       16,500              18.0                11.38             -                     -

$22.75  -  $27.00      457,119              19.0                25.33             -                     -


$40.00  -  $59.31      570,465              20.0                57.62             -                     -
-----------------  -----------  ----------------  --------------------  -----------   -------------------

 $0.01  -  $59.31    1,054,344             19.52  $             42.33             -   $                 -
=================  ===========  ================  ====================  ===========   ===================

      Had the Company elected to apply the provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" (SFAS 123) regarding recognition of compensation expense to the extent of the calculated fair value of stock options granted in 1995 and 1996, reported net income and earnings per share would have been reduced as follows:


                                               (in 000's)
                                         1996              1995
                                       --------         -------
Net income, as reported                 $34,400         $20,059
Pro forma net income                    $33,931         $20,050
Earnings per share, as reported         $  1.58         $  0.95
Pro forma earnings per share            $  1.56         $  0.95

      The effects of applying SFAS 123 in the above pro forma disclosure are not likely to be representative of the effects disclosed in future years because the pro forma calculations exclude stock options granted before 1995.

      For purposes of the SFAS 123 pro forma net income and earnings per share calculation, the fair value of each option grant is estimated as of the date of grant using the Black-Scholes option-pricing model. The weighted average assumptions used in determining fair value as disclosed for SFAS 123 are shown in the following table:


                                       1996    1995
                                      ------  ------
    Risk-free interest rate             6.6 %    6.4  %
    Dividend yield                      0   %    0    %
    Option life (years)                10.3      4.9
    Stock price volatility             48.2 %   48.2  %


      MPK Stock Option Plan

      Effective December 31, 1992, the Company's current majority shareholder established the MPK Stock Option Plan pursuant to which he granted options to certain officers to purchase 4,143,375 shares of common stock owned by him at an exercise price of $.017 per share. Options for approximately 462,000 and 338,000 shares were exercised and the resulting shares were sold pursuant to secondary offerings in June 1994 and August 1995, respectively. The options are non-forfeitable and are exercisable at the rate of 29,138 on December 31, 1996 and 621,506 on each December 31 thereafter until all options are exercisable and have an option life of 20 years. The number of options exercisable increase proportionately to shares, if any, sold by the majority shareholder.

      MPK Restricted Stock Plan

      Effective upon the closing of the initial public offering, the current majority shareholder established the MPK Restricted Stock Plan. Pursuant to this plan, the majority shareholder allocated 668,604 shares of his common stock to be held in escrow for the benefit of those persons employed by the Company as of December 31, 1992. The number of shares allocated to each employee was dependent upon the employee's years of service and salary history. As a result of these grants, which vest on January 1, 2000 provided that the respective employee remains continually employed with the Company or its subsidiary during the period, the Company recorded a capital contribution and offsetting deferred charge of approximately $2,800,000 for unearned compensation equal to the number of shares granted, times $4.17 per share. The deferred charge is classified in the equity section of the consolidated balance sheet of the Company as unearned compensation and is being amortized on a straight-line basis against income during the vesting period. As of December 31, 1996, 112,467 shares have been forfeited for which the Company has recorded a reduction of both unearned compensation and paid-in capital, in addition to reducing the amortization of unearned compensation accordingly.

      The Company filed a registration statement on Form S-3 which was effective on February 7, 1997, to modify the terms of the MPK Restricted Stock Plan and provide participants the option to accelerate the vesting on 25% of their shares in exchange for the extension of the vesting period on their remaining shares through 2003. Under the terms of this modification, participants who elect the acceleration will be granted options equal to the number of shares which become vested with an exercise price equal to the market price of the stock on the acceleration date. Participants elected accelerated vesting under this modification for 132,064 shares.

11.   Profit Sharing and 401(k) Plan

      The Company has a profit sharing plan which includes a salary reduction feature established under the Internal Revenue Code Section 401(k) covering substantially all employees. Contributions by the Company to the profit sharing plan are determined at the discretion of the Board of Directors. For the years ended December 31, 1996, 1995 and 1994, the Company's profit sharing expense was approximately $662,000, $560,000 and $360,000, respectively.



12.   Contingencies

      The Company and its majority shareholder are defendants in a lawsuit filed by a former shareholder. The suit requests actual and punitive damages of which the amount cannot be readily determined. The Company and its majority shareholder believe the suit to be without merit and are vigorously defending against this action. The lawsuit is currently on appeal from its dismissal by the trial court for being filed untimely and the Court's lack of jurisdiction. The outcome of the appeal and the case cannot be readily ascertained at this time. The majority shareholder has agreed to indemnify and reimburse the Company for all damages and expenses, net of tax benefits received by the Company, related to this action. For the years ended December 31, 1996, 1995 and 1994, the Company and majority shareholder have incurred legal expenses of approximately $133,000, $140,000 and $227,000, respectively, which have been assumed by the majority shareholder. These legal expenses are recorded as a selling and administrative expense and the reimbursement, net of tax, is recorded as an increase to paid-in capital. Although the majority shareholder has agreed to indemnify the Company for all expenses or settlements, if any, in connection with the suit, the Company will continue to record such expenses or settlements, if any, as an expense with an offsetting increase to paid-in capital, net of tax effects.

13.   Selected Quarterly Financial Data (Unaudited)

      The following information is for the years ended December 31, 1996 and 1995 (in thousands, except per share data):

                                   First          Second         Third          Fourth
                                  Quarter         Quarter       Quarter         Quarter
                                  -------        --------       --------       --------
DECEMBER 31, 1996
-----------------
Net sales                         $206,705       $218,687       $240,330       $262,173
Gross profit                        26,647         29,616         31,586         34,633
Income before income taxes           9,072         13,859         16,132         17,821
Net income                           5,534          8,494          9,679         10,693
Net income per common and
common equivalent  share          $   0.26       $   0.39       $   0.44       $   0.49

DECEMBER 31, 1995
-----------------
Net sales                         $141,356       $146,160       $161,105       $180,100
Gross profit                        18,314         18,515         20,399         22,925
Income before income taxes           6,916          7,142          8,661         10,278
Net income                           4,184          4,321          5,284          6,270
Net income per common and
common equivalent  share          $   0.20       $   0.21       $   0.25       $   0.29

                       REPORT OF INDEPENDENT ACCOUNTANTS

   To the Board of Directors
   CDW Computer Centers, Inc.

   Our report on the consolidated financial statements of CDW Computer Centers, Inc. and Subsidary is included on page F-1 of this Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in the index on page 19 of this Form 10-K.

   In our opinion, the financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.



                                        Coopers & Lybrand L.L.P.

   Chicago, Illinois
   January 22, 1997, except for Note
   10 as to which the date is February
   10, 1997

                           CDW COMPUTER CENTERS, INC.

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                                 (in thousands)


                           -------------------------


                      Column A                           Column B                   Column C               Column D    Column E
                      --------                           ---------      ------------------------------     --------    ---------
                                                         Balance at       Charged to      Charged to                   Balance at
                                                         Beginning       Costs and         Other                          End
                    Description                          of Period        Expenses        Accounts        Deductions   of Period
                    -----------                          ---------        --------        --------        ----------   ---------
Year ended December 31, 1996
  Deducted in the balance sheet from
  the asset to which it applies:
  Allowance for doubtful accounts                          $625            $517              $              $42 (a)     $1,100
                                                           ----            ----              ----           ---         ------

Year ended December 31, 1995
  Deducted in the balance sheet from
  the asset to which it applies:
  Allowance for doubtful accounts                          $400            $238              $              $13 (a)      $625
                                                           ----            ----              ----           ---          ----

Year ended December 31, 1994
  Deducted in the balance sheet from
  the asset to which it applies:
  Allowance for doubtful accounts                          $250            $165              $              $15 (a)      $400
                                                           ----            ----              ----           ---          ----


----------

Note:

(a) Uncollectible items written off, less recoveries of items previously written off.