Form 10-Q
period 1997-03-31
CDW COMPUTER CENTERS INC
filed 1997-05-15
CIK 899171

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q
 (Mark One)

 X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---      EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997 OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---      EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM               TO
                                                             -------------
         -----------

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

YES      X                                  NO
    ----------------                           ----------------

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.


YES                                         NO
    ----------------                           ----------------


APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         AS OF MAY 14, 1997, 21,524,984 COMMON SHARES WERE OUTSTANDING.

                           CDW COMPUTER CENTERS, INC.

                               TABLE OF CONTENTS


                                                                     Page No.
                                                                     --------
PART I.  FINANCIAL INFORMATION

         ITEM 1.      Financial Statements (unaudited):

                      Condensed Consolidated Balance Sheets -            1
                      March 31, 1997 and December 31, 1996

                      Condensed Consolidated Statements of Income -      2
                      Three Months Ended March 31, 1997 and 1996

                      Condensed Consolidated Statement of
                      Shareholders' Equity - Three Months Ended          3
                      March 31, 1997

                      Condensed Consolidated Statements of Cash Flows - 4 Three Months Ended March 31, 1997 and 1996

                      Notes to Condensed Consolidated Financial
                      Statements                                        5-7


         ITEM 2.      Management's Discussion and Analysis of
                      Financial Condition and Results of Operations     8-12


PART II. OTHER INFORMATION

         Item 1.      Legal Proceedings                                 12
         Item 6.      Reports on Form 8-K                               12

                      Signatures                                        13

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                   CDW COMPUTER CENTERS INC. AND SUBSIDIARY
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                (in thousands)
                                  (unaudited)


                                                                   March 31,                    December 31,
                                                                     1997                           1996
ASSETS                                                             --------                     ------------
Current assets :
    Cash and cash equivalents                                    $    7,070                      $   16,462
    Marketable securities                                            55,011                          58,490
    Accounts receivable, net of allowance for doubtful
      accounts of $1,310 and $1,100, respectively                    63,842                          57,396
    Miscellaneous receivables                                         3,039                           3,931
    Merchandise inventory                                            62,203                          41,462
    Prepaid expenses and other assets                                 1,121                             823
    Deferred income taxes                                             2,374                           2,258
                                                                 ----------                      ----------
       Total current assets                                         194,660                         180,822

Property and equipment, net                                           3,333                           3,636
Construction-in-progress                                             11,644                           8,659
Deferred income taxes and other assets                                5,409                           5,713
                                                                 ----------                      ----------
        Total assets                                             $  215,046                      $  198,830
                                                                 ==========                      ==========
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities :
    Accounts payable                                             $   40,449                      $   36,642
    Accrued expenses :
       Payroll, commissions and management
            incentive compensation                                    7,071                          10,750
       Exit costs                                                     3,937                           3,987
       Income taxes                                                   1,720                           2,892
       Other                                                          2,893                           2,937
                                                                 ----------                      ----------
        Total current liabilities                                    56,070                          57,208
                                                                 ----------                      ----------

    Common shares, $ .01 par value; 75,000 shares
       authorized; 21,525 shares issued and
       outstanding                                                      215                             215
    Paid-in capital                                                  73,813                          67,953
    Retained earnings                                                86,776                          75,417
    Unearned compensation                                            (1,828)                         (1,963)
                                                                 ----------                      ----------
       Total shareholders' equity                                   158,976                         141,622
                                                                 ----------                      ----------
        Total liabilities and shareholders' equity               $  215,046                      $  198,830
                                                                 ==========                      ==========

       The accompanying notes are an integral part of the consolidated financial statements

                   CDW COMPUTER CENTERS INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (in thousands, except per share data)
                                 (unaudited)



                                                  Three Months
                                                 Ended March 31,
                                           ----------------------------
                                              1997              1996
                                           ----------        ----------

 Net sales                                 $  297,777        $  206,705
 Cost of sales                                257,834           180,058
                                           ----------        ----------

 Gross profit                                  39,943            26,647

 Selling and administrative expenses           22,027            14,356
 Exit charge                                        -             4,000
                                           ----------        ----------

 Income from  operations                       17,916             8,291

 Interest income                                  957               835
 Other income (expense), net                      (51)              (54)
                                           ----------        ----------

 Income before income taxes                    18,822             9,072

 Income tax provision                           7,463             3,538
                                           ----------        ----------

 Net income                                $   11,359        $    5,534
                                           ==========        ==========

 Net income per share                      $     0.52        $     0.26
                                           ==========        ==========

 Weighted average number of
 common and common equivalent
 shares outstanding                            21,682            21,648
                                           ==========        ==========


The accompanying notes are an integral part of the consolidated financial statements

                   CDW COMPUTER CENTERS, INC. AND SUBSIDIARY
           CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                (in thousands)
                                  (unaudited)

                                                                                                                         Total
                                               Common Stock                         Retained          Unearned        Shareholders'
                                              Shares  Amount   Paid-in Capital      Earnings        Compensation         Equity
                                              ----------------------------------------------------------------------------------
Balance at December 31, 1996                  21,525  $ 215       $67,953            $ 75,417         $  (1,963)       $ 141,622

MPK Restricted Stock Plan forfeitures                                  (9)                                    3               (6)

Amortization of unearned compensation                                                                       132              132

Tax benefit from restricted stock and                               5,835                                                  5,835
   stock option transactions

Capital contribution for legal costs assumed
   by majority shareholder                                             34                                                     34

Net income                                                                             11,359                             11,359
                                              ----------------------------------------------------------------------------------
Balance at March 31, 1997                     21,525  $ 215       $73,813            $ 86,776         $  (1,828)       $ 158,976
                                              ==================================================================================


The accompanying notes are an integral part of the consolidated financial statements.

                   CDW COMPUTER CENTERS, INC. AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)

                                                                       Three Months Ended March 31,
                                                                       ----------------------------
                                                                           1997              1996
                                                                       ------------     -----------
Cash flows from operating activities:

Net income                                                                 $ 11,359        $  5,534
Adjustments to reconcile net income to net cash used in
operating activities:

      Exit charge                                                                 -           4,000
      Depreciation and amortization                                             447             504
      Legal fees assumed by majority shareholder                                 34              28
      Tax benefit from restricted stock and stock option exercise             5,835               -
      Deferred taxes                                                            190            (327)

      Changes in assets and liabilities:
          Accounts receivable, net                                           (6,446)         (6,394)
          Miscellaneous receivables                                             891            (341)
          Merchandise inventory                                             (20,741)           (628)
          Prepaid expenses and other assets                                    (299)           (339)
          Accounts payable                                                    3,807          (6,015)
          Accrued expenses                                                   (4,945)          1,920
                                                                           --------        --------

      Net cash used in operating activities                                  (9,868)         (2,058)
                                                                           --------        --------

Cash flows from investing activities:

      Purchases of available-for-sale securities                             (4,575)         (5,600)
      Redemptions of available-for-sale securities                            3,375           6,350
      Purchases of held-to-maturity securities                              (14,358)        (32,668)
      Redemptions of held-to-maturity securities                             19,241          20,622
      Payments for purchase of property and equipment,
          including construction-in-progress                                 (3,207)           (400)
                                                                           --------        --------

      Net cash provided by (used in) investing activities                       476         (11,696)
                                                                           --------        --------

Net decrease in cash                                                         (9,392)        (13,754)

Cash and cash equivalents - beginning of period                              16,462          14,216
                                                                           --------        --------

Cash and cash equivalents - end of period                                  $  7,070        $    462
                                                                           ========        ========


The accompanying notes are an integral part of the consolidated financial statements

                   CDW COMPUTER CENTERS, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

1.  Description of Business

     CDW Computer Centers, Inc. (the "Company") is engaged in the distribution of personal computers and related products through direct marketing and retail showrooms, primarily to end users within the United States. The Company extends credit to business, governmental and institutional customers under certain circumstances based upon the financial strength of the customer. Such customers are typically granted net 10-day credit terms. The balance of the Company's sales are made primarily through third party credit cards and for cash on delivery.

2.  Summary of Significant Accounting Policies

Basis of Presentation

     The accompanying unaudited financial statements have been prepared in conformity with generally accepted accounting principles. Such principles were applied on a basis consistent with those reflected in the 1996 Annual Report on Form 10-K and documents incorporated therein as filed with the Securities and Exchange Commission. The accompanying financial data should be read in conjunction with the notes to consolidated financial statements contained in the 1996 Annual Report on Form 10-K and documents incorporated therein. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting solely of normal recurring accruals) necessary to present fairly the financial position of the Company as of March 31, 1997 and December 31, 1996, the results of operations and cash flows for the three months ended March 31, 1997 and 1996, and the changes in shareholders' equity for the three months ended March 31, 1997. The unaudited condensed consolidated statements of income for such interim periods are not necessarily indicative of results for the full year.

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

Net Income Per Share

     Net income per common and common equivalent share for the three months ended March 31, 1997 and 1996 are calculated using the weighted average number of common and common equivalent shares outstanding during each period. Common equivalent shares of 157,507 and 122,250 for the three months ended March 31, 1997 and 1996, respectively, relate to various incentive stock option plans and are calculated using the treasury stock method.

     On June 24, 1996, the Board of Directors of the Company announced a three-for-two stock split effected in the form of a stock dividend paid on July 15, 1996 to all common shareholders of record as of July 5, 1996. All per share and related amounts contained in these financial statements and notes have been adjusted to reflect the stock split.

     In accordance with Statement of Financial Accounting Standard No. 128, "Earnings Per Share" (SFAS 128), the Company will implement the requirements of SFAS 128 at the end of 1997. The Company has calculated earnings per share using both the basic and diluted methods, which amounts will not differ materially from earnings per share as currently reported.


3.   Marketable Securities

The amortized cost and estimated fair values of the Company's investments in marketable securities at March 31, 1997 were (in thousands):


                                                                                           Gross
                                                                                        Unrealized
                                                                                          Holding
                                                                 Estimated                -------                    Amortized
                                                                Fair Value          Gains            (Losses)           Cost
                                                               -------------  -----------------  -----------------  -------------
Security Type
-------------
Available for sale:
  Redemptive tax exempt preferred stocks                       $       4,177  $            -     $           -      $    4,177
                                                               ---------------------------------------------------------------
Held to maturity:
  Bonds of states, municipalities, and political subdivisions         10,494               7                 -          10,487
  U.S. Government and U.S. Government Agency Securities               40,274               -               (73)         40,347
                                                               ---------------------------------------------------------------
  Total held-to-maturity                                              50,768               7               (73)         50,834
                                                               ---------------------------------------------------------------
Total marketable securities:                                   $      54,945  $            7     $         (73)     $   55,011
                                                               ===============================================================

The Company's investments in securities held-to-maturity at March 31, 1997 were all due in one year or less by contractual maturity. Estimated fair values of marketable securities are based on quoted market prices.

4. Contingency

   The Company and its majority shareholder are defendants in a lawsuit filed by a former shareholder. The suit requests actual and punitive damages in an amount that cannot be readily determined. The Company and its majority shareholder believe the suit to be without merit and are vigorously defending against this action. The majority shareholder has agreed to indemnify and reimburse the Company for all damages and expenses, net of tax benefits received by the Company, related to this action. For the three months ended March 31,1997 and 1996, the Company and majority shareholder have incurred legal expenses of approximately $53,000 and $46,000, respectively, which have been assumed by the majority shareholder. Although the majority shareholder has agreed to indemnify the Company for all expenses or settlements, if any, in connection with this suit, the Company will continue to record such expenses or settlements, if any, as an expense with an offsetting increase to paid-in capital, net of tax effects.

5. Exit Charge

   In June 1996 the Company purchased approximately 27 acres of vacant land in Vernon Hills, Illinois, upon which it is constructing a combined telemarketing, warehouse, showroom and corporate office facility. The Company plans to vacate and endeavor to sublease its current facility, which resulted in a $4.0 million pre-tax non-recurring charge to operating results for exit costs in the first quarter of 1996. The exit costs consist primarily of the estimated cost to the Company of subleasing the vacated facility, including holding costs, the estimated costs of restoring the building to its original condition and certain asset write-offs resulting from the relocation. There is no assurance that the $4.0 million charge will be adequate to cover actual costs should the Company's actual experience in subleasing the facility differ from the assumptions used in calculating the exit charge.

   Construction of the new facility began in September 1996. The Company expects to relocate to the new facility in the third quarter of 1997. As of March 31, 1997, approximately $11.6 million in costs, including $6.1 million for land acquisition, have been incurred and are included in
construction-in-progress.    The

Company has entered into various construction and equipment contracts, relating to the new facility, which aggregate $15.8 million, of which $5.5 million has been incurred and is included in construction-in-progress as of March 31, 1997. Pursuant to these contracts, the Company is committed for an additional $10.3 million as construction or installation is completed. The Company currently estimates it will incur approximately $24.0 to $26.0 million in total capital expenditures related to purchasing the land and constructing and equipping the facility. Additionally, the Company will incur certain moving and other costs, not expected to exceed $1.0 million, relating to the relocation which would be charged to operating results in the period incurred.

6.   Stock Option Exercise

     The Company filed a Registration Statement on Form S-3, which was effective on February 7, 1997, to modify the terms of the MPK Restricted Stock Plan and provide participants the option to accelerate the vesting on 25% of their shares in exchange for the extension of the vesting period on their remaining shares through 2003. Under the terms of this modification, participants who elected the acceleration were granted options by the Company equal to the number of shares which became vested with an exercise price of $59.000 per share, the market price of the stock on the acceleration date. Participants elected accelerated vesting under this modification for 132,064 shares.

     The Company filed a separate Registration Statement on Form S-3, which was effective on February 21, 1997, pursuant to which certain Company employees sold an aggregate of 632,064 shares of the Company's common stock. The shares sold included 136,437 shares received upon exercise of options under the MPK Stock Option Plan and 132,064 shares received by participants of the MPK Restricted Stock Plan pursuant to the vesting modification discussed above. The exercise and vesting of the shares pursuant to the MPK Stock Option Plan and MPK Restricted Stock Plan will result in the realization by the Company of a tax benefit of $6.2 million in 1997, of which $334,000 was previously recorded in deferred taxes. The incremental tax benefit of $5.8 million was recorded to paid-in capital.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the Company's unaudited condensed consolidated financial statements and the notes thereto included elsewhere herein.

RESULTS OF OPERATIONS
The following table sets forth financial information derived from the Company's statements of income expressed as a percentage of net sales, and certain operating statistics. The financial information for the three months ended March 31, 1997 and 1996 is presented on an actual basis and pro forma to exclude the exit charge and related impact on the executive incentive bonus pool, net of tax effects.


FINANCIAL INFORMATION                                                      Percentage of Net Sales
                                                                             Three Months Ended
                                                                                   March 31,
                                                     --------------------------------------------------------------
                                                               1997                                1996
                                                               ----                                ----
                                                     Actual           Pro-forma             Actual       Pro-forma
                                                     ------           ---------             ------       ---------
Net sales                                             100.0 %           100.0 %             100.0 %         100.0 %
Cost of sales                                          86.6              86.6                87.1            87.1
                                                       ----              ----                ----            ----
Gross profit                                           13.4              13.4                12.9            12.9
Selling and administrative expenses                     7.4               7.1                 7.0             7.3
Exit charge                                             0.0               0.0                 1.9             0.0
                                                       ----              ----                ----            ----
Income from operations                                  6.0               6.3                 4.0             5.6
Other income, net                                       0.3               0.3                 0.4             0.4
                                                       ----              ----                ----            ----
Income before income taxes                              6.3               6.6                 4.4             6.0
Income tax provision                                    2.5               2.6                 1.7             2.4
                                                       ----              ----                ----            ----
Net income                                              3.8 %             4.0 %               2.7 %           3.6 %
                                                        ===               ===                 ===             ===


OPERATING STATISTICS                                                       Three Months Ended
                                                                                March 31,
                                                                       ---------------------------
                                                                        1997                  1996
                                                                        ----                  ----
Number of orders shipped (000's)                                         445                   300
Average order size                                                   $   669               $   689
Customers serviced (000's)                                               200                   147
Number of account executives, end of period                              329                   237
Catalogs distributed (000's)                                          19,983                12,907
National advertising pages placed                                        212                   150
Inventory turnover                                                        20                    26


The following table presents net sales by product line as a percentage of total net sales for each of the periods noted. Product mix is based upon internal product code classifications and is retroactively adjusted for the addition of new categories but not for changes in individual product categorization.


PRODUCT MIX                Three Months Ended
                                March 31,
                          -------------------
                           1997          1996
                          -----         -----
Notebook & Laptops         24.2 %        25.9 %
Desktop Computers          13.2          11.9
Software                   12.9          11.9
Printers                   11.9          11.8
Data Storage Devices       10.5           8.3
Video                       8.2           7.5
Add-On Boards/Memory        4.6           7.0
Communications              4.4           6.2
Network Products            4.4           4.1
Input Devices               3.0           2.9
Multi-Media                 2.1           2.2
Other Accessories           0.6           0.3
                          -----         -----
Total                     100.0 %       100.0 %
                          =====         =====

Three months ended March 31, 1997 compared with three months ended March
31, 1996

     Net sales were $297.8 million for the three months ended March 31, 1997 compared with $206.7 million for the three months ended March 31, 1996, an increase of $91.1 million or 44.1%. The Company's first quarter average order size decreased approximately 3% to $669 from $689 in the first quarter of the previous year. The growth in net sales is primarily attributable to higher sales volume resulting from the expansion of marketing efforts, new product offerings, an increase in the number of customers serviced and an increase in the number of account executives.

     Several large manufacturers of notebook and desktop computers reduced selling prices on many models, resulting in notebook and desktop computer unit volume growth of 71% and 86%, respectively, from the first quarter of 1996. The increased availability of certain high end notebook computers and the reduced pricing resulted in a shift within the notebook and laptop product category to lower priced models. This combination served to lower overall unit selling prices and increase order volume in the first quarter of 1997 compared with the same quarter of 1996. Any reduction in the quantities of notebook and desktop computers available to the Company from the manufacturers producing these items could have an adverse effect on future sales. Apple product sales composed less than 5% of net sales in the period.

     Gross profit increased $13.3 million, or 49.9%, as a result of the increase in net sales and increased as a percentage of net sales to 13.4% for the three months ended March 31, 1997, compared with 12.9% for the three months ended March 31, 1996. The increase in gross profit as a percentage of net sales is primarily due to the expansion of selling margin on certain product lines resulting from vendor support programs, opportunistic purchases and pricing strategies. Many of the vendor support programs are dependent on achieving certain goals and objectives. Actual gross profit achieved may vary on a quarterly basis due to changes in vendor support programs, product mix, market conditions and other factors. As a result, there is no certainty that the Company will be able to sustain gross profit as a percentage of net sales at the levels achieved in recent quarters.

     Selling and administrative expenses, excluding the impact of the exit charge and its related impact on the executive incentive bonus pool, decreased to 7.1% of net sales in the first quarter versus 7.3% in the first quarter of 1996. This decrease is due primarily to a decrease in net advertising expense as a percentage of net sales to 1.3% from 1.4% in the three months ended March 31, 1997 and 1996, respectively. Gross advertising expense increased to 3.51% of net sales for the three months ended March 31, 1997 versus 3.45% for the three months ended March 31, 1996 due to expanded catalog circulation and national advertising pages combined with new marketing initiatives. The increase in gross advertising spending was offset by additional cooperative advertising reimbursements earned from vendors which grew to 63% of gross advertising expense from 59% in the same period of 1996. The increase in reimbursements was due to participation of new vendors and incremental funding from existing vendors. The cooperative advertising reimbursement rate may fluctuate as a percentage of gross advertising spending in future quarters depending on the level of vendor participation achieved and collection experience. The Company plans to increase advertising expenditures in future quarters, which may result in an increase in net advertising expense as a percentage of net sales and lower operating margins than those achieved in recent quarters. The statement concerning future advertising expense is a forward looking statement that involves certain risks and uncertainties including the ability to identify and implement cost effective incremental advertising and marketing programs.

     The executive incentive bonus pool, which pursuant to existing plans is based upon a maximum 20% of the year over year increase in income from operations, was $2.3 million and $242,000 for the three months ended March 31, 1997 and 1996, respectively, and is included within selling and
administrative expenses.   Due to the $4.0 million exit charge recorded in
the first quarter of 1996, the executive incentive bonus pool was reduced by $800,000 in 1996 and effectively increased by $800,000 in the first quarter of 1997. Thus, the executive incentive bonus pool, on a pro forma basis to exclude the impact of the exit charge in both periods, is $1.5 million and $1.0 million for the three months ended March 31, 1997 and 1996, respectively.

     Selling and administrative expenses also include $53,000 and $46,000 in legal costs incurred by the majority shareholder for the three months ended March 31, 1997 and 1996, respectively, in connection with the lawsuit filed by a former shareholder. Although the majority shareholder has agreed to indemnify the Company for all expenses or settlements, if any, incurred in connection with this suit, the Company will continue to record such expenses or settlements, if any, as an expense with an offsetting increase to paid-in capital, net of tax effects.

     Interest income totaled $957,000 for the three months ended March 31, 1997 compared with $835,000 for the three months ended March 31, 1996. The level of interest income may decline in future periods as the Company utilizes funds in connection with its facility expansion.

     The effective income tax rate, expressed as a percentage of income before income taxes, increased to 39.7% for the three months ended March 31, 1997 from 39.0% for the three months ended March 31, 1996. The effective income tax rate for the first quarter is consistent with the effective tax rate of 39.5% for the full year 1996.

     Net income for the three months ended March 31, 1997 was $11.4 million, a 105.3% increase over $5.5 million for the three months ended March 31, 1996. Net income per share of $0.52 for the three months ended March 31, 1997 increased 100.0% from $0.26 in the same period of 1996. Pro forma net income and net income per share, excluding the impact of the exit charge and its related impact on the executive incentive bonus pool, were $11.8 million and $0.55, representing an increase of 58.2% and 57.1%, respectively, over the first quarter of 1996. All per share and related amounts have been adjusted to reflect the three-for-two stock split effected in the form of a stock dividend paid on July 15, 1996.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital

     The Company has historically financed its operations and capital expenditures primarily through cash flow from operations, short-term borrowings and public offerings of common stock.

     At March 31, 1997, the Company had cash, cash equivalents and marketable securities of $62.1 million and working capital of $138.6 million, representing a decrease of $12.9 million in cash, cash equivalents and marketable securities and an increase of $15.0 million in working capital from December 31, 1996.

     As of March 31, 1997 the Company had an aggregate $30.0 million available pursuant to unsecured credit facilities with two financial institutions expiring in June, 1997. Borrowings under the credit facilities bear interest at the prime rate less 2 1/2%, LIBOR plus 1/2% or the federal funds rate plus 1/2%, as determined by the Company. At March 31, 1997 there were no borrowings against either of the credit facilities.

     The Company's current primary and anticipated use of cash is to fund the growth in working capital and capital expenditures, including facilities expansion. The Company believes that the funds held in cash, cash equivalents and marketable securities, and funds available under the credit facilities will be sufficient to fund the Company's working capital and cash requirements at least through March 31, 1998.

Cash flows for the three months ended March 31, 1997

     Net cash used in operating activities for the three months ended March 31, 1997 was $9.9 million. The primary factors which historically affect the Company's cash flows from operations are accounts receivable, merchandise inventory and accounts payable. The increase in accounts receivable resulted from increased sales volume and an increase in the percentage of net sales generated from open credit terms to its business customers, offset by a decrease in days sales outstanding to 19.3 as of March 31, 1997 from 20.1 as of December 31, 1996. Inventory turns decreased to 20 annualized turns for the three months ended March 31, 1997 from 26 annualized turns for the three months ended March 31, 1996. The Company made several large opportunistic purchases at the end of the first quarter which resulted in higher than usual inventory levels and lower corresponding inventory turns for the three months ended March 31, 1997. The increase in accounts payable reflects timing of payments to vendors at the end of the respective periods and increased purchase volume. Prepaid expenses and other current assets increased $299,000 to approximately $1.1 million as of March 31, 1997 and are primarily composed of paper purchased for future catalogs and prepaid insurance premiums.

     Cash provided by operating activities for the first quarter of 1997 was positively impacted by a $5.8 million tax benefit relating to the exercise and vesting of shares pursuant to the MPK Stock Option Plan and the MPK Restricted Stock Plan in February 1997.

     Net cash provided by investing activities for the three months ended March 31, 1997 was $476,000, including approximately $3.2 million used for capital expenditures. The capital expenditures made by the Company were primarily related to progress payments for construction of the new facility.

Facilities Expansion

     In June, 1996, the Company purchased approximately 27 acres of vacant land in Vernon Hills, Illinois for the purpose of constructing a combined telemarketing, warehouse, showroom and corporate office facility. The initial phase of construction is planned to include approximately 118,000 square feet of warehouse space and approximately 100,000 square feet of office space, effectively more than a 100%
increase over the current facility. Construction of the new facility began in September, 1996. As of March 31, 1997 approximately $11.6 million in costs, including land acquisition, have been incurred and are included in construction-in-progress. The Company has entered into various construction and equipment contracts, relating to the new facility, which aggregate $15.5 million, of which $5.5 million has been incurred and is included in construction-in-progress as of March 31, 1997. Pursuant to these contracts, the Company is committed for an additional $10.3 million as construction or installation is completed. The Company estimates it will incur approximately $24.0 to $26.0 million in total capital expenditures related to purchasing the land and constructing and equipping
the facility.   Additionally, the Company will incur certain moving and
other costs, not expected to exceed $1.0 million, relating to relocation which would be charged to operating results in the period incurred.

     If the Company is unable to generate increased sales and gross margins sufficient to absorb increased overhead and other costs created by the new facility, the Company would likely experience lower pre-tax profits.




PART II  Other Information

ITEM 1.  Legal Proceedings


     As previously reported, the Company and Michael P. Krasny, the Company's majority shareholder, were defendants in a lawsuit filed in the United States District Court for the Northern District of Illinois, Eastern Division, in which suit a former shareholder, executive officer and director of the Company (the "Plaintiff") alleged violations of the federal securities laws, fraud and breach of fiduciary duty in connection with the Company's redemption of his stock in July 1990. (Reference is made to Item 3 the Company's 1996 Annual Report on Form 10-K for a detailed discussion of the lawsuit.)

     On June 14, 1996, the District Court granted the defendants' motion to dismiss the Amended Complaint, with prejudice, on the grounds that the federal cause of action was barred by the statute of limitations and the District Court did not have jurisdiction over the pendant state law claims. The Plaintiff has filed an appeal of the District Court decision to the United States Court of Appeals for the Seventh Circuit. The Company and Mr. Krasny believe that their actions were honest and proper and that the suit by the former shareholder is without merit. The Company and Mr. Krasny are committed to vigorously defending the litigation.

     As previously reported, Mr. Krasny has agreed to indemnify the Company for any and all costs, fees and expenses incurred in connection with this litigation, including any expenses incurred in judgment or settlement of the suit.


ITEM 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibits

         There were no exhibits for the three months ended March 31, 1997.


    (b)  Reports on Form 8-K:

         There were no reports on Form 8-K filed for the three months ended March 31, 1997.

                                   SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    CDW Computer Centers, Inc.
                                    --------------------------
                                    (Registrant)



        Date  May 14, 1997          /s/ Harry J. Harczak, Jr.
        ------------------          -------------------------
                                    Harry J. Harczak, Jr.
                                    Chief Financial Officer


        Date  May 14, 1997          /s/ Daniel F. Callen
        ------------------          -------------------------
                                    Daniel F. Callen
                                    Chief Accounting Officer