Form 10-Q
period 1997-06-30
CDW COMPUTER CENTERS INC
filed 1997-08-15
CIK 899171

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q
      (Mark One)

 X    QUARTERLY  REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---   EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997 OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
--- EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____________ TO _____________

COMMISSION FILE NUMBER      0-21796

                           CDW COMPUTER CENTERS, INC.
             (Exact name of registrant as specified in its charter)

                 Illinois                              36-3310735
      (State or other jurisdiction of               (I.R.S. Employer
      incorporation or organization)               Identification No.)

           200 N. Milwaukee Ave.                         60061
          Vernon Hills, Illinois                       (Zip Code)
  (Address of principal executive offices)

                                 (847) 465-6000
              (Registrant's telephone number, including area code)

                  1020 E. LAKE COOK RD. BUFFALO GROVE, IL 60089
                  ---------------------------------------------
 (Former name, former address and former fiscal year, if changed since last report)

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

         AS OF AUGUST 14, 1997, 21,524,984 COMMON SHARES WERE OUTSTANDING.

                           CDW COMPUTER CENTERS, INC.

                                TABLE OF CONTENTS

                                                                      Page No.
                                                                      --------

PART I.  FINANCIAL INFORMATION

         ITEM 1.   Financial Statements (unaudited):

                   Condensed Consolidated Balance Sheets -               1
                   June 30, 1997 and December 31, 1996

                   Condensed Consolidated Statements of Income -         2
                   Three and Six Months Ended June 30, 1997 and 1996

                   Condensed Consolidated Statement of                   3
                   Shareholders' Equity - Six Months Ended
                   June 30, 1997

                   Condensed Consolidated Statements of Cash Flows -     4
                   Six Months Ended June 30, 1997 and 1996

                   Notes to Condensed Consolidated Financial            5-7
                   Statements


         ITEM 2.   Management's Discussion and Analysis of              8-14
                   Financial Condition and Results of Operations


PART II. OTHER INFORMATION

         Item 1.   Legal Proceedings                                     15
         Item 4.   Submission of Matters to a Vote of Security           16
                   Holders
         Item 6.   Exhibits and Reports on Form 8-K                      17

                   Signatures                                            18

PART I. FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS

                    CDW COMPUTER CENTERS, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 (in thousands)
                                   (unaudited)


                                                                 June 30,           December 31,
                                                                  1997                 1996
                                                                ---------           ------------
ASSETS
Current assets :
     Cash and cash equivalents                                  $  11,354            $  16,462
     Marketable securities                                         69,001               58,490
     Accounts receivable, net of allowance for doubtful
       accounts of $1,500 and $1,100, respectively                 65,917               57,396
     Miscellaneous receivables                                      1,989                3,931
     Merchandise inventory                                         47,012               41,462
     Prepaid expenses and other assets                              1,081                  823
     Deferred income taxes                                          2,374                2,258
                                                                ---------            ---------

        Total current assets                                      198,728              180,822

Property and equipment, net                                         3,082                3,636
Construction-in-progress                                           17,483                8,659
Deferred income taxes and other assets                              5,411                5,713
                                                                ---------            ---------

         Total assets                                           $ 224,704            $ 198,830
                                                                =========            =========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities :
     Accounts payable                                           $  28,228            $  36,642
     Accrued expenses :
        Compensation                                                9,568               10,750
        Income taxes                                                7,664                2,892
        Exit costs                                                  3,931                3,987
        Other                                                       3,511                2,937
                                                                ---------            ---------

         Total current liabilities                                 52,902               57,208
                                                                ---------            ---------

Commitments and contingencies

Shareholders' equity :

     Preferred shares, $1.00 par value; 5,000 shares
        authorized; none issued                                         -                    -
     Common shares, $ .01 par value; 75,000 shares
        authorized; 21,525 shares issued and
        outstanding                                                   215                  215
     Paid-in capital                                               73,794               67,953
     Retained earnings                                             99,476               75,417
     Unearned compensation                                         (1,683)              (1,963)
                                                                ---------            ---------
        Total shareholders' equity                                171,802              141,622
                                                                ---------            ---------

         Total liabilities and shareholders' equity             $ 224,704            $ 198,830
                                                                =========            =========

     The accompanying notes are an integral part of the consolidated financial statements

                    CDW COMPUTER CENTERS, INC. AND SUBSIDIARY
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                      (in thousands, except per share data)
                                   (unaudited)


                                                      Three Months                          Six Months
                                                   Ended June 30, 1997                  Ended June 30, 1997
                                                  ---------------------                ---------------------

                                                     1997        1996                     1997        1996
                                                  ---------   ---------                ---------   ---------


 Net sales                                        $ 304,545   $ 218,687                $ 602,322   $ 425,392
 Cost of sales                                      262,888     189,071                  520,722     369,129
                                                  ---------   ---------                ---------   ---------

 Gross profit                                        41,657      29,616                   81,600      56,263

 Selling and administrative expenses                 21,586      16,555                   43,613      30,911
 Exit charge                                              -           -                        -       4,000
                                                  ---------   ---------                ---------   ---------

 Income from  operations                             20,071      13,061                   37,987      21,352

 Interest income                                      1,032         842                    1,989       1,677
 Other income (expense), net                            (60)        (44)                    (111)        (98)
                                                  ---------   ---------                 ---------   ---------

 Income before income taxes                          21,043      13,859                    39,865      22,931

 Income tax provision                                 8,343       5,365                    15,806       8,903
                                                  ---------   ---------                 ---------   ---------

 Net income                                       $  12,700   $   8,494                 $  24,059   $  14,028
                                                  =========   =========                 =========   =========

 Net income per share                             $    0.59   $    0.39                 $    1.11   $    0.65
                                                  =========   =========                 =========   =========

 Weighted average number of
 common and common equivalent
 shares outstanding                                  21,673      21,810                    21,677      21,729
                                                  =========   =========                 =========   =========

     The accompanying notes are an integral part of the consolidated financial statements

                    CDW COMPUTER CENTERS, INC. AND SUBSIDIARY
            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                 (in thousands)
                                   (unaudited)


                                                                                                                        Total
                                               Common Stock                            Retained        Unearned      Shareholders'
                                             Shares     Amount     Paid-in Capital      Earnings      Compensation       Equity
                                             --------------------------------------------------------------------------------------
Balance at December 31, 1996                 21,525     $ 215       $  67,953          $  75,417       $  (1,963)     $  141,622

MPK Restricted Stock Plan forfeitures             -         -             (45)                 -              23             (22)

Amortization of unearned compensation             -         -               -                  -             257             257

Tax benefit from restricted stock and             -         -           5,835                  -               -           5,835
     stock option transactions

Capital contribution for legal costs assumed      -         -              51                  -               -              51
     by majority shareholder

Net income                                        -         -               -             24,059               -          24,059
                                             --------------------------------------------------------------------------------------

Balance at June 30, 1997                     21,525     $ 215       $  73,794          $  99,476       $  (1,683)     $  171,802
                                             ======================================================================================


    The accompanying notes are an integral part of the consolidated financial statements

                    CDW COMPUTER CENTERS, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)


                                                                               Six Months Ended June 30,
                                                                               -------------------------
                                                                                 1997            1996
                                                                               --------        --------
Cash flows from operating activities:

Net income                                                                     $ 24,059        $ 14,028

Adjustments to reconcile net income to net cash provided by operating activities:

        Tax benefit from restricted stock and stock option exercise               5,835               -
        Depreciation and amortization                                               636           1,316
        Deferred taxes                                                              190            (373)
        Legal fees assumed by majority shareholder                                   51              33
        Loss on disposal of fixed asset                                               -             281

        Changes in assets and liabilities:
            Accounts receivable, net                                             (8,521)        (11,560)
            Miscellaneous receivables                                             1,942            (156)
            Merchandise inventory                                                (5,550)        (10,493)
            Prepaid expenses and other assets                                      (262)           (782)
            Accounts payable                                                     (8,414)          6,452
            Accrued expenses                                                      4,164           2,272
            Exit charge                                                             (56)          4,000
                                                                               --------        --------

        Net cash provided by operating activities                                14,074           5,018
                                                                               --------        --------

Cash flows from investing activities:

        Purchases of available-for-sale securities                              (12,575)        (10,600)
        Redemptions of available-for-sale securities                              7,575          16,100
        Purchases of held-to-maturity securities                                (42,058)        (51,154)
        Redemptions of held-to-maturity securities                               37,153          36,558
        Payments for purchase of property and equipment,
            including construction-in-progress                                   (9,277)         (7,082)
                                                                               --------        --------

        Net cash used in investing activities                                   (19,182)        (16,178)
                                                                               --------        --------

Net decrease in cash                                                             (5,108)        (11,160)

Cash and cash equivalents - beginning of period                                  16,462          14,216
                                                                               --------        --------

Cash and cash equivalents - end of period                                      $ 11,354        $  3,056
                                                                               ========        ========

     The accompanying notes are an integral part of the consolidated financial statements

                    CDW COMPUTER CENTERS, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1.  Description of Business

     CDW Computer Centers, Inc. (the "Company") is engaged in the distribution of personal computers and related products through direct marketing and retail showrooms, primarily to end users within the United States. The Company extends credit to business, governmental and institutional customers under certain circumstances based upon the financial strength of the customer. Such customers are typically granted net 30-day credit terms. The balance of the Company's sales are made primarily through third party credit cards and for cash on delivery.

2.  Summary of Significant Accounting Policies

Basis of Presentation

     The accompanying unaudited financial statements have been prepared in conformity with generally accepted accounting principles. Such principles were applied on a basis consistent with those reflected in the 1996 Annual Report on Form 10-K and documents incorporated therein as filed with the Securities and Exchange Commission. The accompanying financial data should be read in conjunction with the notes to consolidated financial statements contained in the 1996 Annual Report on Form 10-K and documents incorporated therein. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting solely of normal recurring accruals) necessary to present fairly the financial position of the Company as of June 30, 1997 and December 31, 1996, the results of operations for the three and six months ended June 30, 1997 and 1996, the cash flows for the six months ended June 30, 1997 and 1996, and the changes in shareholders' equity for the six months ended June 30, 1997. The unaudited condensed consolidated statements of income for such interim periods are not necessarily indicative of results for the full year.

     The Company is currently assessing the impact of the recently issued Statements of Financial Accounting Standards numbers 130 and 131, "Reporting Comprehensive Income" and "Disclosures about Segments of an Enterprise and Related Information". The Company will implement the requirements of each of the Statements at the end of 1997.

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

Earnings Per Share

     Net income per common and common equivalent share for the three and six months ended June 30, 1997 and 1996 is calculated using the weighted average number of common and common equivalent shares outstanding during each period. Common equivalent shares of 148,000 and 152,000 for the three and six months ended June 30, 1997, and 285,000 and 203,000 for the three and six months ended June 30, 1996, respectively, relate to various incentive stock option plans and are calculated using the treasury stock method.

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

3.  Marketable Securities

The amortized cost and estimated fair values of the Company's investments in marketable securities at June 30, 1997 were (in thousands):

                                                                                            Gross
                                                                                          Unrealized
                                                                                            Holding
                                                                 Estimated                  -------                  Amortized
                                                                 Fair Value         Gains           (Losses)            Cost
                                                                ------------     ------------     ------------    --------------
Security Type
-------------
Available-for-sale:
  Redemptive tax-exempt preferred stocks                        $      8,000     $        -        $        -       $      8,000
                                                                ----------------------------------------------------------------
Held to maturity:
  U.S. Government and U.S. Government Agency Securities               53,961              -               (45)            54,006
  Bonds of states, municipalities, and political subdivisions          7,008             13                 -              6,995
                                                                ----------------------------------------------------------------
  Total held-to-maturity                                              60,969             13               (45)            61,001
                                                                ----------------------------------------------------------------
Total marketable securities                                     $     68,969     $       13         $     (45)       $    69,001
                                                                ================================================================


     The Company's investments in securities held-to-maturity at June 30, 1997 were all due in one year or less by contractual maturity. Estimated fair values of marketable securities are based on quoted market prices.

4.   Contingency

     The Company and its majority shareholder are defendants in a lawsuit filed by a former shareholder. The suit requests actual and punitive damages in an amount that cannot be readily determined. The Company and its majority shareholder believe the suit to be without merit and are vigorously defending against this action. The majority shareholder has agreed to indemnify and reimburse the Company for all damages and expenses, net of tax benefits received by the Company, related to this action. For the three and six months ended June 30, 1997, the Company and majority shareholder have incurred legal expenses of approximately $30,000 and $83,000, respectively, which have been assumed by the majority shareholder. Although the majority shareholder has agreed to indemnify the Company for all expenses or settlements, if any, in connection with this suit, the Company will continue to record such expenses or settlements, if any, as an expense with an offsetting increase to paid-in capital, net of tax effects.

5.  Exit Charge

     In June 1996 the Company purchased approximately 27 acres of vacant land in Vernon Hills, Illinois, upon which it constructed a combined telemarketing, warehouse, showroom and corporate office facility. Construction of the Vernon Hills facility was completed in July 1997, at which time the Company relocated to the new facility and vacated the Buffalo Grove facility. The Company recorded a $4.0 million pre-tax non-recurring charge to operating results for exit costs relating to the Buffalo Grove facility in the first quarter of 1996. The exit costs consist primarily of the estimated cost to the Company of subleasing the vacated facility, including holding costs, the estimated costs of restoring the building to its original condition and certain asset write-offs resulting from the relocation. There is no assurance that the $4.0 million charge will be adequate to cover actual costs should the Company's actual experience in subleasing the facility differ from the assumptions used in calculating the exit charge. As a result of the move, the Company incurred moving costs of $200,000 which were charged to operating results in the second quarter of 1997. No further moving costs are expected to be incurred.

     As of June 30, 1997 approximately $17.5 million in construction costs, including $6.1 million for land acquisition, have been incurred and are included in construction-in-progress. The Company has entered into various construction and equipment contracts, relating to the new facility, which aggregate $16.8 million, of which $11.4 million has been incurred and is included in construction-in-progress as of June 30, 1997. Pursuant to these contracts, the Company is committed for an additional $5.4 million. The Company currently estimates it will incur approximately $23.0 to $24.0 million in total capital expenditures related to purchasing the land and constructing and equipping the facility.

6.    Financing Arrangements

     The Company has an aggregate $30 million available pursuant to unsecured lines of credit with two financial institutions expiring in June, 1998. Borrowings under one of the credit facilities bear interest at the prime rate less 2 1/2%, LIBOR plus 1/2% or the federal funds rate plus 1/2%, as determined by the Company. Borrowings under the second credit facility bear interest at the prime rate less 2 1/2%, LIBOR plus .45% or the federal funds rate plus .45%, as determined by the Company. At June 30, 1997 there were no borrowings against either of the credit facilities.

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

Results Of Operations
     The following table sets forth financial information derived from the Company's statements of income expressed as a percentage of net sales, and certain operating statistics. The financial information for the six months ended June 30, 1997 and 1996 is presented on a pro forma basis to exclude the exit charge and related impact on the executive incentive bonus pool, net of tax effects.

FINANCIAL INFORMATION                                          Percentage of Net Sales
                                                               -----------------------
                                          Three Months Ended June 30,             Six Months Ended June 30,
                                          ---------------------------            --------------------------
                                             1997             1996                 1997             1996
                                           --------         --------             --------         --------
                                                                                       (Pro Forma)
Net sales                                   100.0 %          100.0 %              100.0 %          100.0 %
Cost of sales                                86.3             86.5                 86.5             86.8
                                             ----             ----                 ----             ----
Gross profit                                 13.7             13.5                 13.5             13.2
Selling and administrative expenses           7.1              7.6                  7.1              7.5
                                              ---              ---                  ---              ---
Income from operations                        6.6              5.9                  6.4              5.7
Other income, net                             0.3              0.4                  0.3              0.4
                                              ---              ---                  ---              ---
Income before income taxes                    6.9              6.3                  6.7              6.1
Income tax provision                          2.7              2.4                  2.6              2.3
                                              ---              ---                  ---              ---
Net income                                    4.2 %            3.9 %                4.1 %            3.8 %
                                              ===              ===                  ===              ===


Operating Statistics                                         Three Months Ended                     Six Months Ended
                                                                   June 30,                             June 30,
                                                           ------------------------             ------------------------
                                                               1997            1996                 1997            1996
                                                               ----            ----                 ----            ----
Number of orders shipped (000's)                                425             302                  870             602
Average order size                                         $    717        $    725             $    692        $    707
Customers serviced (000's)                                      182             146                  328             254
Number of account managers, end of period                       319             256                  319             256
Catalogs distributed (000's)                                 19,172          12,904               39,156          25,812
National advertising pages placed                               185             159                  397             309
Inventory turns                                                  19              23                   24              23


     The following table presents net sales by product line as a percentage of total net sales for each of the periods noted. Product mix is based upon internal product code classifications and is retroactively adjusted for the addition of new categories but not for changes in individual product categorization.

Product Mix                  Three Months Ended            Six Months Ended
                                  June 30,                     June 30,
                           ------------------------    ------------------------
                               1997        1996             1997        1996
                               ----        ----             ----        ----
Notebooks & Laptops            26.9 %      26.6 %           25.6 %      26.3 %
Software                       12.6        12.3             12.8        12.1
Desktop Computers              12.4        11.6             12.8        11.7
Printers                       11.4        11.1             11.6        11.5
Data Storage Devices           10.4         9.2             10.4         8.8
Video                           7.5         7.4              7.8         7.5
Add-On Boards/Memory            4.8         6.2              4.7         6.6
Communications                  4.1         5.6              4.3         5.9
Network Products                4.5         4.3              4.4         4.2
Input Devices                   2.9         3.3              3.0         3.1
Multi-Media                     1.9         2.1              2.0         2.1
Other Accessories               0.6         0.3              0.6         0.2
                              -----       -----            -----       -----
Total                         100.0 %     100.0 %          100.0 %     100.0 %
                              =====       =====            =====       =====

Three months ended June 30, 1997 compared with three months ended June 30, 1996

     Net sales were $304.5 million for the three months ended June 30, 1997 compared with $218.7 million for the three months ended June 30, 1996, an increase of $85.8 million or 39.2%. Average order size decreased approximately 1% to $717 from $725 in the second quarter of 1996. The growth in net sales is primarily attributable to higher order volume resulting from the expansion of marketing efforts, new product offerings, an increase in the number of customers serviced and an increase in the number of account managers.

     Selling prices on many models of notebook and desktop computers decreased from previous periods, resulting in notebook and desktop computer unit volume growth of 82% and 66%, respectively, from the second quarter of 1996. Lower manufacturer pricing levels and expanded product features in notebook computers resulted in a shift within the notebook and laptop product category to lower priced models. This combination served to lower overall unit selling prices and increase order volume in the second quarter of 1997 compared with the same quarter of 1996. Any reduction in the quantities of notebook and desktop computers available to the Company from the manufacturers producing these items could have an adverse effect on future sales.

     Gross profit increased as a percentage of net sales to 13.7% for the three months ended June 30, 1997, compared with 13.5% for the three months ended June 30, 1996. The increase in gross profit as a percentage of net sales is primarily due to the expansion of selling margin on certain product lines resulting from vendor support programs, opportunistic purchases and pricing strategies. Many of the vendor support programs are dependent on achieving certain goals and objectives. Actual gross profit achieved may vary on a quarterly basis due to changes in vendor support programs, product mix, market conditions and other factors. As a result, there is no certainty that the Company will be able to sustain gross profit as a percentage of net sales at the levels achieved in recent quarters.

     Selling and administrative expenses decreased to 7.1% of net sales in the second quarter versus 7.6% in the second quarter of 1996. For the second quarter of 1997, an increase in net advertising expense due to incremental marketing activities and $200,000 of moving costs were offset by decreases in various components of selling and administrative expenses. The reduction of various components of selling and administrative expenses resulted from improved productivity and leveraging of fixed costs over a larger sales base. Additionally, selling and administrative expense in the second quarter of 1996 included a $281,000 charge related to the trade-in of an internal computer system. As a result of the move to the new facility in July 1997, selling and administrative expenses may rise as a percentage of sales due to the increase in occupancy costs and the inefficiencies inherent in the start-up of a new warehouse.

     Net advertising expense increased as a percentage of net sales to 1.3% from 1.1% in the three months ended June 30, 1997 and 1996, respectively. Gross advertising expense increased to 3.5% of net sales for the three months ended June 30, 1997 versus 3.1% for the three months ended June 30, 1996 due to expanded catalog circulation and national advertising pages combined with new marketing initiatives. Cooperative advertising reimbursements earned from vendors decreased to 61% of gross advertising expense for the second quarter of 1997 from 65% in the same period of 1996. The decrease in the reimbursement rate was due in part to the initiation of certain marketing activities that are not covered by cooperative reimbursement. The cooperative advertising reimbursement rate may fluctuate as a percentage of gross advertising spending in future quarters depending on the level of vendor participation achieved and collection experience. The Company plans to increase advertising expenditures in future quarters, which may result in an increase in net advertising expense as a percentage of net sales and lower operating margins than those achieved in recent  quarters.  The  statement  concerning  future  advertising  expense is a forward looking statement that involves certain risks and uncertainties including the ability to identify and implement cost effective incremental advertising and marketing programs.

     The executive incentive bonus pool, which pursuant to existing plans is based upon a maximum 20% of the year over year increase in income from operations, was $1.4 million for the three months ended June 30, 1997 and 1996, and is included within selling and administrative expenses.

     Selling and administrative expenses also include $30,000 and $8,000 in legal costs incurred by the majority shareholder for the three months ended June 30, 1997 and 1996, respectively, in connection with the lawsuit filed by a former shareholder. Although the majority shareholder has agreed to indemnify the Company for all expenses or settlements, if any, incurred in connection with this suit, the Company will continue to record such expenses or settlements, if any, as an expense with an offsetting increase to paid-in capital, net of tax effects.

     Interest income totaled $1.0 million for the three months ended June 30, 1997 compared with $842,000 for the three months ended June 30, 1996. The increase is due to higher interest rates combined with higher levels of cash available for investment resulting from cash generated from operations, including the tax benefit from stock option and restricted stock transactions in the first quarter of 1997, offset by funds utilized for construction of the Vernon Hills facility.

     The effective income tax rate, expressed as a percentage of income before income taxes, increased to 39.6% for the three months ended June 30, 1997 from 38.7% for the three months ended June 30, 1996. The effective income tax rate for the second quarter of 1997 is consistent with the effective tax rate of 39.5% for the full year 1996.

     Net income for the three months ended June 30, 1997 was $12.7 million, a 49.4% increase over $8.5 million for the three months ended June 30, 1996. Net income per share of $0.59 for the three months ended June 30, 1997 increased 51.3% from $0.39 in the same period of 1996. All per share and related amounts have been adjusted to reflect the three-for-two stock split effected in the form of a stock dividend paid on July 15, 1996.

Six months ended June 30, 1997 compared with the six months ended June 30, 1996

     Net sales were $602.3 million for the six months ended June 30, 1997 compared with $425.4 million for the six months ended June 30, 1996, an increase of $176.9 million or 41.6%. Average order size for the first six months decreased approximately 2% to $692 from $707 for the corresponding period of the previous year. The growth in net sales is primarily attributable to higher sales volume resulting from the expansion of marketing efforts, new product offerings, an increase in the number of customers serviced and an increase in the number of account manager.

     Selling prices on many models of notebook and desktop computers decreased from previous periods, resulting in notebook and desktop computer unit volume growth of 77% and 76%, respectively, from the first six months of 1996. Lower manufacturer pricing levels and expanded product features in notebook computers and the reduced pricing resulted in a shift within the notebook and laptop product category to lower priced models. This combination served to lower overall unit selling prices and increase order volume in the six months ended June 30, 1997 compared with the six months ended June 30, 1996. Any reduction in the quantities of notebook and desktop computers available to the Company from the manufacturers producing these items could have an adverse effect on future sales.

     Gross profit increased as a percentage of net sales to 13.5% for the six months ended June 30, 1997, compared with 13.2% for the six months ended June 30, 1996. The increase in gross profit as a percentage of net sales is primarily due to the expansion of selling margin on certain product lines resulting from vendor support programs, opportunistic purchases and pricing strategies. Many of the vendor support programs are dependent on achieving certain goals and objectives. Actual gross profit achieved may vary on a quarterly basis due to changes in vendor support programs, product mix, market conditions and other factors. As a result, there is no certainty that the Company will be able to sustain gross profit as a percentage of net sales at the levels achieved in recent quarters.

     Selling and administrative expenses, excluding the impact of the exit charge and its related impact on the executive incentive bonus pool, decreased to 7.1% of net sales for the six months ended June 30, 1997 from 7.5% for the six months ended June 30, 1996. The decrease is mainly the result of decreases in various components of selling and administrative expenses through improved productivity and leveraging of fixed costs over a larger sales base in the six months ended June 30, 1997. As a result of the move to the new facility, selling and administrative expenses may rise as a percentage of sales due to the increase in occupancy costs and the inefficiencies inherent in the start-up of a new warehouse.

     Net advertising expense as a percentage of net sales remained consistent with the prior year at 1.3% of net sales in the six months ended June 30, 1997 and 1996. Gross advertising expense increased to 3.5% of net sales for the six months ended June 30, 1997 versus 3.3% for the six months ended June 30, 1996 due to expanded catalog circulation and national advertising pages combined with new marketing initiatives. The increase in gross advertising expense was offset by a corresponding increase in cooperative advertising reimbursements earned from vendors to 62.0% of gross advertising expenditures in the first six months of 1997 from 61.6% in the same period of 1996. The cooperative advertising reimbursement rate may fluctuate as a percentage of gross advertising spending in future quarters depending on the level of vendor participation achieved and collection experience. The Company plans to increase advertising expenditures in future quarters, which may result in an increase in net advertising expense as a percentage of net sales and lower operating margins than those achieved in recent  quarters.  The  statement  concerning  future  advertising  expense is a forward looking statement that involves certain risks and uncertainties including the ability to identify and implement cost effective incremental advertising and marketing programs.

     Construction of the Vernon Hills facility was completed in July 1997, at which time the Company relocated to the new facility and vacated the Buffalo Grove facility. The Company recorded a $4.0 million pre-tax non-recurring charge to operating results for exit costs relating to the Buffalo Grove facility in the first quarter of 1996. The exit costs consist primarily of the estimated cost to the Company of subleasing the vacated facility, including holding costs, the estimated costs of restoring the building to its original condition and certain asset write-offs resulting from the relocation.

     The executive incentive bonus pool, which pursuant to existing plans is based upon a maximum 20% of the year over year increase in income from operations, was $3.7 million and $1.7 million for the six months ended June 30, 1997 and 1996, respectively, and is included within selling and administrative expenses. The impact of the $4.0 million exit charge was to reduce the executive incentive bonus pool by $800,000 in the first quarter of 1996 and effectively increase it by $800,000 in the first quarter of 1997. Thus, the executive incentive bonus pool, on a pro forma basis to exclude the impact of the exit charge in both periods, is $2.9 million and $2.5 million for the six months ended June 30, 1997 and 1996, respectively.

     Selling and administrative expenses also include $83,000 and $54,000 in legal costs incurred by the majority shareholder for the six months ended June 30, 1997 and 1996, respectively, in connection with the lawsuit filed by a former shareholder. Although the majority shareholder has agreed to indemnify the Company for all expenses or settlements, if any, incurred in connection with this suit, the Company will continue to record such expenses or settlements, if any, as an expense with an offsetting increase to paid-in capital, net of tax effects.

     Interest income totaled $2.0 million for the six months ended June 30, 1997 compared with $1.7 million for the six months ended June 30, 1996. The increase is due to higher interest rates combined with higher levels of cash available for investment resulting from cash generated from operations, including the tax benefit from stock option and restricted stock transactions in the first quarter of 1997, offset by funds utilized for construction of the Vernon Hills facility.

     The effective income tax rate, expressed as a percentage of income before income taxes, increased to 39.6% for the six months ended June 30, 1997 from 38.8% for the six months ended June 30, 1996. The effective income tax rate for the first six months is consistent with the effective tax rate of 39.5% for the full year 1996.

      Net income for the six months ended June 30, 1997 was $24.1 million, a 72.1% increase over $14.0 million for the six months ended June 30, 1996. Net income per share of $1.11 for the six months ended June 30, 1997 increased 70.8% from $0.65 in the same period of 1996. Pro forma net income and net income per share, excluding the impact of the exit charge and its related impact on the executive incentive bonus pool, were $24.5 million and $1.13, representing an increase of 53.6% and 52.7%, respectively, over the first six months of 1996. All per share and related amounts have been adjusted to reflect the three-for-two stock split effected in the form of a stock dividend paid on July 15, 1996.


Liquidity and Capital Resources

Working Capital

     The  Company  has   historically   financed  its   operations  and  capital
expenditures primarily through cash flow from operations, short-term borrowings and public offerings of common stock.

     At June 30, 1997, the Company had cash, cash equivalents and marketable securities of $80.4 million and working capital of $145.8 million, representing an increase of $5.1 million in cash, cash equivalents and marketable securities and an increase of $22.2 million in working capital from December 31, 1996.

     As of June 30, 1997 the Company had an aggregate $30.0 million available pursuant to unsecured credit facilities with two financial institutions expiring in June, 1998. Borrowings under one of the credit facilities bear interest at the prime rate less 2 1/2%, LIBOR plus 1/2% or the federal funds rate plus 1/2%, as determined by the Company. Borrowings under the second credit facility bear interest at the prime rate less 2 1/2%, LIBOR plus .45% or the federal funds rate plus .45%, as determined by the Company. At June 30, 1997 there were no borrowings against either of the credit facilities.

     The Company's current primary and anticipated use of cash is to fund the growth in working capital and capital expenditures, including facilities expansion. The Company believes that the funds held in cash, cash equivalents and marketable securities, and funds available under the credit facilities will be sufficient to fund the Company's working capital and cash requirements at least through June 30, 1998.

Cash flows for the six months ended June 30, 1997

     Net cash provided by operating activities for the six months ended June 30, 1997 was $14.1 million. The primary factors which historically affect the Company's cash flows from operations are accounts receivable, merchandise inventory and accounts payable. The increase in accounts receivable resulted from increased sales volume and an increase in the percentage of net sales generated from open credit terms to business customers, offset by a decrease in days sales outstanding to 19.8 as of June 30, 1997 from 20.1 as of December 31, 1996. The Company changed its credit terms during June 1997 to net 30 days from net 10 days, which may result in a future increase in days sales outstanding. Inventory turns increased to 24 annualized turns for the six months ended June 30, 1997 from 23 annualized turns for the six months ended June 30, 1996. The decrease in accounts payable reflects timing of payments to vendors at the end of the respective periods. Prepaid expenses and other current assets increased $262,000 to approximately $1.1 million as of June 30, 1997 and are primarily composed of paper purchased for future catalogs and prepaid insurance premiums.

    Cash provided by operating activities for the first six months of 1997 was positively impacted by a $5.8 million tax benefit recorded to paid-in capital, relating to the exercise and vesting of shares pursuant to the MPK Stock Option Plan and the MPK Restricted Stock Plan in February 1997.

     Net cash used in investing activities for the six months ended June 30, 1997 was $19.2, including approximately $9.3 million used for capital expenditures. The capital expenditures made by the Company were primarily related to progress payments for construction and equipment related to the new facility.

     The Company ships a substantial quantity of its products to customers via the United Parcel Service ("UPS"). As a result of the strike by UPS workers on August 4, 1997, the Company is no longer able to use UPS for shipments to its customers. In an attempt to service its customers, the Company has increased shipping capacity with its other existing carriers and is also using alternative carriers. However, due to carrier capacity constraints, the Company is not able to ship all orders on a same day basis as was its prior practice. Additionally, the Company is absorbing all incremental shipping costs incurred through the use of these alternative carriers. As a result of the carrier capacity constraints and absorbed incremental shipping costs, the Company's sales and operating results may be negatively impacted. The magnitude of the impact is dependent upon the duration and ultimate resolution of the UPS strike, as well as the Company's ability to continue to find and utilize alternative shipping carriers.

Facilities Expansion

     In June 1996, the Company purchased approximately 27 acres of vacant land in Vernon Hills, Illinois for the purpose of constructing a combined telemarketing, warehouse, showroom and corporate office facility. The initial phase of construction includes approximately 100,000 square feet of warehouse space and approximately 100,000 square feet of office space, approximately a 100% increase over the former facility in Buffalo Grove. Construction of the Vernon Hills facility was completed in July 1997, at which time the Company relocated to the new facility and vacated the Buffalo Grove facility.

     As of June 30, 1997 approximately $17.5 million in construction costs, including $6.1 million for land acquisition, have been incurred and are included in construction-in-progress. The Company has entered into various construction and equipment contracts, relating to the new facility, which aggregate $16.8 million, of which $11.4 million has been incurred and is included in construction-in-progress as of June 30, 1997. Pursuant to these contracts, the Company is committed for an additional $5.4 million as construction or installation is completed. The Company estimates it will incur approximately $23.0 to $24.0 million in total capital expenditures related to purchasing the land and constructing and equipping the facility.

     If the Company is unable to generate increased sales and gross margins sufficient to absorb increased overhead and other costs created by the new facility, the Company would likely experience lower pre-tax profits.

Part II       Other Information

Item 1.       Legal Proceedings

     As previously reported, the Company and Michael P. Krasny, the Company's majority shareholder, were defendants in a lawsuit filed in the United States District Court for the Northern District of Illinois, Eastern Division, in which suit a former shareholder, executive officer and director of the Company (the "Plaintiff") alleged violations of the federal securities laws, fraud and breach of fiduciary duty in connection with the Company's redemption of his stock in July 1990. (Reference is made to Item 3 of the Company's 1996 Annual Report on Form 10-K for a detailed discussion of the lawsuit.)

     On June 14, 1996, the District Court granted the defendant's motion to dismiss the Amended Complaint, with prejudice, on the grounds that the federal cause of action was barred by the statute of limitations and the District Court did not have jurisdiction over the pendant state law claims. The Plaintiff filed an appeal of the District Court decision to the United States Court of Appeals for the Seventh Circuit. On May 14, 1997, the Court of Appeals heard oral argument on Plaintiff's appeal. On July 28, 1997, the Court of Appeals reversed the District Court's ruling and remanded the matter back to the District Court for further proceedings. The Court of Appeals held, among other things, that the District Court improperly granted the motion to dismiss the Amended Complaint because it based its decision on inferences of fact inappropriate at this stage of the proceedings.

     On June 10, 1997, the Plaintiff filed in the Circuit Court of the Nineteenth Judicial Circuit, Lake County, Illinois, a lawsuit alleging essentially the same fraud and breach of fiduciary duty claims asserted in his dismissed federal lawsuit. The Company and Mr. Krasny have answered the Complaint and moved to strike a portion of the relief requested by the Plaintiff. In their answer to the Complaint, the Company and Mr. Krasny deny any wrongdoing or liability. The Company anticipates this action will likely be dismissed or stayed in light of the subsequent ruling by the Court of Appeals discussed above.

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

        (a)  The Company held an annual meeting of Shareholders on May 7, 1997.

        (b) The names of all Directors of the Company are set forth in (c) below.

        (c) Three matters were voted upon and approved by the Shareholders. The presentation below briefly describes the matter voted upon and results of Shareholders' votes.

        1.   Election of Directors

                                                 Votes For         Votes Against         Abstentions
                                                 ---------         -------------         -----------
                By Nominee
                ----------
                - Michael P. Krasny             20,215,583                41,639                  -
                - Gregory C. Zeman              20,215,583                41,639                  -
                - Daniel B. Kass                20,215,583                41,639                  -
                - Joseph Levy, Jr.              20,215,583                41,639                  -
                - Michelle L. Collins           20,215,583                41,639                  -





        2.   Approval of Employee Incentive Bonus Pool

             The establishment of a performance-based bonus pool to be paid to qualifying officers of the Company for the year ended December 31, 1997.

                Votes For       Votes Against       Abstentions       Unvoted
                ---------       -------------       -----------       -------
               19,831,114             208,718            16,243       201,147

        3.   Ratification of Auditors

             The selection of Coopers & Lybrand, LLP, independent public accountants, as auditors of the Company for the year ended December 31, 1997.

                Votes For       Votes Against       Abstentions
                ---------       -------------       -----------
               20,244,068               4,912             8,242

Item 6. Exhibits and Reports on Form 8-K

    (a) Exhibits

        EXHIBIT NO.          DESCRIPTION OF DOCUMENT
        -----------          -----------------------

        10 (mm) Revolving Note between the Company and LaSalle National Bank dated June 29, 1997.

        10 (nn)              Revolving  Note  between  the  Company  and
                             The  Northern  Trust Company dated June 30, 1997.


    (b) Reports on Form 8-K:

        There were no reports on Form 8-K filed for the six months ended June 30, 1997.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  CDW Computer Centers, Inc.
                                                  --------------------------
                                                  (Registrant)


     Date       August 14, 1997                   /s/ Harry J. Harczak, Jr.
               -----------------                  ----------------------------
                                                  Harry J. Harczak, Jr.
                                                  Chief Financial Officer

     Date       August 14, 1997                   /s/ Daniel F. Callen
               -----------------                  -----------------------------
                                                  Daniel F. Callen
                                                  Chief Accounting Officer

                                INDEX TO EXHIBITS


10 (mm) Revolving Note between the Company and LaSalle  National Bank dated June
        29, 1997.

10 (nn) Revolving Note between the Company and The Northern Trust Company dated June 30, 1997.