Form 10-Q
period 1997-09-30
CDW COMPUTER CENTERS INC
filed 1997-11-07
CIK 899171

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q
 (Mark One)

 X    QUARTERLY  REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---   EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997 OR

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

                              (847) 465-6000
           (Registrant's telephone number, including area code)
   ---------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

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

         AS OF NOVEMBER 7, 1997, 21,524,984 COMMON SHARES WERE OUTSTANDING.

                           CDW COMPUTER CENTERS, INC.

                                TABLE OF CONTENTS

                                                                     Page No.
                                                                   ------------

PART I.  FINANCIAL INFORMATION

         ITEM 1.  Financial Statements (unaudited):

                  Condensed Consolidated Balance Sheets -                1
                  September 30, 1997 and December 31, 1996

                  Condensed Consolidated Statements of Income -          2
                  Three and Nine months ended September 30, 1997
                  and 1996

                  Condensed Consolidated Statement of Shareholders'      3
                  Equity - Nine months ended September 30, 1997

                  Condensed Consolidated Statements of Cash Flows -      4
                  Nine months ended September 30, 1997 and 1996

                  Notes to Condensed Consolidated Financial             5-7
                  Statements


         ITEM 2.  Management's Discussion and Analysis of               8-13
                  Financial Condition and Results of Operations


PART II. OTHER INFORMATION

         ITEM 1.  Legal Proceedings                                      14
         ITEM 6.  Exhibits and Reports on Form 8-K                       15

                  Signatures                                             16

PART I. FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS

                    CDW COMPUTER CENTERS, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 (in thousands)
                                   (unaudited)



                                                              September 30,           December 31,
                                                                  1997                    1996
                                                              -------------           ------------
ASSETS
Current assets :
      Cash and cash equivalents                                 $   7,059              $  16,462
      Marketable securities                                        58,045                 58,490
      Accounts receivable, net of allowance for doubtful
        accounts of $1,750 and $1,100, respectively                85,089                 57,396
      Miscellaneous receivables                                     2,979                  3,931
      Merchandise inventory                                        63,413                 41,462
      Prepaid expenses and other assets                             1,651                    823
      Deferred income taxes                                         2,374                  2,258
                                                                ---------              ---------

         Total current assets                                     220,610                180,822

Property and equipment, net                                        25,814                  3,636
Construction-in-progress                                              464                  8,659
Deferred income taxes and other assets                              5,413                  5,713
                                                                ---------              ---------

          TOTAL ASSETS                                          $ 252,301              $ 198,830
                                                                =========              =========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities :
      Accounts payable                                          $  48,463              $  36,642
      Accrued expenses :
         Compensation                                              11,776                 10,750
         Exit costs                                                 3,569                  3,987
         Other                                                      3,511                  5,829
                                                                ---------              ---------

          Total current liabilities                                67,319                 57,208
                                                                ---------              ---------

Commitments and contingencies

Shareholders' equity :

      Preferred shares, $1.00 par value; 5,000 shares
         authorized; none issued                                        -                      -
      Common shares, $ .01 par value; 75,000 shares
         authorized; 21,525 shares issued and
         outstanding                                                  215                    215
      Paid-in capital                                              73,899                 67,953
      Retained earnings                                           112,477                 75,417
      Unearned compensation                                        (1,609)                (1,963)
                                                                ---------              ---------
         Total shareholders' equity                               184,982                141,622
                                                                ---------              ---------

          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY            $ 252,301              $ 198,830
                                                                =========              =========

     The accompanying notes are an integral part of the consolidated financial statements

                    CDW COMPUTER CENTERS, INC. AND SUBSIDIARY
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                      (in thousands, except per share data)
                                   (unaudited)


                                                        Three Months                            Nine Months
                                                     Ended September 30,                    Ended September 30,
                                                  ------------------------               ------------------------

                                                     1997           1996                    1997           1996
                                                  ---------      ---------               ---------      ---------


 Net sales                                        $ 323,901      $ 240,330               $ 926,223      $ 665,722
 Cost of sales                                      280,921        208,744                 801,643        577,873
                                                  ---------      ---------               ---------      ---------

 Gross profit                                        42,980         31,586                 124,580         87,849

 Selling and administrative expenses                 22,568         16,302                  66,181         47,213
 Exit charge                                              -              -                       -          4,000
                                                  ---------      ---------               ---------      ---------

 Income from operations                              20,412         15,284                  58,399         36,636

 Interest income                                      1,194            896                   3,183          2,573
 Other income (expense), net                            (63)           (48)                   (174)          (146)
                                                  ---------      ---------               ---------      ---------

 Income before income taxes                          21,543         16,132                   61,408        39,063

 Income tax provision                                 8,542          6,453                   24,348        15,356
                                                  ---------      ---------                ---------     ---------

 Net income                                       $  13,001      $   9,679                $  37,060     $  23,707
                                                  =========      =========                =========     =========

 Net income per share                             $    0.60      $    0.44                $    1.71     $    1.09
                                                  =========      =========                =========     =========

 Weighted average number of
 common and common equivalent
 shares outstanding                                  21,761         21,832                   21,703        21,763
                                                  =========      =========                =========     =========

     The accompanying notes are an integral part of the consolidated financial statements

                    CDW COMPUTER CENTERS, INC. AND SUBSIDIARY
            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                 (in thousands)
                                   (unaudited)


                                                                                                                         Total
                                               Common Stock                             Retained        Unearned      Shareholders'
                                             Shares     Amount     Paid-in Capital      Earnings      Compensation       Equity
                                             --------------------------------------------------------------------------------------
Balance at December 31, 1996                 21,525     $ 215       $  67,953          $  75,417       $  (1,963)     $  141,622

MPK Restricted Stock Plan forfeitures             -         -             (45)                 -              22             (23)

Amortization of unearned compensation             -         -               -                  -             332             332

Tax benefit from restricted stock and             -         -           5,835                  -               -           5,835
     stock option transactions

Capital contribution for legal costs assumed      -         -             156                  -               -             156
     by majority shareholder

Net income                                        -         -               -             37,060               -          37,060
                                             --------------------------------------------------------------------------------------

Balance at September 30, 1997                21,525     $ 215       $  73,899          $ 112,477       $  (1,609)     $  184,982
                                             ======================================================================================


    The accompanying notes are an integral part of the consolidated financial statements

                    CDW COMPUTER CENTERS, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)


                                                                               Nine Months Ended September 30,
                                                                               -------------------------------
                                                                                 1997                   1996
                                                                               --------               --------
Cash flows from operating activities:

Net income                                                                     $ 37,060               $ 23,707

Adjustments to reconcile net income to net cash provided by operating activities:

        Tax benefit from restricted stock and stock option exercise               5,835                      -
        Depreciation                                                              1,804                  1,733
        Amortization                                                               (994)                   173
        Deferred taxes                                                              190                   (373)
        Legal fees assumed by majority shareholder                                  156                     51
        Loss on disposal of fixed asset                                               -                    281

        Changes in assets and liabilities:
            Accounts receivable, net                                            (27,693)               (16,757)
            Miscellaneous receivables                                               952                   (213)
            Merchandise inventory                                               (21,951)               (18,578)
            Prepaid expenses and other assets                                      (834)                  (946)
            Accounts payable                                                     10,741                 18,496
            Accrued expenses                                                     (1,300)                 5,479
            Exit charge                                                            (410)                 3,987
                                                                               --------               --------

        Net cash provided by operating activities                                 3,556                 17,040
                                                                               --------               --------

Cash flows from investing activities:

        Purchases of available-for-sale securities                              (12,575)               (19,600)
        Redemptions of available-for-sale securities                              9,575                 18,550
        Purchases of held-to-maturity securities                                (61,919)               (68,746)
        Redemptions of held-to-maturity securities                               66,667                 54,046
        Payments for purchase of property and equipment,
            including construction-in-progress                                  (14,707)                (8,778)
                                                                               --------               --------

        Net cash used in investing activities                                   (12,959)               (24,528)
                                                                               --------               --------

Net decrease in cash                                                             (9,403)                (7,488)

Cash and cash equivalents - beginning of period                                  16,462                 14,216
                                                                               --------               --------

Cash and cash equivalents - end of period                                      $  7,059               $  6,728
                                                                               ========               ========


     The accompanying notes are an integral part of the consolidated financial statements

                    CDW COMPUTER CENTERS, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1.  Description of Business

     CDW Computer Centers, Inc. (the "Company") is engaged in the distribution of brand name personal computers and related products through direct marketing to end users within the United States. The Company's primary business is conducted from a combined telemarketing, corporate office and warehouse and showroom facility located in Vernon Hills, Illinois. The Company also operates a second retail showroom in Chicago, Illinois.

     The Company extends credit to business, governmental and institutional customers under certain circumstances based upon the financial strength of the customer. Such customers are typically granted net 30 day credit terms. The balance of the Company's sales are made primarily through third party credit cards and for cash on delivery.

2.  Summary of Significant Accounting Policies

Basis of Presentation

     The accompanying unaudited financial statements have been prepared in conformity with generally accepted accounting principles. Such principles were applied on a basis consistent with those reflected in the 1996 Annual Report on Form 10-K and documents incorporated therein as filed with the Securities and Exchange Commission. The accompanying financial data should be read in conjunction with the notes to consolidated financial statements contained in the 1996 Annual Report on Form 10-K and documents incorporated therein. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting solely of normal recurring accruals) necessary to present fairly the financial position of the Company as of September 30, 1997 and December 31, 1996, the results of operations for the three and nine months ended September 30, 1997 and 1996, the cash flows for the nine months ended September 30, 1997 and 1996, and the changes in shareholders' equity for the nine months ended September 30, 1997. The unaudited condensed consolidated statements of income for such interim periods are not necessarily indicative of results for the full year.

     The Company has assessed the impact of the recently issued Statements of Financial Accounting Standards Nos. 130 and 131, "Reporting Comprehensive Income" and "Disclosures about Segments of an Enterprise and Related
Information" and believes the requirements of the Statements will have no significant impact its financial statements for the year ended December 31, 1997.

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

Earnings Per Share

     Net income per common and common equivalent share for the three and nine months ended September 30, 1997 and 1996 is calculated using the weighted average number of common and common equivalent shares outstanding during each period. Common equivalent shares of approximately 236,000 and 178,000 for the three and nine months ended September 30, 1997, and 307,000 and 238,000 for the three and nine months ended September 30, 1996, respectively, relate to various incentive stock option plans and are calculated using the treasury stock method.

     In accordance with Statement of Financial Accounting Standard No. 128, "Earnings Per Share" (SFAS 128), the Company will implement the requirements of SFAS 128 within its financial statements for the year ended December 31, 1997. The Company has calculated earnings per share using both the basic and diluted methods, which amounts will not differ materially from earnings per share as currently reported.

     On June 24, 1996, the Board of Directors of the Company announced a three-for-two stock split effected in the form of a stock dividend paid on July 15, 1996 to all common shareholders of record as of July 5, 1996. All per share and related amounts contained in these financial statements and notes have been adjusted to reflect the stock split.


3.  Marketable Securities

     The amortized cost and estimated fair values of the Company's investments in marketable securities at September 30, 1997 were (in thousands):

                                                                                             Gross
                                                                                          Unrealized
                                                                                            Holding
                                                                 Estimated                ----------                 Amortized
                                                                 Fair Value         Gains           (Losses)            Cost
                                                                ------------     ------------     ------------    --------------
Security Type
-------------
Available-for-sale:
  Redemptive tax-exempt preferred stocks                        $      6,000     $        -        $        -       $      6,000
                                                                ----------------------------------------------------------------
Held to maturity:
  U.S. Government and U.S. Government Agency Securities               51,757              -               (24)            51,781
  Bonds of states, municipalities, and political subdivisions            264              -                 -                264
                                                                ----------------------------------------------------------------
  Total held-to-maturity                                              52,021              -               (24)            52,045
                                                                ----------------------------------------------------------------
Total marketable securities                                     $     58,021     $        -         $     (24)       $    58,045
                                                                ================================================================


     The Company's investments in securities held-to-maturity at September 30, 1997 were all due in one year or less by contractual maturity. Estimated fair values of marketable securities are based on quoted market prices.

4.   Contingency

     The Company and its majority shareholder are defendants in a lawsuit filed by a former shareholder. The suit requests actual and punitive damages in an amount that cannot be readily determined. The Company and its majority shareholder believe the suit to be without merit and are vigorously defending against this action. The majority shareholder has agreed to indemnify and reimburse the Company for all damages and expenses, net of tax benefits received by the Company, related to this action. For the three and nine months ended September 30, 1997, the Company and majority shareholder have incurred legal expenses of approximately $170,000 and $253,000, respectively, which have been assumed by the majority shareholder. Although the majority shareholder has agreed to indemnify the Company for all expenses or settlements, if any, in connection with this suit, the Company will continue to record such expenses or settlements, if any, as an expense with an offsetting increase to paid-in capital, net of tax effects.

5.  Relocation

     In June 1996 the Company purchased approximately 27 acres of vacant land in Vernon Hills, Illinois, upon which it constructed a combined telemarketing, warehouse, showroom and corporate office facility. Construction of the Vernon Hills facility was completed in July 1997, at which time the Company relocated to the new facility and vacated the Buffalo Grove facility. The Company recorded a $4.0 million pre-tax non-recurring charge to operating results for exit costs relating to the Buffalo Grove facility in the first quarter of 1996. The exit costs consist primarily of the estimated cost to the Company of subleasing the vacated facility, including holding costs, the estimated costs of restoring the building to its original condition and certain asset write-offs resulting from the relocation. There is no assurance that the $4.0 million charge will be adequate to cover actual costs should the Company's actual experience in subleasing the facility differ from the assumptions used in calculating the exit charge. As a result of the move, the Company incurred moving costs of approximately $300,000 of which $200,000 were charged to operating results in the second quarter and $100,000 in the third quarter of 1997.

     As of September 30, 1997 the Company has incurred approximately $23.9 million of total costs for the new facility, including $6.1 million for land acquisition and $16.8 million for construction, equipment and furnishings. The remaining balance in the construction-in-progress account includes construction of separate internal projects at the new facility, unrelated to the initial construction.

6.    Financing Arrangements

     The Company has an aggregate $30 million available pursuant to unsecured lines of credit with two financial institutions expiring in June, 1998. Borrowings under one of the credit facilities bear interest at the prime rate less 2 1/2%, LIBOR plus 1/2% or the federal funds rate plus 1/2%, as determined by the Company. Borrowings under the second credit facility bear interest at the prime rate less 2 1/2%, LIBOR plus .45% or the federal funds rate plus .45%, as determined by the Company. At September 30, 1997 there were no borrowings against either of the credit facilities.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the Company's unaudited condensed consolidated financial statements and the notes thereto included elsewhere herein.

RESULTS OF OPERATIONS
     The following table sets forth financial information derived from the Company's statements of income expressed as a percentage of net sales, and certain operating statistics. The financial information for the nine months ended September 30, 1997 and 1996 is presented on a pro forma basis to exclude the exit charge and related impact on the executive incentive bonus pool, net of tax effects.

FINANCIAL INFORMATION                                           Percentage of Net Sales
                                                                -----------------------
                                        Three Months Ended September 30,          Nine Months Ended September 30,
                                        --------------------------------          -------------------------------
                                             1997             1996                    1997             1996
                                           --------         --------                --------         --------
                                                                                           (Pro Forma)
Net sales                                   100.0 %          100.0 %                 100.0 %          100.0 %
Cost of sales                                86.7             86.9                    86.5             86.8
                                             ----             ----                    ----             ----
Gross profit                                 13.3             13.1                    13.5             13.2
Selling and administrative expenses           7.0              6.7                     7.1              7.2
                                              ---              ---                     ---              ---
Income from operations                        6.3              6.4                     6.4              6.0
Other income, net                             0.4              0.3                     0.3              0.4
                                              ---              ---                     ---              ---
Income before income taxes                    6.7              6.7                     6.7              6.4
Income tax provision                          2.7              2.7                     2.6              2.5
                                              ---              ---                     ---              ---
Net income                                    4.0 %            4.0 %                   4.1 %            3.9 %
                                              ===              ===                     ===              ===


OPERATING STATISTICS                                      Three Months Ended                    Nine Months Ended
                                                             September 30,                        September 30,
                                                       ------------------------              ------------------------
                                                           1997            1996                  1997            1996
                                                           ----            ----                  ----            ----
Number of orders shipped (000's)                            440             342                 1,310             944
Average order size                                     $    736        $    702              $    707        $    705
Customers serviced (000's)                                  184             161                   443             358
Number of account managers, end of period                   336             267                   336             267
Inventory turns                                              20              20                    20              21


     The following table presents net sales by product line as a percentage of total net sales for each of the periods noted. Product mix is based upon internal product code classifications and is retroactively adjusted for the addition of new categories but not for changes in individual product categorization.

PRODUCT MIX                  Three Months Ended           Nine Months Ended
                               September 30,                September 30,
                           ------------------------    ------------------------
                               1997        1996             1997        1996
                               ----        ----             ----        ----
Notebooks & Laptops            26.2 %      27.5 %           25.8 %      26.7 %
Desktop Computers              12.8        10.6             12.8        11.3
Software                       12.2        12.2             12.6        12.1
Printers                       12.2        11.2             11.8        11.4
Data Storage Devices           10.4        10.6             10.4         9.5
Video                           7.5         7.3              7.7         7.4
Add-On Boards/Memory            4.9         5.1              4.8         6.1
Network Products                4.6         4.3              4.5         4.2
Communications                  3.9         5.3              4.1         5.7
Input Devices                   2.9         3.4              3.0         2.6
Multi-Media                     1.9         2.1              2.0         1.7
Other Accessories               0.5         0.4              0.5         1.3
                                ---         ---              ---         ---
Total                         100.0  %    100.0  %         100.0  %    100.0  %
                             ======      ======           ======      ======


Three months ended September 30, 1997 compared with three months ended September 30, 1996

     Net sales were $323.9 million for the three months ended September 30, 1997 compared with $240.3 million for the three months ended September 30, 1996, an increase of $83.6 million or 34.8%. Average order size increased approximately 5% to $736 from $702 in the third quarter of 1996. The growth in net sales is primarily attributable to higher order volume resulting from the expansion of marketing efforts, new product offerings, an increase in the number of customers serviced and an increase in the number of account managers. Lower manufacturer pricing levels and expanded product features in notebook computers resulted in a shift within the notebook and laptop product category to lower priced models. Selling prices on many models of notebook and desktop computers decreased from previous periods, contributing to desktop and notebook computer unit volume growth of 78% and 60%, respectively, from the third quarter of 1996. Any reduction in the quantities of notebook and desktop computers available to the Company from the manufacturers producing these items could have an adverse effect on future sales.

     Gross profit increased as a percentage of net sales to 13.3% for the three months ended September 30, 1997, compared with 13.1% for the three months ended September 30, 1996. The increase in gross profit as a percentage of net sales is primarily due to the expansion of selling margin on certain product lines resulting from vendor support programs, opportunistic purchases and pricing strategies. Many of the vendor support programs are dependent on achieving certain goals and objectives. Actual gross profit achieved may vary on a quarterly basis due to changes in vendor support programs, product mix, pricing strategies, market conditions and other factors. As a result, there is no certainty that the Company will be able to sustain gross profit as a percentage of net sales at the levels achieved in recent quarters.

     The Company ships a substantial quantity of its products to customers via the United Parcel Service ("UPS"). As a result of the strike by UPS workers from August 4 through August 22, 1997, the Company was not able to use UPS for shipments to its customers. Additionally, catalog mailings were delayed due to the capacity constraints placed on the postal service during the period of the UPS strike. In an attempt to mitigate the disruption to customer service, the Company absorbed all direct incremental shipping costs resulting from utilizing alternate shipping carriers during the strike. Although the precise impact is not determinable, the Company estimates that the strike resulted in approximately $3.0 million to $5.0 million in lost sales and approximately $300,000 in direct incremental costs. The Company estimates the impact of the UPS strike to be a reduction in earnings per share of approximately $0.01 to $0.02.

     Selling and administrative expenses, which include net advertising expense, the executive incentive bonus pool, shareholder legal and other selling administrative expenses, increased to 7.0% of net sales in the third quarter versus 6.8% in the third quarter of 1996.

     Net advertising expense increased as a percentage of net sales to 1.3% from 0.6% for the three months ended September 30, 1997 and 1996, respectively. Gross advertising expense increased to 3.5% of net sales for the three months ended September 30, 1997 versus 2.8% for the three months ended September 30, 1996 due to expanded catalog circulation and national advertising pages combined with new marketing initiatives. Although cooperative advertising reimbursements increased 33% over the prior year, the recovery rate as a percentage of gross advertising expenses decreased to 63% from 80% in the same period of 1996. The decrease in the reimbursement rate was primarily due to the implementation of certain marketing activities which are not eligible for cooperative reimbursement. The cooperative advertising reimbursement rate may fluctuate as a percentage of gross advertising spending in future quarters depending on the level of vendor participation achieved and collection experience. Based upon the Company's current plans, future levels of net advertising expense as a percentage of net sales are likely to be relatively consistent with or higher than the level achieved in the third quarter of 1997. The statement concerning future advertising expense is a forward looking statement that involves certain risks and uncertainties including the ability to identify and implement cost effective incremental advertising and marketing programs as well as the continued participation of vendors in the cooperative advertising reimbursement program.

     The executive incentive bonus pool, which pursuant to existing plans is based upon 20% of the year over year increase in income from operations, decreased to $862,000 and 0.27% as a percentage of net sales for the three months ended September 30, 1997 from $1.7 million and 0.70% of sales in 1996.

     Legal costs incurred by the majority shareholder for the three months ended September 30, 1997 and 1996, in connection with the lawsuit filed by a former shareholder were $170,000 and $30,000, respectively. Although the majority shareholder has agreed to indemnify the Company for all expenses or settlements, if any, incurred in connection with this suit, the Company will continue to record such expenses or settlements, if any, as an expense with an offsetting increase to paid-in capital, net of tax effects.

     Other selling and administrative costs decreased to 5.4% of net sales in the three months ended September 30, 1997 from 5.5% in the prior year period as increased occupancy costs were offset by improved productivity and other cost control measures.

     Interest income totaled $1.2 million for the three months ended September 30, 1997 compared with $895,000 for the three months ended September 30, 1996. The increase is due to higher interest rates combined with higher levels of cash available for investment resulting from cash generated from operations, including the tax benefit from stock option and restricted stock transactions in the first quarter of 1997, offset by funds utilized for construction of the Vernon Hills facility.

     The effective income tax rate, expressed as a percentage of income before income taxes, decreased to 39.7% for the three months ended September 30, 1997 from 40.0% for the three months ended September 30, 1996. The effective income tax rate for the third quarter of 1997 is consistent with the effective tax rate of 39.5% for the full year 1996.

     Net income for the three months ended September 30, 1997 was $13.0 million, a 34.3% increase over $9.7 million for the three months ended September 30, 1996. Net income per share of $0.60 for the three months ended September 30, 1997 increased 36.4% from $0.44 in the same period of 1996. All per share and related amounts have been adjusted to reflect the three-for-two stock split effected in the form of a stock dividend paid on July 15, 1996.


Nine months ended September 30, 1997 compared with the nine months ended September 30, 1996

     Net sales were $926.2 million for the nine months ended September 30, 1997 compared with $665.7 million for the nine months ended September 30, 1996, an increase of $260.5 million or 39.1%. Average order size for the first nine months remained relatively flat at $707 in 1997 compared with $705 for the corresponding period of the previous year. The growth in net sales is primarily attributable to higher sales volume resulting from the expansion of marketing efforts, new product offerings, an increase in the number of customers serviced and an increase in the number of account managers. Lower manufacturer pricing levels and expanded product features in notebook resulted in a shift within the notebook and laptop product category to lower priced models. Selling prices on many models of notebook and desktop computers decreased from previous periods, contributing to desktop and notebook computer unit volume growth of 80% and 66%, respectively, from the first nine months of 1996. Any reduction in the quantities of notebook and desktop computers available to the Company from the manufacturers producing these items could have an adverse effect on future sales.

     Gross profit increased as a percentage of net sales to 13.5% for the nine months ended September 30, 1997, compared with 13.2% for the nine months ended September 30, 1996. The increase in gross profit as a percentage of net sales is primarily due to the expansion of selling margin on certain product lines resulting from vendor support programs, opportunistic purchases and pricing strategies. Many of the vendor support programs are dependent on achieving certain goals and objectives. Actual gross profit achieved may vary on a quarterly basis due to changes in vendor support programs, product mix, pricing strategies, market conditions and other factors. As a result, there is no certainty that the Company will be able to sustain gross profit as a percentage of net sales at the levels achieved in recent quarters.

     Selling and administrative expenses, excluding the impact of the exit charge and its related impact on the executive incentive bonus pool, decreased to 7.1% of net sales for the nine months ended September 30, 1997 from 7.2% for the nine months ended September 30, 1996.

     Net advertising expense as a percentage of net sales increased from the prior year to 1.3% of net sales in the nine months ended September 30, 1997 compared with 1.0% in 1996. Gross advertising expense increased to 3.5% of net sales for the nine months ended September 30, 1997 versus 3.1% for the nine months ended September 30, 1996 due to expanded catalog circulation and national advertising pages combined with new marketing initiatives. Although total cooperative advertising reimbursements increased 44% over the prior year, the recovery rate as a percentage of gross advertising expenses decreased to 62% of gross advertising expenditures in the first nine months of 1997 from 68% in the same period of 1996. The decrease in the reimbursement rate was primarily due to the implementation of certain marketing activities which are not eligible for cooperative reimbursement. The cooperative advertising reimbursement rate may fluctuate as a percentage of gross advertising spending in future quarters depending on the level of vendor participation achieved and collection experience. Based upon the Company's current plans, future levels of net advertising expense as a percentage of net sales are likely to be relatively consistent with or higher than the level achieved in the first nine months of 1997. The statement concerning future advertising expense is a forward looking statement that involves certain risks and uncertainties including the ability to identify and implement cost effective incremental advertising and marketing programs as well as the continued participation of vendors in the cooperative advertising reimbursement program.

     The executive incentive bonus pool, which pursuant to existing plans is based upon 20% of the year over year increase in income from operations, was $4.6 million and $3.3 million for the nine months ended September 30, 1997 and 1996, respectively, and is included within selling and administrative expenses. The impact of the $4.0 million exit charge was to reduce the executive incentive bonus pool by $800,000 in the first quarter of 1996 and effectively increase it by $800,000 in the first quarter of 1997. Thus, the executive incentive bonus pool, on a pro forma basis to exclude the impact of the exit charge in both periods, was $3.8 million and $4.1 million for the nine months ended September 30, 1997 and 1996, respectively.


     Legal costs incurred by the majority shareholder for the nine months ended September 30, 1997 and 1996, in connection with the lawsuit filed by a former shareholder were $253,000 and $85,000, respectively. Although the majority shareholder has agreed to indemnify the Company for all expenses or settlements, if any, incurred in connection with this suit, the Company will continue to record such expenses or settlements, if any, as an expense with an offsetting increase to paid-in capital, net of tax effects.

     Other selling and administrative costs decreased to 5.3% of net sales in the nine months ended September 30, 1997 from 5.6% in the prior year period as increased occupancy costs and moving costs were offset by improved productivity and other cost control measures.

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

     Interest income totaled $3.2 million for the nine months ended September 30, 1997 compared with $2.6 million for the nine months ended September 30, 1996. The increase is due to higher interest rates combined with higher levels of cash available for investment resulting from cash generated from operations, including the tax benefit from stock option and restricted stock transactions in the first quarter of 1997, offset by funds utilized for construction of the Vernon Hills facility.

     The effective income tax rate, expressed as a percentage of income before income taxes, increased to 39.7% for the nine months ended September 30, 1997 from 39.3% for the nine months ended September 30, 1996. The effective income tax rate for the first nine months is consistent with the effective tax rate of 39.5% for the full year 1996.

      Net income for the nine months ended September 30, 1997 was $37.1 million, a 56.3% increase over $23.7 million for the nine months ended September 30, 1996. Net income per share of $1.71 for the nine months ended September 30, 1997 increased 56.9% from $1.09 in the same period of 1996. Pro forma net income and net income per share, excluding the impact of the exit charge and its related impact on the executive incentive bonus pool, were $37.5 million and $1.73, representing an increase of 46.4% and 46.6%, respectively, over the first nine months of 1996. All per share and related amounts have been adjusted to reflect the three-for-two stock split effected in the form of a stock dividend paid on July 15, 1996.


LIQUIDITY AND CAPITAL RESOURCES

Working Capital

     The  Company  has   historically   financed  its   operations  and  capital
expenditures primarily through cash flow from operations, short-term borrowings and public offerings of common stock.

     At September 30, 1997, the Company had cash, cash equivalents and marketable securities of $65.1 million and working capital of $153.3 million, representing a decrease of $9.8 million in cash, cash equivalents and marketable securities and an increase of $29.7 million in working capital from December 31, 1996.

     As of  September  30,  1997 the  Company  had an  aggregate  $30.0  million
available   pursuant  to  unsecured   credit   facilities   with  two  financial
institutions expiring in June, 1998. Borrowings under one of the credit facilities bear interest at the prime rate less 2 1/2%, LIBOR plus 1/2% or the federal funds rate plus 1/2%, as determined by the Company. Borrowings under the second credit facility bear interest at the prime rate less 2 1/2%, LIBOR plus
 .45% or the federal funds rate plus .45%, as determined by the Company. At September 30, 1997 there were no borrowings against either of the credit facilities.

     The Company's current primary and anticipated use of cash is to fund the growth in working capital and capital expenditures. The Company believes that the funds held in cash, cash equivalents and marketable securities, and funds available under the credit facilities will be sufficient to fund the Company's working capital and cash requirements at least through September 30, 1998.


Cash flows for the nine months ended September 30, 1997

     Net cash provided by operating activities for the nine months ended September 30, 1997 was $3.6 million. The primary factors which historically affect the Company's cash flows from operations are accounts receivable, merchandise inventory and accounts payable. The increase in accounts receivable resulted from increased sales volume, an increase in the percentage of net sales generated from open credit terms to business customers and a change in the Company's credit terms during June 1997 to net 30 days from net 10 days. Inventory turns decreased to 20.4 annualized turns for the nine months ended September 30, 1997 from 21.0 annualized turns for the nine months ended September 30, 1996. The increase in accounts payable reflects timing of payments to vendors at the end of the respective periods. Prepaid expenses and other current assets increased $834,000 to approximately $1.7 million as of September 30, 1997 and are primarily composed of paper purchased for future catalogs, prepaid income taxes and prepaid insurance premiums.

    Cash provided by operating activities for the first nine months of 1997 was positively impacted by a $5.8 million tax benefit recorded to paid-in capital, relating to the exercise and vesting of shares pursuant to the MPK Stock Option Plan and the MPK Restricted Stock Plan in February 1997.

     Net cash used in investing activities for the nine months ended September 30, 1997 was $13.0, including approximately $14.7 million used for capital expenditures. The capital expenditures made by the Company were primarily related to the new facility.

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

     On June 14, 1996, the District Court granted the defendant's motion to dismiss the Amended Complaint, with prejudice, on the grounds that the federal cause of action was barred by the statute of limitations and the District Court did not have jurisdiction over the pendant state law claims. The Plaintiff filed an appeal of the District Court decision to the United States Court of Appeals for the Seventh Circuit. On May 14, 1997, the Court of Appeals heard oral argument on Plaintiff's appeal. On July 28, 1997, the Court of Appeals reversed the District Court's ruling and remanded the matter back to the District Court for further proceedings. The Court of Appeals held, among other things, that the District Court improperly granted the motion to dismiss the Amended Complaint because it based its decision on inferences of fact inappropriate at this stage of the proceedings. The parties are currently awaiting the assignment of the case to a District Court Judge. The Company anticipates the case will be assigned during the last quarter of 1997.

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

ITEM 6.  Exhibits and Reports on Form 8-K

   (a)   Exhibits

         There were no exhibits for the three months ended September 30, 1997.


   (b)   Reports on Form 8-K:

         There were no reports on Form 8-K filed for the nine months ended September 30, 1997.

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


     Date       November 7, 1997                  /s/ Harry J. Harczak, Jr.
               -----------------                  ----------------------------
                                                  Harry J. Harczak, Jr.
                                                  Chief Financial Officer

     Date       November 7, 1997                  /s/ Daniel F. Callen
               -----------------                  -----------------------------
                                                  Daniel F. Callen
                                                  Chief Accounting Officer