Form 10-K
period 1997-12-31
CDW COMPUTER CENTERS INC
filed 1998-03-20
CIK 899171

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

 X       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---      EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

--- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____________
         TO _____________

                    COMMISSION FILE NUMBER     0-21796

                         CDW COMPUTER CENTERS, INC.
           (Exact name of registrant as specified in its charter)

                ILLINOIS                                   36-3310735
      (State or other jurisdiction of                   (I.R.S. Employer
       incorporation or organization)                  Identification No.)

           200 N. MILWAUKEE AVE.,
           VERNON HILLS, ILLINOIS                           60061
  (Address of principal executive offices)                (Zip Code)

     Registrant's telephone number, including area code : (847) 465-6000
     -------------------------------------------------------------------
           Securities registered pursuant to Section 12(b) of the Act :

  Title of each class                Name of each exchange on which registered
  -------------------                -----------------------------------------
        None                                           N/A

       Securities  registered  pursuant to Section 12 (g) of the Act :
                               Common Stock
                               ------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. YES   X    NO
                                       -----    -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the
best  of  the  registrant's   knowledge,  in  definitive  proxy  or  information
statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. X
                            -----

The aggregate market value of the Common Stock held by non-affiliates as of March 18, 1998 was approximately $550 million, based upon the market price per share of $57.91.

As of March 18, 1998, the registrant had 21,524,984 shares of Common Stock, $0.01 par value, outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE


Portions of the following documents are incorporated by reference into the parts of this Form 10-K designated to the right of the document listed.

INCORPORATED DOCUMENT                         LOCATION IN FORM 10-K
---------------------                         ---------------------

1997 Definitive Proxy Statement, to be        Part III, Items 10, 11, 12 and 13
filed pursuant to Regulation 14 A not
later than April 30, 1998.

An Index to Exhibits appears at pages         Part IV, Item 14
19 - 20 herein

                           CDW COMPUTER CENTERS, INC.
                          1997 FORM 10-K ANNUAL REPORT
                      FOR THE YEAR ENDED DECEMBER 31, 1997
                                      INDEX


                                     PART I                     10-K Page No.
                                     ------                     -------------

Item 1.        Business . . . . . . . . . . . . . . . . . . . . . . . . .  1

Item 2.        Properties .  .  . . . . . . . . . . . . . . . . . . . . .  8

Item 3.        Legal Proceedings  . . . . . . . . . . . . . . . . . . . .  8

Item 4.        Submission of Matters to a Vote of Security Holders. . . .  9


                                     PART II
                                     -------

Item 5.        Market for Registrant's Common Equity and Related
               Stockholder Matters  . . . . . . . . . . . . . . . . . . . 10

Item 6.        Selected  Financial  Data  . . . . . . . . . . . . . . . . 11

Item 7.        Management's Discussion and Analysis of Financial
               Condition and Results of  Operations . . . . . . . . . . . 12

Item 8.        Financial Statements and Supplementary Data  . . . . . . . 18

Item 9.        Changes in and Disagreements with Accountants
               on Accounting and Financial Disclosure . . . . . . . . . . 18


                                    PART III
                                    --------

Item 10.       Directors and Executive Officers of the Registrant . . . . 18

Item 11.       Executive Compensation . . . . . . . . . . . . . . . . . . 19

Item 12.       Security Ownership of Certain Beneficial Owners
               and Management . . . . . . . . . . . . . . . . . . . . . . 19

Item 13.       Certain Relationships and Related Transactions . . . . . . 19


                                     PART IV
                                     -------

Item 14.       Exhibits, Financial Statement Schedule and Reports
               on Form 8-K  . . . . . . . . . . . . . . . . . . . . . . . 19

Signatures      .  .  . . . . . . . . . . . . . . . . . . . . . . . . . . 22

                                     PART I
ITEM 1.  BUSINESS.

GENERAL

     CDW Computer Centers, Inc. (sometimes referred to herein as "CDW") is a leading direct marketer of over 30,000 microcomputer products, primarily to business, government, educational, institutional and home office users in the United States. The Company sells a broad range of name-brand microcomputer products, including hardware and peripherals, software, networking/communication products and accessories through knowledgeable telemarketing account executives. Sales of products that utilize, or are compatible with, Microsoft Windows 95/Windows/Windows NT/MS-DOS operating platforms account for substantially all of the Company's net sales. The Company offers popular brand name microcomputer products from Apple, Compaq, Canon, Epson, Hewlett-Packard, IBM, Intel, Lotus, Microsoft, NEC, Novell, Toshiba and 3Com, among others. The Company's high volume, cost-efficient operation supported by its proprietary information technology systems, enables it to offer these products at discounted prices.

     The Company directs its marketing efforts toward current and prospective customers with a particular focus on business, government, educational, institutional and home office users. The Company believes that these entities and persons have a high level of product knowledge and are most likely to purchase sophisticated systems and products through its direct marketing format. The Company markets to prospective customers through its catalog and other direct mailing programs, through national advertising in computer magazines and through electronic commerce via the Internet. During the year ended December 31, 1997, the Company serviced approximately 575,000 customers. The Company continues to focus on generating repeat sales from existing customers while attracting sales from new customers. The Company has consistently maintained a high annual rate of repeat purchases from current customers by offering excellent customer service and competitive pricing on a broad range of microcomputer products. The Company enhances repeat purchases by offering add-on and replacement products through its experienced telemarketing account managers who are knowledgeable about a customer's needs, and by enhancing product offerings such as networking products through targeted catalogs to such users.

THE MICROCOMPUTER PRODUCTS INDUSTRY EVOLUTION

     The microcomputer industry has evolved as a result of, among other things, the development of new technologies that have been translated by manufacturers into new products and applications. The Company has been and will continue to be dependent on the continued development of new technologies and products by its vendors, as well as the acceptance of such technologies and new products by end-users. A decrease in the rate of development of new technologies and new products by manufacturers, or the lack of acceptance of such technologies and products by end-users, could have a material adverse effect on the Company's growth prospects and results of operations.

     The sophistication and value consciousness of the Company's customer base, combined with the evolution of industry standards for microcomputers, has also resulted in heightened end-user interest in and acceptance of microcomputers, peripherals and software which use the Microsoft operating platform and are manufactured by high quality manufacturers. In addition, the intense competition among manufacturers has generally reduced prices and increased the number of microcomputers and related products being used by businesses and sold by direct marketing organizations such as CDW. The Company believes that its direct marketing format, which promotes the sale of high quality, brand name products at competitive prices, is well suited to serve an increasingly sophisticated and value conscious customer base.

COMPETITION

     The microcomputer products industry is highly competitive. The Company competes with a large number and variety of resellers of microcomputer and related products. In the hardware category, the Company competes with traditional microcomputer retailers, computer superstores, consumer electronic and office supply superstores, mass merchandisers, national direct marketers and value-added resellers. In the software and accessories categories, the Company generally competes with these same resellers as well as specialty retailers and resellers. Certain national computer resellers also have established or acquired their own direct marketing operations. In addition, as a result of improving technology, certain software manufacturers have developed and may continue to develop sales methods that allow customers to download software programs and packages directly onto the customer's system through the use of modem telecommunications. The Company also competes with distributors and manufacturers that sell hardware and software directly to certain customers.
Several of the Company's current and potential competitors are larger and have substantially greater resources than the Company. Additionally, several competitors in the direct marketing industry have raised capital in the public markets through initial and subsequent public offerings. The increased visibility of these companies and their access to the capital markets may improve their market position and their ability to compete with the Company. The Company believes that competition may increase in the future, which could require the Company to reduce prices, increase advertising expenditures or take other actions which may have an adverse effect on the Company's operating results.

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

     Breadth and Depth of Selection. The Company offers over 30,000 products, providing its customers with the convenience of one-stop shopping for their microcomputer-related needs. The Company carries brand name products and regularly reviews and modifies its mix of product offerings.

     Competitive Pricing. The Company believes that its high volume, cost-efficient direct marketing format allows it to maintain a pricing advantage over many other microcomputer product resellers. The Company utilizes a pricing model which allows it to efficiently pass on pricing changes as they occur and provide its customers with the lowest possible price.

     Marketing and Advertising. The Company uses telemarketing account managers to respond to customer inquiries generated by direct marketing in personal computer magazines, periodic catalog mailings and Internet marketing activities. In addition to its direct marketing efforts, the Company uses certain other sales strategies to expand and enhance its base of active customers. The Company's sales function is organized to support customers requiring unique service levels or product lines.

     Customer Service and Technical Support. The Company employs a trained technical staff that is available by telephone to assist the customer should technical problems occur in order to reduce product returns and increase customer satisfaction. The Company believes that its commitment to service at the time of sale and after the purchase maximizes sales and encourages repeat customers.

     Information Technology. The Company uses proprietary, real-time information technology systems which centralize management of key functions and generate daily operating control reports enabling management to identify and respond quickly to internal changes and trends in the industry and to provide high levels of customer satisfaction.

     Effective Inventory Control. The Company's management information systems, "just-in-time" purchasing system, RF-based cycle counting system and use of vendor stock balancing and price protection programs allow it to minimize its investment in inventory, reduce inventory discrepancies and the risk of obsolescence while meeting customer needs. These systems resulted in the Company achieving approximately 21 inventory turns during 1997.

     High Quality Personnel. The Company strives to attract, retain and motivate high quality personnel and provides its employees with financial incentives designed to maximize performance and productivity. The Company and Mr. Krasny have instituted short-term incentive programs and stock-based compensation programs to reward and motivate all of the Company's coworkers.

MERCHANDISE

     The Company offers over 30,000 microcomputer products including hardware and peripherals, software, networking and communication products and accessories for use with microcomputers based on a variety of operating platforms. The Company's just-in-time purchasing system and aggressive inventory management allows it to limit its on-hand inventory to approximately 8,500 products and ship orders generally on a same-day basis.


     The following is a listing of selected product manufacturers by product category :

   PRODUCT CATEGORIES                      SELECTED PRODUCT MANUFACTURERS
   ------------------                      ------------------------------

HARDWARE AND PERIPHERALS
INCLUDING:
Notebook and Laptop Computers      Admor               Kingston        Simple
Desktop Computers and Servers      Canon               Lexmark         Sony
Printers                           Compaq              Magnavox        Supra
Data Storage Devices               Epson               Megahertz       Syquest
Video Products                     Hayes               Microtek        Umax
Add-on Boards/Memory               Hewlett-Packard     NEC             Viewsonic
Input Devices                      IBM                 Okidata         Visiontek
Multi-Media                        Iomega              Quantum
                                   Keytronics          Seagate

SOFTWARE                           Adobe               Microsoft
                                   Corel               Symantec
                                   Lotus

NET/COMM PRODUCTS                  Bay-Netgear         SMC
                                   Cisco               US Robotics
                                   Novell              3Com

OTHER ACCESSORIES                  Logitech            Sony
                                   Maxell              TDK
                                   Memorex             3M

     The Company continually seeks to expand and improve its relationships with manufacturers as well as increase the number of products which it is authorized to sell. During 1997, the Company was successful in obtaining initial authorization and subsequently increasing the number of products it is authorized to sell from Hewlett-Packard. In addition, the Company expanded its relationship and obtained authorization to purchase products directly from Compaq.

     The Company offers approximately 8,000 different software packages in the business and personal productivity, utility and language, educational and entertainment categories. The Company also offers a broad range of microcomputer accessories, including computer-related items and supplies such as diskettes, printer products, pointing devices, digital cameras and connectors.

PURCHASING AND VENDOR SELECTION; INVENTORY MANAGEMENT

     The Company believes that effective purchasing is a key element of its business strategy of providing name brand products at competitive prices. The Company's purchasing staff works to identify reliable high quality suppliers of products, then actively negotiates to decrease the Company's cost and expand vendor support programs, permitting the Company to improve the competitiveness of selling prices of its products. The Company seeks to establish strong relationships with its vendors, and employs a policy of paying vendors within terms stated and taking advantage of all appropriate discounts.

     During 1997, CDW purchased approximately 52 % of its merchandise from distributors and aggregators and the balance direct from manufacturers, all of which ship directly to the Company's distribution facility. The Company is generally authorized by manufacturers to sell via direct marketing all or selected products offered by the manufacturer. The Company's authorization with each manufacturer provides for certain terms and conditions, which may include one or more of the following: product return privileges, price protection policies, purchase discounts and vendor support programs, such as purchase/sales rebates and cooperative advertising reimbursements. The Company's business and results of operations may be adversely affected if the terms and conditions of the Company's authorizations were significantly modified or if certain products become unavailable to the Company, whether such unavailability is because the manufacturer terminates the Company's authorization or the product is subject to allocation or otherwise. Vendor support programs are at the discretion of the manufacturers and usually require achieving a specified sales volume or growth rate to qualify for all, or some of the incentive program. In addition, the relocation of key distributors utilized in the Company's just-in-time purchasing model could adversely impact the Company's results of operations. For the year ended December 31, 1997, Ingram Micro/Ingram Alliance was the only vendor from whom purchases exceeded 10.0% of total purchases. Additionally, Compaq, Toshiba and Hewlett Packard products each comprise more than 10.0% of total Company sales. The loss of any of these vendors or any other key vendors could have an adverse effect on the Company.

     The Company believes that the Chicago metropolitan area is an excellent location for its business as it is centrally located for purposes of shipping products throughout the United States and provides quick access to manufacturers and same day access to its principal distributors and aggregators, including Ingram Micro/Ingram Alliance, Tech Data, and Micro United. Although brand names and individual products are important to the Company's business, the Company believes that competitive sources of supply are available in substantially all of the merchandise categories the Company carries.

     CDW also applies its proprietary information technology systems to the task of managing its inventory. At December 31, 1997, the Company maintained an investment in inventory of approximately $62 million with approximately $662,000 of inventory on hand over 90 days old. The Company turned its inventory approximately 21 times during 1997.

MARKETING AND ADVERTISING ACTIVITIES

     The Company utilizes a variety of advertising and marketing media to attract and retain customers, including national advertising in computer related publications, catalogs and certain other direct marketing activities, as well as electronic marketing via the Internet. Due to its relationships with its product suppliers and others, a substantial portion of its advertising and marketing expenses are reimbursed through cooperative advertising reimbursement programs. These cooperative advertising programs are at the discretion of the Company's vendors, and are typically tied to certain purchasing volumes and other commitments required by the Company. The Company's approach to its marketing and advertising activities is proprietary in nature, as is its strategy in managing its files of current, prior and prospective customers. In order to measure the effectiveness of its marketing activities, the Company tracks responses to its various efforts by a variety of means. This information is used to further refine its strategy and develop more effective programs in the future.

     The Company has an established Internet web site, known as www.cdw.com, in order to capitalize on the growing interest and opportunity created by electronic commerce. The web site includes many advanced features to attract new customers and produce sales, including on-line ordering, product specifications, product availability and pricing. In addition, the Company has, through its excellent relations with vendors, arranged for links between vendors' web sites and the Company's. The Company believes the website provides information and convenience for its customers, while also serving as another source for new customers.

SALES ACTIVITIES AND ORDER FULFILLMENT

     The Company's success is due in part to the strength of its account managers who respond to customer telephone inquiries generated by the Company's advertising and marketing efforts, and contact customers. The Company's account managers are trained in Company systems and philosophies, are product knowledgeable and motivated to maximize sales and provide high levels of customer service. CDW seeks to build customer relations by assigning each customer to the account manager who first services the customer. Upon subsequent calls to CDW, the customer is directed to their account manager for assistance. In the spirit of teamwork, account managers are encouraged to cooperate and work together to maximize sales and customer satisfaction.

     Each catalog and advertisement distributed by the Company bears a toll-free number to be used by customers in phoning CDW to place a product order. Telephone calls are answered by account managers who utilize on-line computer terminals to retrieve information regarding product characteristics, cost and availability and to enter customer orders. Account managers enter orders on-line into a computerized order fulfillment system which updates the Company's customer purchase history. Computer processing of orders is performed immediately following the placement of the order and upon receipt of credit approval. The Company ships most credit approved orders received by 9:00 p.m., exclusive of orders for products not in stock or subject to allocation by the manufacturer, on the day the order was received. Orders are shipped by United Parcel Service, Fed Ex, Airborne Express, U.S. Mail, Common Carrier or any other acceptable manner requested by the customer. The Company charges customers for shipping but may offer promotional shipping programs from time to time. The average order size for the years ended December 31, 1997 and 1996, respectively, was $704.

     CDW account managers are generally compensated pursuant to a commission schedule based upon the gross profit generated by them. CDW account managers have the authority to negotiate and adjust prices for products, provided that the account manager sells the product at a price which meets established management guidelines. The Company's account managers have the opportunity to achieve relatively high compensation levels and have historically shown increased productivity as training and experience levels increase.

CUSTOMERS AND MARKETING

     CDW currently maintains a database of over 2.3 million active and prospective names of which approximately 575,000 were serviced by the Company in 1997. The Company believes that its customers consist principally of businesses, government institutions and home business users, which tend to purchase higher-end equipment. For the year ended December 31, 1997, sales to business, government and institutional customers accounted for approximately 82% of the Company's net sales, although consumers account for a greater proportion of the total names on the Company's database.

     CDW's customers are located principally throughout the United States. In 1997, approximately 21% of the Company's net sales were generated by sales to Illinois residents, approximately 30% were generated to residents of the eastern United States, approximately 16% were generated by sales to residents of the southern United States, approximately 17% were generated by sales to residents of the western United States and approximately 15 % were generated by sales to residents of the Midwestern United States (other than Illinois). In addition, approximately 1% were sold to customers outside the United States.

CUSTOMER SERVICE AND TECHNICAL SUPPORT

     CDW has developed a proprietary customer service tracking system to ensure that customer initiated service requests are responded to rapidly. As an added service to customers, the Company offers a configuration service which permits customers to add accessories, load software or request a custom setup of systems purchased from the Company. The Company employs a technical staff that is trained and maintains the highest levels of professional certification from manufacturers including that of "Novell Certified Network Engineer" and "Certified Microsoft Engineer". The Company's trained technical support personnel are available by telephone to assist the customer with technical problems or questions in order to reduce product returns and increase customer satisfaction.

INFORMATION TECHNOLOGY SYSTEMS

     CDW has installed and operates customized information technology systems based upon an IBM AS/400, Novell, Microsoft NT and other platforms. Collectively, these systems allow for centralized management of key functions, including inventory and accounts receivable management, purchasing, sales and distribution, and the preparation of daily operating control reports which provide concise and timely information regarding key aspects of the business. The Company's proprietary information technology systems enable the Company to enhance its productivity, ship customer orders on a same-day basis, respond quickly to changes in its industry and provide high levels of customer service.

     The Company's success is dependent on the accuracy and proper utilization of its information technology systems, including its telephone systems. The Company's ability to manage its inventory and accounts receivable collections; to purchase, sell and ship its products efficiently and on a timely basis; and to maintain its cost-efficient operation is dependent upon the quality and utilization of the information generated by its information technology systems. In that regard, the Company anticipates that it will, from time to time, require software and hardware upgrades for its present information technology systems. In addition, the ability of the Company to adapt its systems to changes in the competitive environment or to take advantage of addition automation is dependent upon its ability to recruit and retain qualified IT professionals. If the Company were unable to develop or purchase future enhancements to its information technology hardware or software, the Company's operating results could be adversely affected. See Management's Discussion and Analysis for information regarding the impact of the Year 2000 issue on the Company's business.

PERSONNEL AND TRAINING

     At December 31, 1997, the Company employed 986 persons, including 970 employed full-time and 16 employed part-time. Of these, 941 were employed at the Company's headquarters in Vernon Hills, Illinois while 45 were employed at the Company's retail showroom in Chicago, Illinois. The Company considers its coworker relations to be excellent. The Company's level of net sales per coworker increased approximately 2% to $1.49 million for the year ended December 31, 1997 vs. $1.46 million for the year ended December 31, 1996. No coworkers are covered by collective bargaining agreements.

     CDW emphasizes the recruiting and training of high quality personnel and, to the extent possible, promotes people to positions of increased responsibility from within the Company. Each coworker initially receives training appropriate for his or her position and a complete CDW orientation. This is followed by varying levels of training in information technology. New account managers participate in an intensive four-week long classroom training program known as "CDW University," followed by hands-on, face-to-face showroom training during which time they are introduced to the Company's philosophy, systems, and products and services. Training for specific product lines and continuing education programs for all account managers are conducted on an ongoing basis, supplemented by vendor sponsored training programs for all account managers and technical support personnel.

INCENTIVE AND REGULAR COMPENSATION ARRANGEMENTS

     Compensation   Arrangements.   The   Company's   coworkers   are  generally
compensated on a basis that rewards performance and the achievement of identified goals. For example, account managers receive compensation pursuant to a commission schedule which is based upon aggregate gross profit dollars, accounts receivable personnel are eligible for monthly bonuses if late balances are held below target levels, and operations personnel are eligible for monthly bonuses based upon such factors as prompt vendor returns and order fulfillment rates. The Company believes that these incentives positively impact its performance and profitability.

     Coworker Incentive Stock Option, MPK Stock Option and Restricted Stock Plans. In addition to regular compensation, the Company, and Mr. Krasny individually, provide Company coworkers with additional long-term incentives designed to maximize performance and productivity. To this end, the Company and Mr. Krasny have adopted various stock-based compensation plans which enable Company coworkers to share in the success of the Company through appreciation in the value of the Company's stock.

RETAIL SHOWROOMS

     The Company currently operates two retail showrooms allowing customers an opportunity to examine products prior to purchase or to talk directly with CDW sales or technical personnel. One showroom is located within the Company's main distribution facility and headquarters in Vernon Hills, Illinois, and the other is located in downtown Chicago, Illinois. During 1996, the Company invested in an expansion of the Chicago showroom which increased its size and enhanced customer service levels. The showroom associated with the Company's main distribution facility was expanded in conjunction with its construction and occupancy of its Vernon Hills property. These showrooms occupy approximately 5,100 square feet each.

     The Company's retail showrooms, which generated approximately 7% of the Company's net sales for 1997, inclusive of orders placed by telephone and picked up at the retail showroom, provide an environment in which to further train the Company's account managers before they join its telemarketing department.

TRADEMARKS

     The Company conducts its business under the trade names and service marks "CDW" and "Computer Discount Warehouse." The Company has taken steps to register and protect these marks and believes they have significant value and are important factors in its marketing programs.

ITEM 2.  PROPERTIES.

     The Company's primary location and headquarters is in Vernon Hills, Illinois, and includes its main distribution center, a retail showroom and corporate offices. The facility occupies a combined total of approximately 218,000 square feet of warehouse and office space and is located on approximately 27 acres of land. In March 1998, the Company acquired 18 acres of vacant land contiguous to the Vernon Hills facility. The Company now owns a total of 45 acres of land at the Vernon Hills site, of which 32 are vacant and available for future expansion. The Company's Chicago retail showroom and the facility that previously served as the Company's headquarters in Buffalo Grove, Illinois are under lease through the year 2000 and 2004, respectively. The Buffalo Grove facility is currently vacant and the Company is attempting to sublease the facility. See Note 8 in Notes to Consolidated Financial Statements.


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

     In June 1993, Mr. Marks filed a three-count Complaint in the United States District Court for the Northern District of Illinois, Eastern Division, alleging violations of the federal securities laws, fraud and breach of fiduciary duty in connection with the July, 1990 redemption of his common stock. Count I alleged violations of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder against the Company and Mr. Krasny. Count II alleged a claim for fraud against the Company and Mr. Krasny. Count III alleged a breach for fiduciary duty against Mr. Krasny. Mr. Marks sought in the Complaint to rescind the 1990 sale and have himself restored to the ownership position he was in prior to the sale of his shares or, alternatively, be awarded sufficient damages to compensate him for the damages allegedly sustained, including pre-judgment interest. In addition, in Counts II and III, Mr. Marks sought to recover punitive damages in an unspecified amount.

     In July 1993, the Company and Mr. Krasny filed a motion to dismiss the Complaint. In their motion to dismiss, the Company and Mr. Krasny argued that Mr. Marks' claim for the alleged violation of Section 10(b) of the Securities Exchange Act were barred because the statute of limitations for the claim had expired. Further, Mr. Krasny and the Company denied making any misrepresentations or omissions and argued, in the alternative, that if any misrepresentations or omissions of material fact occurred, they were not material, nor the cause of Mr. Marks' purported damages. The Company and Mr. Krasny also asserted that certain portions of Mr. Marks' Complaint did not comply with Federal Rule of Civil Procedure 9(b), which requires that fraud claims be plead with particularity. Finally, the Company and Mr. Krasny argued that since the sole basis for federal jurisdiction was Count I, if it was dismissed, Counts II and III should be dismissed for lack of subject matter jurisdiction.

     In September 1995, the District Court granted, without prejudice, the motion to dismiss. In its Memorandum Opinion dismissing the Complaint, the Court held Mr. Marks' allegations established that he had inquiry notice of the purported securities law violation by July 27, 1990, the date the Company purchased his shares. Because Mr. Marks brought his action in June 1993, beyond the applicable statute of limitations period, and because no facts alleged in the Complaint provided a basis to toll that period, the District Court dismissed the federal securities law claim in Count I. The District Court then dismissed the state law claims in Counts II and III for lack of federal jurisdiction. The District Court provided Mr. Marks with leave to file amended complaint if he could plead facts that enabled him to surmount the statute of limitations obstacles to his federal securities law claim.

     In October 1995, Marks filed an Amended Complaint alleging the same three causes of action contained in his original Complaint. The factual allegations of the Amended Complaint were essentially the same as those of the original Complaint. The Amended Complaint, however, included allegations which endeavored to avoid application of the statute of limitations by alleging Mr. Marks' lack of notice of his purported federal securities law claim. The Company and Mr. Krasny in November 1995 filed a motion to dismiss the Amended Complaint, arguing that it contained the same deficiencies relative to the statute of limitations and certain other defects as the original Complaint.

     On June 14, 1996, the District Court granted the motion to dismiss the Amended Complaint, with prejudice on the grounds that the securities law claim alleged in Count I was barred by the statute of limitations and it did not have jurisdiction over the state law claims alleged in Counts II and III. Mr. Marks appealed the District Court decision to the United States Court of Appeals for the Seventh Circuit. On July 28, 1997, the Court of Appeals reversed the District Court's ruling and remanded the matter back to the District Court for further proceedings. The Court of Appeals held, among other things, that the District Court improperly granted the motion to dismiss the Amended Complaint because it based its decision on inferences of fact inappropriate at this stage of the proceedings. The case is currently proceeding in the District Court. The Company and Mr. Krasny have answered the Amended Complaint. They denied any wrongdoing or liability on their part and asserted a number of affirmative defenses.

     On June 10, 1997, Mr. Marks filed in the Circuit Court of the Nineteenth Judicial Circuit, Lake County, Illinois, a lawsuit alleging essentially the same fraud and breach of fiduciary duty claims asserted in the previously dismissed federal lawsuit. The Company and Mr. Krasny have answered the complaint and moved to strike a portion of the relief requested by Mr. Marks. In their answer to the Complaint, the Company and Mr. Krasny denied any wrongdoing or liability. The Company anticipates this action will likely be dismissed or stayed in light of the subsequent ruling by the Court of Appeals discussed above.

     The Company and Mr. Krasny believe that their actions were honest and proper and that the suits by Mr. Marks are without merit. The Company and Mr. Krasny are committed to vigorously defending the litigation.

     Mr. Krasny has agreed that in the event that the Company is ordered to pay damages to Mr. Marks on account of the purchase by the Company of Mr. Marks' shares, Mr. Krasny will indemnify and reimburse the Company for all damages, including amounts, net of tax benefits received by the Company, ordered to be paid and legal fees and costs incurred by the Company in connection with the defense of the litigation and any appeals. In the event the matter is settled, Mr. Krasny has agreed to indemnify and reimburse the Company for any amount paid to Mr. Marks in settlement of this matter, net of tax benefits received by the Company. No agreement of settlement may be entered into by the Company without the consent of Mr. Krasny. The Company and Mr. Krasny incurred legal expenses of approximately $379,000, $133,000 and $140,000 for the years ended December 31, 1997, 1996 and 1995, respectively, which have been assumed, net of tax, by Mr.
Krasny. These legal expenses are recorded as a selling and administrative expense and the reimbursement by Mr. Krasny, net of tax, is recorded as an increase to paid-in-capital.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     There were no matters submitted during the fourth quarter of 1997 to a vote of security holders.

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The following table sets forth for the Company's Common Stock for the periods indicated, the high and low sales prices on The Nasdaq Stock Market sm. These quotations were obtained from Nasdaq. As of February 25, 1998, the Company believes that there were approximately 5,900 beneficial owners of the Company's stock. Except for distributions prior to May 25, 1993, the date of termination of the Company's election to be taxed as an S Corporation, the Company has neither declared nor paid any cash dividends on its Common Stock. The Company currently intends to retain earnings for use in the operation and expansion of its business and therefore does not anticipate paying cash dividends in the foreseeable future.

                                 1997                           1996
                     ----------------------------   ----------------------------
  Quarter Ended          Low             High           Low             High
-----------------    ------------    ------------   ------------    ------------
March 31.........      $42 7/8         $70            $22 1/2         $39 5/32
June 30..........       39 5/8          57 3/4         32 53/64        59
September 30 ....       53              78             35              74
December 31......       42 13/16        69 3/4         59 1/4          72 1/4

ITEM 6.  SELECTED FINANCIAL DATA

                    CDW Computer Centers, Inc. and Subsidiary
                      Selected Financial and Operating Data
          (in thousands, except per share and selected operating data)



                                                                                  Year Ended December 31,
                                                        ----------------------------------------------------------------------------
                                                              1997           1996           1995           1994           1993
                                                        ----------------------------------------------------------------------------
INCOME STATEMENT DATA :
Net sales                                               $     1,276,929  $     927,895  $     628,721  $     413,270  $     270,919
Cost of sales                                                 1,106,124        805,413        548,568        359,274        236,718
                                                        ----------------------------------------------------------------------------
Gross profit                                                    170,805        122,482         80,153         53,996         34,201
Selling and administrative expenses                              90,315         64,879         49,175         34,617         21,828
Exit charge (1)                                                       -          4,000              -              -              -
                                                        ----------------------------------------------------------------------------
Income from operations                                           80,490         53,603         30,978         19,379         12,373
Interest income (expense), net                                    4,259          3,469          1,973            392           (373)
Other income (expense), net                                        (241)          (188)            47            119             76
                                                        ----------------------------------------------------------------------------
Income before income taxes                                       84,508         56,884         32,998         19,890         12,076
Income tax provision                                             33,507         22,484         12,939          7,777          3,294
Benefit from change in tax status (2)                                 -              -              -              -         (3,807)
                                                        ----------------------------------------------------------------------------
Net income                                              $        51,001  $      34,400  $      20,059  $      12,113  $      12,589
                                                        ----------------------------------------------------------------------------

Pro Forma Income Data (Unaudited):
Income before income taxes                                                                                            $      12,076
                                                                                                                     ---------------
Pro forma provision for income taxes (3)                                                                                      4,725
Benefit from change in tax status (2)                                                                                        (3,807)
                                                                                                                     ---------------
Pro forma net income                                                                                                  $      11,158
                                                                                                                     ---------------
Net income per share (Pro forma for 1993)
Basic                                                   $          2.37  $        1.60  $        0.95  $        0.61  $        0.60
                                                        ----------------------------------------------------------------------------
Diluted                                                 $          2.35  $        1.58  $        0.95  $        0.61  $        0.60
                                                        ----------------------------------------------------------------------------
Weighted average number of common
shares outstanding (Pro forma for 1993)
Basic                                                            21,525         21,525         21,026         20,003         18,750
Diluted                                                          21,704         21,785         21,080         20,003         18,750

SELECTED OPERATING DATA :
Average order size                                      $           704  $         704  $         630  $         590  $         587
Number of orders shipped (in thousands)                           1,814          1,318            998            700            462
Customers serviced (in thousands)                                   575            462            374            274            190
Net sales per co-worker (in thousands)                  $         1,490  $       1,459  $       1,364  $       1,223  $       1,188
Inventory turnover                                                 21.4           23.4           21.7           22.2           29.7
Accounts receivable - days sales outstanding                       25.0           22.6           21.8           20.7           16.9

                                                                                       December 31,
                                                        ----------------------------------------------------------------------------
                                                              1997           1996           1995           1994           1993
                                                        ----------------------------------------------------------------------------
FINANCIAL POSITION:
Working capital                                         $       167,421  $     123,614  $      99,127  $      49,217  $      16,462
Total assets                                                    269,641        198,830        132,929         77,860         34,159
Total debt and capitalization lease obligations                       -              -              -              -          3,603
Total shareholders' equity                                      199,866        141,622        106,161         55,843         21,852


(1) The exit charge provides for estimated costs associated with vacating the Company's current leased facility. See Note 8 of Notes to the Consolidated Financial Statements.
(2) Net income and pro forma net income for the year ended December 31, 1993 includes a $3,807,000 ($0.20 per diluted share) tax benefit relating to the Company's change in tax status from an S corporation to a C corporation on May 25, 1993 and adoption of Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes."
(3) The Company terminated its election to be treated as an S corporation effective May 25, 1993. The pro forma income statement data has been computed by adjusting the Company's net income (loss), as reported to compute income taxes for the year ended December 31, 1993 assuming an effective tax rate of 39% which would have been recorded had the Company been a C corporation.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

          The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the Company's Consolidated Financial Statements and the Notes thereto.

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated information derived from the Company's statements of income expressed as a percentage of net sales:

                                        ----------------------------------------
                                                PERCENTAGE OF NET SALES
                                                YEARS ENDED DECEMBER 31,
                                        ----------------------------------------
                                          1997            1996            1995
                                        --------        --------        --------
Net sales                                100.0 %         100.0 %         100.0 %
Cost of sales                             86.6            86.8            87.3
                                        --------        --------        --------
Gross profit                              13.4            13.2            12.7
Selling and administrative expenses        7.1             7.0             7.8
Exit charge                                ---             0.4             ---
                                        --------        --------        --------
Income from operations                     6.3             5.8             4.9
Interest and other income                  0.3             0.3             0.3
                                        --------        --------        --------
Income before income taxes                 6.6             6.1             5.2
Income tax provision                       2.6             2.4             2.0
                                        --------        --------        --------
Net income                                 4.0 %           3.7 %           3.2 %
                                        --------        --------        --------


The following table represents sales by product line as a percentage of net sales for each of the periods noted. Product lines are based upon internal product code classifications and are not retroactively adjusted for the addition of new categories or changes in individual product categorization.

                                        ----------------------------------------
                                                 SALES BY PRODUCT LINE
                                                YEARS ENDED DECEMBER 31,
                                        ----------------------------------------
                                          1997            1996            1995
                                        --------        --------        --------
Notebook & Laptop Computers               25.0 %          26.3 %          21.9 %
Desktop Computers and Servers             13.2            11.9            12.3
Software                                  12.6            12.2            11.4
Printers                                  12.1            11.3            13.9
Data Storage Devices                      10.4             9.7             8.5
Net/Comm Products                          8.5             9.6            11.6
Video                                      7.8             7.6             8.0
Add-On Boards/Memory                       4.8             5.7             8.5
Input Devices                              3.0             2.8             N/A
Multi-Media                                2.0             1.8             N/A
Other Accessories                          0.6             1.1             3.9
                                        --------        --------        --------
Total                                    100.0 %         100.0 %         100.0 %
                                        --------        --------        --------

Year Ended December 31, 1997 Compared to Year Ended December 31, 1996

     Net sales in 1997 increased 37.6% to a record $1.277 billion compared to $928 million in 1996. The Company's average order size in 1997 of $704 per order was unchanged from 1996 and orders shipped increased 37.6% to over 1.8 million. The number of customers serviced for the year ended December 31, 1997 grew to 575,000 compared to 462,000 for the year ended December 31, 1996.

     The growth in net sales is primarily attributable to growth in the number of orders and customers resulting from the expansion of marketing efforts, new product offerings, manufacturer price reductions, and an increase in the number of account managers. Lower manufacturer pricing levels and expanded product features in notebooks resulted in a shift within the notebook and laptop product category to lower priced models. Selling prices on many models of notebook and desktop computers decreased substantially from previous periods due to manufacturer price reductions. As a result, desktop and notebook computer unit volume grew 69% and 65%, respectively, from 1996 while dollar sales volume grew 52% and 31%, respectively. The downward trend in manufacturer prices for CPU products stimulated additional unit sales and further expanded the market for personal computers.

     The impact of the lower prices for personal computers requires the Company to sell more units of CPU products in order to maintain or increase the level of sales. Should future manufacturer price reductions or the Company's marketing efforts fail to increase the level of CPU unit sales, the Company's sales growth rate and operating results could be adversely affected. Sales of Compaq, IBM, Hewlett Packard and Toshiba products comprise a substantial portion of the Company's hardware sales. The loss of any of these, or any other key vendors, could have an adverse effect on the Company's results from operations.

     The fastest growing product categories in 1997 were desktop computers at 52%, data storage devices at 48%, printers at 47%, software at 42% and notebook computers at 31%. Video and memory products declined as a percentage of sales as unit prices for these products declined from the previous year. The Company believes that new product introductions in 1997, including MMX technology, positively impacted sales of CPU's, multimedia products, input devices, software and data storage devices. Demand for certain products offered by the Company, and the growth of certain product categories, are driven by advances in technology and the development of new products and applications by the industry manufacturers, and acceptance of these new technologies and products by end-users. Any slowdown in the rate of technological advancement and new product development by industry manufacturers could have a material adverse effect on the Company's future sales growth.

     The Company expanded its number of account managers to 399 as of December 31, 1997 from 311 at December 31, 1996. The Company's ability to continue to hire and retain account managers may also have a material effect on future sales growth.

     Gross profit increased as a percentage of net sales to 13.4% for the year ended December 31, 1997, compared to 13.2% for the year ended December 31, 1996. The increase in gross profit as a percentage of net sales is primarily due to the expansion of selling margin on certain product lines resulting from vendor support programs, opportunistic purchases and pricing strategies. Many of the vendor support programs are dependent on achieving certain goals and objectives as determined by the vendors. Accordingly, there is no certainty that such programs will continue at their current levels or that the established goals and objectives will be attained. In addition to changes from vendor support programs, actual gross profit achieved may vary on a quarterly basis due to changes in product mix, pricing strategies, market conditions and other factors. As a result, there is no certainty that the Company will be able to sustain gross profit as a percentage of net sales at the levels achieved in recent quarters.

     Selling and administrative expenses increased slightly to 7.1% of net sales for the year ended December 31, 1997 from 7.0% for the year ended December 31, 1996.

     Net advertising expense as a percentage of net sales increased to 1.3% of net sales in 1997 compared to 1.0% in 1996. Gross advertising expense increased to 3.5% of net sales in 1997 versus 3.2% in the prior year, primarily due to expanded catalog circulation and national advertising pages combined with new marketing initiatives. Cooperative advertising reimbursements aggregated approximately 2.2% of net sales in 1997 and 1996. Cooperative advertising reimbursements may fluctuate in future quarters depending on the level of vendor participation achieved and collection experience. Based upon the Company's current plans, future levels of net advertising expense as a percentage of net sales are likely to be relatively consistent with or higher than the level achieved in 1997. The statement concerning future advertising expense is a forward looking statement that involves certain risks and uncertainties including the ability to identify and implement cost effective incremental advertising and marketing programs, as well as the continued participation of vendors in the cooperative advertising reimbursement program.

     The executive incentive bonus pool was $5.3 million and $5.0 million for the years ended December 31, 1997 and 1996, respectively, and is included within selling and administrative expenses. Pursuant to existing plans, the amount of the executive incentive bonus pool is set by the Compensation Committee of the Board of Directors with a maximum eligible amount of 20% of the year over year increase in income from operations. The exit charge recorded in 1996 caused the executive incentive bonus pool to decrease in 1996 by $800,000 and increase by the same amount in 1997.

     Legal costs incurred by the majority shareholder for the year ended December 31, 1997 and 1996, in connection with the lawsuit filed by a former shareholder were $379,000 and $133,000, respectively. Although the majority shareholder has agreed to indemnify the Company for all expenses or settlements, if any, incurred in connection with this suit, the Company will continue to record such expenses or settlements, if any, as an expense with an offsetting increase to paid-in capital, net of tax effects.

     Other selling and administrative costs were 5.4% of net sales in 1997 compared to 5.5% in the prior year, as increased occupancy and moving costs were offset by improved productivity and other cost control measures.

     Interest income totaled $4.3 million for the year ended December 31, 1997 compared to $3.5 million for the year ended December 31, 1996. The increase is due to higher interest rates combined with higher levels of cash available for investment resulting from cash generated from operations, including the tax benefit from stock option and restricted stock transactions in the first quarter of 1997, offset by funds utilized for construction of the Vernon Hills facility.

     The effective income tax rate, expressed as a percentage of income before income taxes, increased slightly to 39.7% for the year ended December 31, 1997 from 39.5% for the year ended December 31, 1996.

      Net income for the year ended December 31, 1997 was $51.0 million, a 48.3% increase over $34.4 million for the year ended December 31, 1996. Effective in 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128) which requires the presentation of both basic and diluted earnings per share for all periods presented. The implementation of SFAS 128 has no impact on the Company's earnings per share amounts as diluted earnings per share as defined by SFAS 128 is consistent with earnings per share as presented in previous periods. Diluted earnings per share was $2.35 and $1.58 for the year ended December 31, 1997 and 1996, respectively, an increase of 48.7%. Excluding the impact of the exit charge and its related impact on the executive incentive bonus pool in 1997 and 1996, pro forma net income and diluted earnings per share were $51.5 million and $2.37 in 1997, representing increases of 41.6% and 41.9%, respectively, from 1996. All per share and related amounts have been adjusted to reflect the three-for-two stock split effected in the form of a stock dividend paid on July 15, 1996.

Year Ended December 31, 1996 Compared to Year Ended December 31, 1995

     Net sales in 1996 increased 47.6% to $927.9 million compared to $628.7 million in 1995. The Company's average order size grew 11.7% to $704 per order and orders shipped increased 32.1% to over 1.3 million. The number of customers serviced for the year ended December 31, 1996 grew to 462,000 versus 374,000 for the year ended December 31, 1995.

     The growth in net sales is primarily attributable to new product introductions, expansion of marketing efforts, an increase in the number of customers serviced and an increase in telemarketing account managers. The higher average order size is due, among other factors, to a shift in product mix as sales of notebook/laptop computers and desktop computers comprised 38.2% of total sales dollars compared to 34.2% in the prior year. Sales of notebook/laptop and desktop computers were positively impacted by the addition of product lines from Compaq Computer Corporation, initially authorized in November 1995 and expanded in September 1996, and Hewlett-Packard, initially authorized in February 1996 and expanded in August 1996. In 1996, sales of Apple-branded products declined from levels achieved in 1995 and were less than 3% of total net sales.

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

     The Company continues to recruit and train new account managers through CDW University, with 311 account managers as of December 31, 1996, an increase of 43% from December 31, 1995.

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

     Selling and administrative expenses include the executive incentive bonus pool which was approximately $4.4 million and $2.1 million for the years ended December 31, 1996 and 1995, respectively. Pursuant to existing plans, the amount of the executive incentive bonus pool is set by the Compensation Committee of the Board of Directors with a maximum eligible amount of 20% of the year over year increase in income from operations. The executive incentive bonus pool in 1996 was effectively reduced by $800,000 as a result of the exit charge. Other selling and administrative expenses included $133,000 and $140,000 for 1996 and 1995, respectively, in legal defense costs incurred by the majority shareholder in connection with the lawsuit filed by a former shareholder. Although the majority shareholder has agreed to indemnify the Company for expenses or settlements, if any, incurred in connection with this lawsuit, the Company will continue to record such expenses or settlements, if any, as an expense with an offsetting increase to paid-in capital, net of tax effects.

     In June 1996, the Company purchased approximately 27 acres of vacant land in Vernon Hills, Illinois for the purpose of constructing a combined telemarketing, warehouse, showroom and corporate office facility. In conjunction with the move to the new facility, the Company vacated and is attempting to sublease the Buffalo Grove facility. Accordingly, the Company recorded a $4.0 million pre-tax non-recurring charge for exit costs, which consist primarily of the estimated cost of subleasing the vacated facility, including holding costs, the estimated costs of restoring the building to its original condition and certain asset write-offs resulting from the relocation.
     Net interest income increased $1.5 million in 1996 as compared to 1995, primarily as a result of the higher levels of funds available for investment. The increase in funds available for investment is the result of the proceeds of the Company's public equity offering in August 1995 and cash flows generated from operations.

     The effective income tax rate, expressed as a percentage of income before income taxes, increased slightly in 1996 to 39.5% from 39.2% in 1995.

     Net income for the year ended December 31, 1996 was $34.4 million, an increase of 71.5% over the year ended December 31, 1995. Earnings per diluted share for 1996 increased 66.3% to $1.58 per diluted share as compared to $0.95 per diluted share for 1995. Pro forma net income and earnings per diluted share for the year ended December 31, 1996, excluding the $4.0 million impact of the exit charge and the related $800,000 reduction in the executive incentive bonus pool, net of tax effects, were $36.4 million and $1.67 per diluted share, representing increases of 81% and 76%, respectively, over 1995. The growth in earnings per diluted share was affected by the dilution resulting from the 825,000 additional common shares issued by the Company on August 3, 1995 pursuant to the Company's public equity offering. All earnings per share amounts reflect the two-for-one and three-for-two stock splits effected in the form of stock dividends paid on May 6, 1995 and July 15, 1996, respectively.

SEASONALITY

     Although the Company has historically experienced variability in the rates of sales growth, it has not historically experienced seasonality in its business.

LIQUIDITY AND CAPITAL RESOURCES

WORKING CAPITAL

     CDW has historically financed its operations and capital expenditures primarily through cash flow from operations, short-term bank borrowings and public offerings of common stock. At December 31, 1997, the Company had cash, cash equivalents and marketable securities of $79.4 million and working capital of $167.4 million. At December 31, 1996 the Company had working capital of $123.6 million. The increase of $43.8 million in working capital in 1997 was due primarily to the Company's cash flow from operations for the year ended December 31, 1997 offset by capital expenditures for facility expansion and other purposes. The Company's current primary and anticipated use of cash, cash equivalents and marketable securities balances is to fund the growth in working capital and capital expenditures necessary to support future growth in sales.

CASH FLOWS

     Cash provided by operating activities in 1997 was $19.5 million compared to $28.8 million for 1996. The primary working capital factors that have historically affected the Company's cash flows from operations are the levels of accounts receivable, merchandise inventory and accounts payable. The increase in accounts receivable resulted from increased sales volume, an increase in the percentage of net sales generated from open credit terms to its business customers and a change in the Company's credit terms during June 1997 to net 30 days from net ten days. As a result of this trend and the overall increase in net sales, net accounts receivable at December 31, 1997 increased 52.5% from the level at December 31, 1996.

     Cash used in investing activities for 1997 was $17.8 million. In 1997, CDW incurred approximately $17.1 million of capital expenditures for construction of the Vernon Hills facility, the installation of automation and other equipment therein, additional information technology investments and leasehold improvements. The remainder of cash used in investing activities reflects increases in the Company's marketable securities portfolio.

     Financing activities in 1997 included the renewal of the Company's unsecured credit facilities with two financial institutions aggregating $30.0 million. The credit facilities expire in June 1998 and contain certain financial covenants. Borrowings under one of the lines bear interest at the prime rate less 2 1/2%, LIBOR rate plus 1/2% or the federal funds rate plus 1/2%, as determined by the Company. Borrowings under the second credit facility bear interest at the prime rate less 2 1/2%, LIBOR rate plus .45% or the federal funds rate plus .45%, as determined by the Company. At December 31, 1997 there were no borrowings against either of the credit facilities. The Company intends to renew the credit facilities upon expiration. In December 1997, the Company established a stand-by letter of credit for approximately $850,000 related to improvements to the Vernon Hills facility. The Company has pledged a U.S. Treasury Note, included in investments held-to-maturity, with a face value of $1.1 million as collateral for the letter of credit.


FACILITIES EXPANSION

     Construction of the Company's new facility was completed in June 1997, and subsequently, the Company relocated its headquarters and primary operations to the new facility. The total cost of the land, building, equipment and furnishings was approximately $23.9 million. In March 1998, the Company acquired approximately 18 additional acres of vacant land adjacent to its current property in Vernon Hills, Illinois for $4.3 million. The Company now owns approximately 45 total acres, of which approximately 32 are vacant and available for future expansion. As of December 31, 1997 the remaining exit liability, initially recorded in 1996, was $3.4 million. There is no assurance that the remaining exit liability will be adequate to cover actual costs should the
Company's actual experience in subleasing the facility differ from the assumptions used in calculating the exit charge. Any additional costs would reduce operating results at the time such costs are known.


     The Company believes that the funds held in cash, cash equivalents and marketable securities combined with funds available under the existing credit facilities and cash flow from operations will be sufficient to fund the Company's working capital and cash requirements, including facilities expansion, at least through December 31, 1998. The Company does not anticipate that it will pay any cash dividends during 1998.


Global Market Risks

     A portion of the products the Company markets either are produced in or have major components produced in the Asia Pacific region. While the Company does not engage in business relationships with companies located in the region directly, it does engage in U.S. dollar denominated transactions with U.S. divisions and subsidiaries of these companies. As a result, the Company may be indirectly affected by risks associated with international events, including economic and labor conditions, political instability, tariffs and taxes, availability of products and currency fluctuations in the U.S. Dollar versus the regional currencies.

     Countries in the Asia Pacific region, including Japan, have recently experienced weaknesses in their currency, banking and equity markets. These weaknesses could adversely affect the supply and price of products and components and ultimately, the Company's results of operations.

Information Technology and the Year 2000

     The Year 2000 Issue ("Y2K") is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

     During a recent Year 2000 ("Y2K") assessment, the Company identified a manageable amount of legacy software that requires modification with the remainder already compliant. Based on this assessment, the Company has determined that it will not be required to modify or replace significant portions of its software to make the systems perform properly after December 31, 1999. However, there can be no guarantee that the systems of other companies on which the Company's systems rely will be converted timely, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company.

     The Company will utilize both internal and external resources to reprogram and test software applications for Y2K compliance. The Company plans to complete the Y2K project by December 31,1998. To date, the expenses of the Y2K project have not had a material effect on the results of operations. Moreover, the remaining expenses, which will be incurred through December 31, 1998, are not expected to have a material effect on the results of operations.

     The costs of the project and the date on which the Company plans to complete the Y2K modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans, and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties. Additionally, material differences could be caused by the ability of third parties that interface with the Company's systems to make all necessary modifications for Year 2000 compliance.

     Certain statements included in Management's Discussion and Analysis of Financial Condition and Results of Operations concerning the Company's sales growth, gross profit as a percentage of sales, advertising expense, cooperative advertising reimbursements and exit charge are forward-looking statements that involve certain risks and uncertainties, as specified herein.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this item is contained in a separate section of this Report. See Index to Consolidated Financial Statements beginning on page F(i).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     There were no disagreements with accountants on accounting and financial disclosure matters during the periods reported herein.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information required hereunder is incorporated by reference herein from the Registrant's 1997 Definitive Proxy Statement, to be filed pursuant to Regulation 14A not later than April 30, 1998.

ITEM 11. EXECUTIVE COMPENSATION.

     The information required hereunder is incorporated by reference herein from the Registrant's 1997 Definitive Proxy Statement, to be filed pursuant to Regulation 14A not later than April 30, 1998.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required hereunder is incorporated by reference herein from the Registrant's 1997 Definitive Proxy Statement, to be filed pursuant to Regulation 14A not later than April 30, 1998.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required hereunder is incorporated by reference herein from the Registrant's 1997 Definitive Proxy Statement, to be filed pursuant to Regulation 14A not later than April 30, 1998.


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K.

(a)           The following documents are filed as part of this report :

              1. Financial Statements (See Index to Consolidated Financial Statements on page F(i) of this Report);

              2.    Index to Financial Statement Schedule :               Page
                                                                          ----
                    Report of Independent Accountants on Financial
                    Statement Schedule                                     S-1

                    Schedule II - Valuation and Qualifying Accounts        S-2

              All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or notes thereto.

              3. Exhibits required by Securities and Exchange Commission Regulation S-K, Item 601:

              EXHIBIT NO.               DESCRIPTION OF DOCUMENT
              -----------               -----------------------
              3 (c)            Articles of Incorporation of CDW Computer Centers, Inc. (an Illinois
                               Corporation) (iii)
              3 (d)            Bylaws of CDW Computer Centers, Inc. (an Illinois Corporation) (iii)
              10 (a)           CDW Computer Centers, Inc. Employees' Defined Contribution
                               Retirement Plan and Trust (i)
              10 (b)           CDW Incentive Stock Option Plan (i)
              10 (c)           MPK Stock Option Plan and Agreement (i)
              10 (d)           MPK Restricted Stock Plan and Agreement (i)
              10 (e)           Employment and Non-Competition Agreement dated as of March 15, 1993 between the Company and Michael P. Krasny (i)
              10 (f)           Employment and Non-Competition Agreement dated as of March 15, 1993 between the Company and Greg  C. Zeman (i)



              10 (g)           Employment and Non-Competition Agreement dated as of March 15, 1993 between the Company and Daniel B. Kass (i)
              10 (h)           Employment and Non-Competition Agreement dated as of March 15, 1993 between the Company and Mary C. Gerlits (i)
              10 (n)           Tax Indemnification Agreement dated as of May 25, 1993 between the
                               Company and Michael P. Krasny (i)
              10 (p)           Lease Agreement dated February 22, 1993 between the Company, as lessee, and Chevy Chase Business Park Limited Partnership, as lessor, relating to the premises located in Buffalo Grove, Illinois (i)
              10 (s)           Indemnification Agreement between the Company and Michael P. Krasny to be dated as of May 19, 1993 (i)
              10 (t)           CDW Director Stock Option Plan (i)
              10 (w)           Indemnification and Hold Harmless Agreement between Michael P.
                               Krasny and the Company dated May 14, 1993 (i)
              10 (y)           First Lease Amendment dated as of May 13, 1993 to Lease Agreement dated February 22, 1993 between the Company, as lessee, and Chevy Chase
                               Business Park Limited Partnership, as lessor, relating to the premises located in Buffalo Grove, Illinois (i)
              10 (ee)          Lease Agreement dated January 25, 1995 between the Company, as lessee, and IJM Management Limited Partnership, as agent for the owner, as lessor,  relating to the premises located in Chicago, Illinois (ii)
              10 (ff)          Purchase/Sale  Agreement  dated and effective  February 12, 1996 between the Company,  as buyer,  and  Continental  Executive  Parke,  L.L.C.  as  seller,relating  to the premises located in Vernon Hills, Illinois, made on March 14, 1996 (iii)
              10 (ii)          Non-statutory Stock Option Agreement dated September 5, 1996 between the Company and Harry J. Harczak, Jr. (v)
              10 (jj)          Non-statutory Stock Option Agreement dated September 5, 1996 between the Company and James R. Shanks (v)
              10 (kk)          Form of Indemnification and Hold Harmless Agreement between the
                               Company and the Selling Shareholder (vi)
              10 (ll)          CDW 1996 Incentive Stock Option Plan (vi)
              10 (mm)          Revolving  Note between the Company and LaSalle  National
                               Bank dated June 30, 1997 (vii)
              10 (nn)          Revolving Note between the Company and The Northern Trust
                               Company dated June 30, 1997 (vii)
              10 (oo)          Purchase/Sale  Agreement  dated and effective  December 16, 1997 between the Company,  as buyer, and Continental  Executive Parke,  Vernon Hills,  Illinois,  made on March 2, 1998
              10 (pp)          CDW 1997 Officer and Manager Bonus Plan

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



                      (iv)     Incorporated  by reference  from the exhibits  filed
                               with the Company's  quarterly report (0-21796) on Form 10-Q for the quarter ended June 30, 1996.
                      (v)      Incorporated by reference from the exhibits filed with
                               the Company's quarterly report (0-21796) on Form 10-Q for the quarter ended
                               September 30, 1996.
                      (vi)     Incorporated by reference from the exhibits filed
                               with   the   Company's   registration   statement
                               (333-20935)   on  Form  S-3   filed   under   the
                               Securities Act of 1993.
                      (vii)    Incorporated by reference from the exhibits filed
                               with the Company's  Quarterly report (0-21796) on
                               Form 10-Q for the quarter ended June 30, 1997.

(b) The Company did not file any reports on Form 8-K during the last quarter of the year ended December 31, 1997.

(c) The Exhibits required by Item 601 of Regulation S-K are reflected above in Section (a)3. of this Item.

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

      Date : March 18, 1998

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


     Signature                          Title                                 Date
     ---------                          -----                                 ----

     /s/ Michael P. Krasny              Chairman of the Board, Chief          March 18, 1998
     --------------------------         Executive Officer, Secretary and
     Michael P. Krasny                  Treasurer


     /s/ Gregory C. Zeman               President and Director                March 18, 1998
     --------------------------
     Gregory C. Zeman

     /s/ Daniel B. Kass                 Vice President-Sales                  March 18, 1998
     --------------------------         and Director
     Daniel B. Kass

     /s/ Harry J. Harczak, Jr.          Chief Financial Officer               March 18, 1998
     --------------------------
     Harry J. Harczak, Jr.

     /s/ Daniel F. Callen               Vice President-Finance and            March 18, 1998
     --------------------------         Chief Accounting Officer
     Daniel F. Callen



                                ITEMS 8 AND 14(A)
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS





                                                                         Page(s)
                                                                         -------

Report of Independent Accountants                                          F-1

Consolidated Balance Sheets as of                                          F-2
         December 31, 1997 and 1996

Consolidated Statements of Income for the years ended                      F-3
         December 31, 1997, 1996 and 1995

Consolidated Statement of Shareholders' Equity for the years ended         F-4
         December 31, 1997, 1996 and 1995

Consolidated Statements of Cash Flows for the years ended                  F-5
         December 31, 1997, 1996 and 1995

Notes to Consolidated Financial Statements                                 F-6





















                                      F(i)

REPORT OF INDEPENDENT ACCOUNTANTS


The Board of Directors
CDW Computer Centers, Inc.
Vernon Hills, Illinois

We have audited the accompanying consolidated balance sheets of CDW Computer Centers, Inc. and Subsidiary as of December 31, 1997 and 1996, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of CDW Computer Centers, Inc. and Subsidiary as of December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.





Coopers & Lybrand L.L.P.

Chicago, Illinois
January  22, 1998

                    CDW COMPUTER CENTERS, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 (in thousands)



                                                                          December 31,
                                                                          ------------
                                                                  1997                    1996
                                                              -------------           ------------
ASSETS
Current assets :
      Cash and cash equivalents                                 $  18,233              $  16,462
      Marketable securities                                        61,192                 58,490
      Accounts receivable, net of allowance for doubtful
        accounts of $1,950 and $1,100, respectively                87,524                 57,396
      Miscellaneous receivables                                     3,960                  3,931
      Merchandise inventory                                        61,941                 41,462
      Prepaid expenses and other assets                               759                    823
      Deferred income taxes                                         3,587                  2,258
                                                                ---------              ---------

         Total current assets                                     237,196                180,822

Property and equipment, net                                        26,253                  3,636
Construction-in-progress                                              451                  8,659
Deferred income taxes and other assets                              5,741                  5,713
                                                                ---------              ---------

         TOTAL ASSETS                                           $ 269,641              $ 198,830
                                                                =========              =========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities :
      Accounts payable                                          $  44,451              $  36,642
      Accrued expenses :
         Compensation                                              12,996                 10,750
         Income taxes                                               5,504                  2,892
         Exit costs                                                 3,391                  3,987
         Other                                                      3,433                  2,937
                                                                ---------              ---------

         Total current liabilities                                 69,775                 57,208
                                                                ---------              ---------

Commitments and contingencies

Shareholders' equity :

      Preferred shares, $1.00 par value; 5,000 shares
         authorized; none issued                                        -                      -
      Common shares, $ .01 par value; 75,000 shares
         authorized; 21,525 shares issued and
         outstanding                                                  215                    215
      Paid-in capital                                              74,680                 67,953
      Retained earnings                                           126,418                 75,417
      Unearned compensation                                        (1,447)                (1,963)
                                                                ---------              ---------
         Total shareholders' equity                               199,866                141,622
                                                                ---------              ---------

          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY            $ 269,641              $ 198,830
                                                                =========              =========

     The accompanying notes are an integral part of the consolidated financial statements.

                    CDW COMPUTER CENTERS, INC. AND SUBSIDIARY
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                      (in thousands, except per share data)



                                                            Years Ended December 31,
                                                  ---------------------------------------------

                                                     1997             1996             1995
                                                  ---------------------------------------------


 Net sales                                        $ 1,276,929      $   927,895      $   628,721
 Cost of sales                                      1,106,124          805,413          548,568
                                                  -----------      -----------      -----------

 Gross profit                                         170,805          122,482           80,153

 Selling and administrative expenses                   90,315           64,879           49,175
 Exit charge                                                -            4,000                -
                                                  -----------      -----------      -----------

 Income from operations                                80,490           53,603           30,978

 Interest income                                        4,259            3,469            1,973
 Other income (expense), net                             (241)            (188)              47
                                                  -----------      -----------      -----------

 Income before income taxes                            84,508           56,884           32,998

 Income tax provision                                  33,507           22,484           12,939
                                                  -----------      -----------      -----------

 Net income                                       $    51,001      $    34,400      $    20,059
                                                  ===========      ===========      ===========

 Earnings per share
    Basic                                         $      2.37      $      1.60      $      0.95
                                                  ===========      ===========      ===========
    Diluted                                       $      2.35      $      1.58      $      0.95
                                                  ===========      ===========      ===========

 Weighted average number of
 common shares outstanding
    Basic                                              21,525           21,525           21,026
                                                  ===========      ===========      ===========
    Diluted                                            21,704           21,785           21,080
                                                  ===========      ===========      ===========

     The accompanying notes are an integral part of the consolidated financial statements.

                    CDW COMPUTER CENTERS, INC. AND SUBSIDIARY
            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                 (in thousands)


                                                                                                                         Total
                                               Common Stock                             Retained        Unearned      Shareholders'
                                             Shares     Amount     Paid-in Capital      Earnings      Compensation       Equity
                                             --------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1994                 20,700     $ 207       $  36,575          $  20,958       $  (1,897)     $   55,843

Issuance of common stock, net                   825         8          25,782                  -               -          25,790

Tax benefit recognized on stock options
     exercised                                    -         -           4,027                  -               -           4,027

MPK Restricted Stock Plan forfeitures             -         -             (54)                 -              54               -

Amortization of unearned compensation             -         -               -                  -             358             358

Capital contribution for legal costs assumed
     by majority shareholder                      -         -              84                  -               -              84

Net income                                        -         -               -             20,059               -          20,059
                                             --------------------------------------------------------------------------------------

BALANCE AT DECEMBER 31, 1995                 21,525     $ 215       $  66,414          $  41,017       $  (1,485)     $  106,161

MPK Restricted Stock Plan forfeitures             -         -            (127)                 -             127               -

Amortization of unearned compensation             -         -               -                  -             981             981

Compensatory stock option grants                  -         -           1,586                  -          (1,586)              -

Capital contribution for legal costs assumed
     by majority shareholder                      -         -              80                  -               -              80

Net income                                        -         -               -             34,400               -          34,400
                                             --------------------------------------------------------------------------------------

BALANCE AT DECEMBER 31, 1996                 21,525     $ 215       $  67,953          $  75,417       $  (1,963)     $  141,622

MPK Restricted Stock Plan forfeitures             -         -             (35)                 -              35               -

Amortization of unearned compensation             -         -               -                  -             481             481

Compensatory stock option grants,
     net of forfeitures                           -         -             699                  -               -             699

Tax benefit from restricted stock and
     stock option transactions                    -         -           5,835                  -               -           5,835

Capital contribution for legal costs assumed
     by majority shareholder                      -         -             228                  -               -             228

Net income                                        -         -               -             51,001               -          51,001
                                             --------------------------------------------------------------------------------------

BALANCE AT DECEMBER 31, 1997                 21,525     $ 215       $  74,680          $ 126,418       $  (1,447)     $  199,866
                                             ======================================================================================



    The accompanying notes are an integral part of the consolidated financial statements.

                   CDW COMPUTER CENTERS, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in thousands)


                                                                                      Years Ended December 31,
                                                                               --------------------------------------
                                                                                 1997           1996           1995
                                                                               --------       --------       --------
Cash flows from operating activities:

Net income                                                                     $ 51,001       $ 34,400       $ 20,059

Adjustments to reconcile net income to net cash provided by operating activities:

        Depreciation                                                              2,672          1,975          1,496
        Amortization/(Accretion) of marketable securities                        (2,014)           (87)           349
        Stock-based compensation expense                                          1,180            981            358
        Loss on disposal of fixed asset                                               -            281              -
        Legal fees assumed by majority shareholder                                  228             80             84
        Deferred tax benefit                                                     (1,351)        (3,228)          (462)
        Tax benefit from stock option exercise                                    5,835              -          4,027

        Changes in assets and liabilities:
            Accounts receivable, net                                            (30,128)       (19,835)       (14,171)
            Miscellaneous receivables                                               (29)        (1,569)        (1,062)
            Merchandise inventory                                               (20,479)       (14,040)        (4,258)
            Prepaid expenses and other assets                                        58           (625)           (31)
            Accounts payable                                                      7,809         17,206          3,199
            Accrued compensation                                                  2,246          6,061          1,070
            Accrued income taxes and other expenses                               3,108          3,187            572
            Accrued exit charge                                                    (596)         3,987              -
                                                                               --------       --------       --------

        Net cash provided by operating activities                                19,540         28,774         11,230
                                                                               --------       --------       --------

Cash flows from investing activities:

        Purchases of available-for-sale securities                              (13,825)       (24,701)       (19,400)
        Redemptions of available-for-sale securities                              9,575         27,300         16,900
        Purchases of held-to-maturity securities                                (87,330)       (86,781)       (43,708)
        Redemptions of held-to-maturity securities                               90,892         68,732         22,501
        Purchase of property and equipment                                      (17,081)       (11,078)        (2,066)
                                                                               --------       --------       --------

        Net cash used in investing activities                                   (17,769)       (26,528)       (25,773)
                                                                               --------       --------       --------

Cash flows from financing activities:

        Proceeds from issuance of common stock                                        -              -         25,911
        Payment of public offering expenses                                           -              -           (121)
                                                                               --------       --------       --------

        Net cash provided by financing activities                                     -              -         25,790
                                                                               --------       --------       --------

Net increase in cash                                                              1,771          2,246         11,247

Cash and cash equivalents - beginning of period                                  16,462         14,216          2,969
                                                                               --------       --------       --------

Cash and cash equivalents - end of period                                      $ 18,233       $ 16,642       $ 14,216
                                                                               ========       ========       ========

Supplementary disclosure of cash flow information:
        Interest paid                                                          $      1       $     14       $      -
        Taxes paid                                                               26,197         23,763          9,251



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

         Earnings Per Share

         Effective December 31, 1997 the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128). Accordingly, the Company has disclosed earnings per share calculated using both the basic and diluted methods for all periods presented. The implementation of SFAS 128 has no impact on the Company's earnings per share amounts as diluted earnings per share, as defined by SFAS 128, is consistent with earnings per common and common equivalent share as presented in previous periods. A reconciliation of basic and diluted per-share computations is included in Note 11 to the financial statements.

         On June 24, 1996, the Board of Directors of the Company announced a three-for-two stock split effected in the form of a stock dividend paid on July 15, 1996 to all common shareholders of record as of July 5, 1996. All per share and related amounts contained in these financial statements and notes have been adjusted to reflect this stock split.

         Cash and Cash Equivalents

         Cash and cash equivalents include all deposits in banks and highly liquid temporary cash investments purchased with original maturities of three months or less at the time of purchase.

         Marketable Securities

         The Company classifies securities with a stated maturity which it has the intent to hold to maturity, as "held-to-maturity" and records such securities at amortized cost. Securities which do not have stated maturities or for which the Company does not have the intent to hold to maturity are classified as "available-for-sale" and recorded at fair value, with unrealized holding gains or losses, if material, recorded as a separate component of Shareholders' Equity. The Company does not invest in trading securities. All securities are accounted for on a specific identification basis.

         The Company's marketable securities are concentrated in securities of the U. S. Government and U. S. Government Agencies. Such investments are supported by the financial stability and credit standing of the
         U. S. Government or applicable U. S. Government Agency.

         Merchandise Inventory

         Inventory is valued at the lower of cost or market. Cost is determined on the first-in, first-out method.

         Property and Equipment

         Property and equipment are stated at cost. The Company calculates depreciation using the straight-line method with useful lives ranging from 3 to 25 years. Expenditures for major renewals and improvements that extend the useful life of property and equipment are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred.

         Advertising

         Advertising costs are charged to expense in the period incurred. Cooperative reimbursements from vendors, which are earned and available, are recorded in the period the related advertising expenditure is incurred. Advertising expense, included in selling and administrative expenses net of cooperative reimbursements earned, was approximately $16,200,000, $8,900,000 and $9,500,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

         Stock-Based Compensation

         In accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" (SFAS 123), the Company accounts for its stock-based compensation programs according to the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, compensation expense is recognized to the extent of employee or director services rendered based on the intrinsic value of compensatory options or shares granted under the plans. See Note 10 for disclosure of the Company's stock based compensation plans in accordance with SFAS 123.

         Fair Value of Financial Instruments

         The Company estimates that the fair market value of all of its financial instruments at December 31, 1997 and 1996 are not materially different from the aggregate carrying value due to the short term nature of these instruments.

3.       Marketable Securities

         The amortized cost and estimated fair values of the Company's investments in marketable securities at December 31, 1997 and 1996 (in thousands) were:


                                                                                                  Gross
                                                                                                Unrealized
                                                                                                 Holding
                                                                                                ----------
                                                                         Estimated                                      Amortized
                                                                         Fair Value        Gains          Losses          Cost
                                                                        ------------     ----------     ----------     -----------
Security Type
-------------
DECEMBER 31, 1997
Available-for-sale:
     Redemptive tax-exempt preferred stocks                             $      7,250     $      ---     $      ---     $     7,250
                                                                        ----------------------------------------------------------

Held-to-maturity:
     Bonds of states, municipalities, and political subdivisions                 263              1            ---             262
     U.S. Government and Government Agency securities                         53,614            ---            (66)         53,680
                                                                        ----------------------------------------------------------
     Total held-to-maturity                                                   53,877              1            (66)         53,942
                                                                        ----------------------------------------------------------
Total marketable securities:                                            $     61,127     $        1     $      (66)    $    61,192
                                                                        ==========================================================

DECEMBER 31, 1996
Available-for-sale:
     Redemptive tax-exempt preferred stocks                             $      2,940     $      ---     $      ---     $     2,940
                                                                        ----------------------------------------------------------

Held-to-maturity:
     Bonds of states, municipalities, and political subdividions              13,216             18            ---          13,198
     U.S. Government and Government Agency securities                         42,302            ---            (50)         42,352
                                                                        ----------------------------------------------------------
     Total held-to-maturity                                                   55,518             18            (50)         55,550
                                                                        ----------------------------------------------------------
Total marketable securities:                                            $     58,458     $       18     $      (50)     $   58,490
                                                                        ==========================================================


         The Company's investments in securities held-to-maturity at December 31, 1997 were all due in one year or less by contractual maturity.
         Estimated fair values of marketable securities are based on quoted market prices.

4.       Property, Equipment and Facility Relocation

         Property and equipment consists of the following (in thousands):

                                                          December 31,
                                                          ------------
                                                        1997          1996
                                                     ---------     ---------
             Land                                    $   6,272     $       -
             Machinery and equipment                     9,316         2,228
             Building                                    8,276             -
             Computer and data processing equipment      3,596         2,523
             Furniture and fixtures                      1,246           803
             Computer software                           1,049         1,017
             Leasehold improvements                        390           935
                                                     ---------     ---------
                                                        30,145         7,506
             Less accumulated depreciation               3,892         3,870
                                                     ---------     ---------
             Net property and equipment              $  26,253     $   3,636
                                                     =========     =========

         In June 1996 the Company purchased approximately 27 acres of vacant land in Vernon Hills, Illinois, upon which it constructed a combined telemarketing, warehouse, showroom and corporate office facility. Construction of the Vernon Hills facility was completed in July 1997, at which time the Company relocated to the new facility and vacated the Buffalo Grove facility.

         As of December 31, 1997 the Company has incurred approximately $23.9 million of total costs for the new facility, including $6.1 million for land acquisition and $17.8 million for construction, equipment and furnishings. The remaining balance in the construction-in-progress account includes construction of separate internal projects at the new facility, unrelated to the initial construction.

         In March 1998 the Company acquired approximately 18 acres of vacant land contiguous to its Vernon Hills facility for $4.3 million. The
         Company now owns approximately 45 total acres, of which approximately 32 are vacant and available for future expansion.

5.       Financing Arrangements

         The Company has an aggregate $30 million available pursuant to unsecured lines of credit with two financial institutions expiring in June 1998. Borrowings under one of the lines bear interest at the prime rate less 2 1/2%, LIBOR rate plus 1/2% or the federal funds rate plus 1/2%, as determined by the Company. Borrowings under the second credit facility bear interest at the prime rate less 2 1/2%, LIBOR rate plus .45% or the federal funds rate plus .45%, as determined by the Company. At December 31, 1997, there were no borrowings from these credit facilities.

         In December 1997 the Company established a stand-by letter of credit for approximately $850,000 related to improvements to the Vernon Hills facility. The Company has pledged a U.S. Treasury Note, included in investments held-to-maturity, with a face value of $1.1 million as collateral for the letter of credit.

6.       Trade Financing Agreements

         The Company has entered into security agreements with certain financial institutions ("Flooring Companies") in order to facilitate the purchase of inventory from various suppliers under certain terms and conditions. The agreements allow for a maximum credit line of $24.0 million collateralized by inventory purchases financed by the Flooring Companies. At December 31, 1997 and 1996, the Company owed the Flooring Companies a total of approximately $7.2 million and $7.4 million, respectively, which is included in trade accounts payable.

7.       Stock Option Exercise and  Public Offerings of Common Stock


         The Company filed a Registration Statement on Form S-3, which was effective on February 21, 1997, pursuant to which certain Company employees sold an aggregate of 632,064 shares of the Company's common stock. The shares sold included 136,437 shares received by participants upon exercise of options under the MPK Stock Option Plan and 132,064 shares received by participants of the MPK Restricted Stock Plan pursuant to the vesting modification discussed in Note 10. The exercise and vesting of the shares pursuant to the MPK Stock Option Plan and MPK Restricted Stock Plan resulted in the realization by the Company of a tax benefit of $6.2 million in 1997, of which $334,000 was previously recorded in deferred taxes. The incremental tax benefit of $5.8 million was recorded to paid-in capital.

         On August 3, 1995, the Company sold 825,000 shares of its newly issued common stock at $32.83 per share in an underwritten public offering. Net proceeds to the Company after underwriting discount and other offering expenses were approximately $25.8 million. Concurrent with the sale of shares by the Company, 1,237,500 shares, of common stock were sold by certain selling shareholders in the offering, including approximately 900,000 shares sold by the majority shareholder and approximately 337,500 shares sold by certain officers. The shares sold by certain officers were obtained through the exercise of options pursuant to the MPK Stock Option Plan (Note 10). The exercise of such options by the certain officers resulted in the realization by the Company of a tax benefit of $4,323,000 in 1995, of which $296,000 was previously recorded in deferred taxes. The incremental tax benefit of $4.0 million was recorded to paid-in capital.

8.       Operating Leases and Exit Accrual

         The Company is obligated under a lease agreement through December 31, 2003 for its vacated Buffalo Grove distribution center and office facility. The Company recorded a $4.0 million pre-tax non-recurring charge to operating results for exit costs relating to the Buffalo Grove facility in the first quarter of 1996. The exit costs consist primarily of the estimated cost to the Company of subleasing the vacated facility, including holding costs, the estimated costs of restoring the building to its original condition and certain asset write-offs resulting from the relocation. During 1997 the Company charged approximately $974,000 against the exit accrual, including $505,000 of assets written off and $469,000 in cash payments for rent, real estate taxes and restoration of the Buffalo Grove facility. In addition, various accruals for operating costs related to the vacated facility totaling $378,000 were reclassified to the exit liability during 1997. The Company has vacated and is attempting to sublease the Buffalo Grove facility. There is no assurance that the remaining exit liability of $3.4 million at December 31, 1997 will be adequate to cover actual costs should the Company's actual experience in subleasing the facility differ from the assumptions used in calculating the exit charge.

         The Company is also obligated under a lease agreement for its Chicago showroom which expires on June 30, 2001. In addition to the Chicago showroom rental costs, the Company is subject to a proportionate share of any increase in real estate taxes and operating costs over a certain amount per square foot.

         For the years ended December 31, 1997, 1996 and 1995 rent expense was $540,000, $923,000 and $993,000, respectively. Additionally, in 1997 $379,000 of rental payments were charged to the exit liability. Minimum future rentals are as follows (in thousands):

               Years Ended December 31,                       Amount
               ------------------------                     ----------
               1998                                         $      955
               1999                                              1,028
               2000                                              1,028
               2001                                                931
               2002                                                873
               Thereafter                                          873
                                                            ----------
                                                            $    5,688
                                                            ==========

9.       Income Taxes

         Components of the provision (benefit) for income taxes for the years ended December 31, 1997, 1996 and 1995 consist of (in thousands):

               Current:                        1997         1996         1995
                                             --------     --------     --------
                  Federal                    $ 28,630     $ 20,978     $ 10,906
                  State                         6,228        4,734        2,495
                                             --------     --------     --------
                                               34,858       25,712       13,401
               Deferred                        (1,351)      (3,228)        (462)
                                             --------     --------     --------

               Provision for income taxes    $ 33,507     $ 22,484     $ 12,939
                                             ========     ========     ========

         The current income tax liabilities for 1997 and 1995 were reduced by $5,835,000 and $4,027,000, respectively, for tax benefits recorded directly to paid-in capital relating to the exercise and vesting of shares pursuant to the MPK Stock Option Plan and MPK Restricted Stock Plan.

         The reconciliation between the statutory tax rate expressed as a percentage of income before income taxes and the actual effective tax rate for 1997, 1996 and 1995 is as follows:

                                                   1997       1996       1995
                                                  ------     ------     ------
         Statutory federal income tax rate        35.0 %     35.0 %     35.0 %
         State taxes, net of federal benefit       4.6        4.7        4.7
         Other                                     0.1       (0.2)      (0.5)
                                                  ------     ------     ------

                                                  39.7 %     39.5 %     39.2 %
                                                  ======     ======     ======

         The tax effect of temporary differences that give rise to the net deferred income tax asset at December 31, 1997 and 1996 are presented below (in thousands):

                                                    1997             1996
                                                ------------     ------------
         Current:
            Accounts receivable                 $      1,385     $        993
            Merchandise inventory                        344              181
            Accrued expenses                           1,858            1,084
                                                ------------     ------------
                                                       3,587            2,258
                                                ------------     ------------
         Non-current:
            Employee benefit plans                     3,800            3,682
            Exit charge                                1,322            1,555
            Other                                        508              371
                                                ------------     ------------
                                                       5,630            5,608
                                                ------------     ------------
                                                $      9,217     $      7,866
                                                ============     ============

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

10.      Stock-Based Compensation

         CDW Stock Option Plans

         The Company has established certain stock-based compensation plans for the benefit of its directors and employees. Pursuant to these plans the Company has reserved a total of 4,109,377 common shares for stock option grants. The plans generally include vesting requirements from 3 to 10 years and option lives of 20 years. Options may be granted at exercise prices ranging from $0.01 to the market price of the common stock at the date of grant.

         Option activity for the years ended December 31, 1995, 1996 and 1997 was as follows:

                                                                       Weighted-Average         Options
                                                         Shares         Exercise Price        Exercisable
                                                      ------------     ----------------       -----------

             Balance at January 1, 1995                    240,282     $          21.80                 -

             Options granted                               331,841                26.81
             Options exercised                                   -                    -
             Options forfeited                              34,313                23.02
                                                      ------------     ----------------       -----------

             Balance at December 31, 1995                  537,810                24.81                 -
                                                      ------------     ----------------       -----------

             Options granted                               590,685                56.10
             Options exercised                                   -                    -
             Options forfeited                              74,151                24.93
                                                      ------------     ----------------       -----------

             Balance at December 31, 1996                1,054,344                42.33                 -
                                                      ------------     ----------------       -----------

             Options granted                               859,759                52.33
             Options exercised                                   -                    -
             Options forfeited                              82,184                47.51
                                                      ------------     ----------------       -----------

             Balance at December 31, 1997                1,831,919     $          46.79            44,737
                                                      ============     ================       ===========

         For the years ended December 31, 1997, 1996 and 1995, the weighted-average fair value of options granted with an exercise price equal to market price was $36.18, $41.99 and $13.44, respectively, and the weighted-average fair value of options granted with an exercise price below market price was $52.12, $42.40 and none, respectively.


         The following table summarizes the status of outstanding stock options as of December 31, 1997:


                                             Options Outstanding                         Options Exercisable
                               -------------------------------------------------    -----------------------------
                                              Weighted-Average
                                Number of        Remaining          Weighted-        Number of       Weighted-
              Range of           Options      Contractual Life       Average          Options         Average
           Exercise Prices     Outstanding       (in years)       Exercise Price    Exercisable    Exercise Price
          -----------------    -----------    ----------------    --------------    -----------    --------------
          $0.01                     23,794                19.6    $         0.01              -                 -

          $9.33 - $13.00            16,500                17.0             11.38          3,000              9.33

          $22.75 - $27.00          430,154                18.0             25.31         41,737             22.75

          $40.00 - $59.31        1,361,471                19.5             54.82              -                 -
          -----------------    -----------    ----------------    --------------    -----------    --------------

          $0.01 - $59.31         1,831,919                19.1    $        46.79         44,737             21.85
          =================    ===========    ================    ==============    ===========    ==============


         Had the Company elected to apply the provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" (SFAS 123) regarding recognition of compensation expense to the extent of the calculated fair value of stock options granted in 1997, 1996 and 1995, reported net income and earnings per share would have been reduced as follows:


                                                                     (in 000's, except per share amounts)
                                                                  1997               1996               1995
                                                             --------------     --------------     --------------

         Net income, as reported                             $       51,001     $       34,400     $       20,059
         Pro forma net income                                $       48,573     $       33,931     $       20,050

         Basic earnings per share, as reported               $         2.37     $         1.60     $         0.95
         Diluted earnings per share, as reported             $         2.35     $         1.58     $         0.95

         Pro forma basic earnings per share                  $         2.26     $         1.58     $         0.93
         Pro forma diluted earnings per share                $         2.25     $         1.56     $         0.95


         The effects of applying SFAS 123 in the above pro forma disclosure are not likely to be representative of the effects disclosed in future years because the proforma calculations exclude stock options granted before 1995.

         For purposes of the SFAS 123 pro forma net income and earnings per share calculation, the fair value of each option grant is estimated as of the date of grant using the Black-Scholes option-pricing model. The weighted-average assumptions used in determining fair value as disclosed for SFAS 123 are shown in the following table:

                                                1997         1996         1995
                                               ------       ------       ------
           Risk-free interest rate              5.5 %        6.6 %        6.4 %
           Dividend yield                       0.0 %        0.0 %        0.0 %
           Option life (years)                  9.9         10.3          4.9
           Stock price volatility              51.7 %       48.2 %       48.2 %



         MPK Stock Option Plan

         Effective December 31, 1992, the Company's current majority shareholder established the MPK Stock Option Plan pursuant to which he granted non-forfeitable options to certain officers to purchase 4,143,375 shares of common stock owned by him at an exercise price of $.017 per share. Options for approximately 462,000, 338,000 and 337,500 shares were exercised and the resulting shares were sold pursuant to secondary offerings in June 1994, August 1995 and February 1997, respectively. Options for 514,207 shares are exercisable as of December 31, 1997 and the remaining 2,693,194 options are exercisable at the rate of 621,506 on each December 31 hereafter until all options are exercisable. The options have a 20 year life. The number of options exercisable increase proportionately to shares, if any, sold by the majority shareholder.

         MPK Restricted Stock Plan

         Effective upon the closing of the initial public offering, the current majority shareholder established the MPK Restricted Stock Plan. Pursuant to this plan, the majority shareholder allocated 668,604 shares of his common stock to be held in escrow for the benefit of those persons employed by the Company as of December 31, 1992. The number of shares allocated to each employee was dependent upon the employee's years of service and salary history. As a result of these grants, which provided for vesting based upon continuous employment with the Company or its subsidiary through January 1, 2000, the Company recorded a capital contribution and offsetting deferred charge of approximately $2.8 million for unearned compensation equal to the number of shares granted, times $4.17 per share. The deferred charge is classified in the equity section of the consolidated balance sheet of the Company as unearned compensation and is being amortized on a straight-line basis over the vesting period. As of December 31, 1997, 126,237 shares have been forfeited for which the Company has recorded a reduction of both unearned compensation and paid-in capital, in addition to reducing the amortization of unearned compensation accordingly.

         The Company filed a Registration Statement on Form S-3, which was effective on February 7, 1997, to modify the terms of the MPK Restricted Stock Plan and provide participants the option to accelerate the vesting on 25% of their shares in exchange for the extension of the vesting period on their remaining shares through 2003. Under the terms of this modification, participants who elected the acceleration were granted options by the Company equal to the number of shares which became vested with an exercise price of $59.00 per share, the market price of the stock on the acceleration date. Participants elected accelerated vesting under this modification for 132,064 shares.

         As of December 31, 1997, 26,535 shares remain outstanding under the original terms and vest on January 1, 2000 and 383,768 shares remain outstanding under the modified terms and vest 25% each year beginning on January 1, 2000.

11.      Earnings Per Share

         The Company has outstanding at December 31, 1997 common shares totaling approximately 21,525,000. The Company has also granted options to purchase common shares to the coworkers of the Company as discussed in
         Note 10. These options have a dilutive effect on the calculation of earnings per share. The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations as required by SFAS 128.


                                                                                 Years ended December 31,
                                                                        ----------------------------------------
                                                                           1997           1996           1995
                                                                        ----------     ----------     ----------
           BASIC EARNINGS PER SHARE:
           Income available to
                common shareholders (numerator)                         $   51,001     $   34,400     $   20,059
                                                                        ==========     ==========     ==========
           Weighted average common
                shares outstanding (denominator)                            21,525         21,525         21,026
                                                                        ==========     ==========     ==========
           Basic earnings per share                                     $     2.37           1.60           0.95
                                                                        ==========     ==========     ==========

           DILUTED EARNINGS PER SHARE:
           Income available to
                common shareholders (numerator)                         $   51,001         34,400         20,059
                                                                        ==========     ==========     ==========
           Weighted average common
                shares outstanding                                          21,525         21,525         21,026
           Effect of dilutive securities:
                Options on common stock                                        179            260             54
                                                                        ----------     ----------     ----------
           Total common  shares and  dilutive  securities (denominator)     21,704         21,785         21,080
                                                                        ==========     ==========     ==========
           Diluted earnings per share                                   $     2.35           1.58           0.95
                                                                        ==========     ==========     ==========

12.      Profit Sharing and 401(k) Plan

         The Company has a profit sharing plan which includes a salary reduction feature established under the Internal Revenue Code Section 401(k) covering substantially all employees. Contributions by the Company to the profit sharing plan are determined at the discretion of the Board of Directors. For the years ended December 31, 1997, 1996 and 1995, the Company's profit sharing expense was approximately $1,066,000, $662,000 and $560,000, respectively.

13.      Contingencies

         The Company and its majority shareholder are defendants in a lawsuit filed by a former shareholder. The suit requests actual and punitive damages of which the amount cannot be readily determined. The Company and its majority shareholder believe the suit to be without merit and are vigorously defending against this action. The lawsuit is currently pending in the Federal District Court for the Northern District of Illinois, after the remand on Plaintiff's appeal of the case's dismissal by the trial court for being filed untimely and the Court's lack of jurisdiction. The outcome of the appeal and the case cannot be readily ascertained at this time. The majority shareholder has agreed to indemnify and reimburse the Company for all damages and expenses, net of tax benefits received by the Company, related to this action. For the years ended December 31, 1997, 1996 and 1995, the Company and majority shareholder have incurred legal expenses of approximately $379,000, $133,000 and $140,000, respectively, which have been assumed by the majority shareholder. These legal expenses are recorded as a selling and administrative expense and the reimbursement, net of tax, is recorded as an increase to paid-in capital. Although the majority shareholder has agreed to indemnify the Company for all expenses or settlements, if any, in connection with the suit, the Company will continue to record such expenses or settlements, if any, as an expense with an offsetting increase to paid-in capital, net of tax effects.

14.      Selected Quarterly Financial Data (Unaudited)

         The following information is for the years ended December 31, 1997 and 1996 (in thousands, except per share data):


                              First        Second         Third        Fourth
                             Quarter       Quarter       Quarter       Quarter
                            ----------    ----------    ----------    ----------

DECEMBER 31, 1997
Net sales                   $  297,777    $  304,545    $  323,901    $  350,706
Gross profit                    39,943        41,657        42,980        46,225
Income before income taxes      18,822        21,043        21,543        23,100
Net income                      11,359        12,700        13,001        13,941
Earnings per Share:
  Basic                     $     0.53    $     0.59    $     0.60    $     0.65
  Diluted                   $     0.52    $     0.59    $     0.60    $     0.64

DECEMBER 31, 1996
Net sales                   $  206,705    $  218,687    $  240,330    $  262,173
Gross profit                    26,647        29,616        31,586        34,633
Income before income taxes       9,072        13,859        16,132        17,821
Net income                       5,534         8,494         9,679        10,693
Earnings per Share:
  Basic                     $     0.26    $     0.39    $     0.45    $     0.50
  Diluted                   $     0.26    $     0.39    $     0.44    $     0.49

                        REPORT OF INDEPENDENT ACCOUNTANTS





To the Board of Directors
CDW Computer Centers, Inc.

Our report on the consolidated financial statements of CDW Computer Centers, Inc. and Subsidiary is included on page F-1 of this Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in the index on page 19 of this Form 10-K.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.


Coopers & Lybrand L.L.P.

Chicago, Illinois
January 22, 1998

                           CDW COMPUTER CENTERS, INC.

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                  years ended December 31, 1997, 1996 and 1995
                                 (in thousands)




                   Column A                       Column B              Column C               Column D         Column E
                   --------                      ----------     -------------------------     ----------       ----------

                                                 Balance at     Charged to     Charged to                      Balance at
                                                  Beginning     Costs and        Other                             End
                 Description                      of Period      Expenses       Accounts      Deductions        of Period
                 -----------                     ----------     ----------     ----------     ----------       ----------
Year ended  December  31, 1997
  Deducted in the balance  sheet from
  the asset to which it applies:
  Allowance for doubtful accounts                $    1,100     $    1,166     $        -     $      316 (a)   $    1,950
                                                 ----------     ----------     ----------     ----------       ----------

Year ended  December  31, 1996
  Deducted in the balance  sheet from the
  asset to which it applies:
  Allowance for doubtful accounts                $      625     $      517     $        -     $       42 (a)   $    1,100
                                                 ----------     ----------     ----------     ----------       ----------

Year ended  December  31, 1995
  Deducted in the balance  sheet
  from the asset to which it applies:
  Allowance for doubtful accounts                $      400     $      238     $        -     $       13 (a)   $      625
                                                 ----------     ----------     ----------     ----------       ----------



Note:

(a) Uncollectible items written off, less recoveries of items previously written off.