Form 10-Q
period 1998-03-31
CDW COMPUTER CENTERS INC
filed 1998-05-15
CIK 899171

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q
 (Mark One)

 X    QUARTERLY  REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---   EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998 OR

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

YES       X                                       NO
    --------------                                   --------------

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

YES                                               NO
    --------------                                   --------------

APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         AS OF MAY 15, 1998, 21,546,091 COMMON SHARES WERE OUTSTANDING.

                           CDW COMPUTER CENTERS, INC.

                                TABLE OF CONTENTS

                                                                      Page No.
                                                                    ------------

PART I.  FINANCIAL INFORMATION

         ITEM 1.  Financial Statements (unaudited):

                  Condensed Consolidated Balance Sheets -
                  March 31, 1998 and December 31, 1997                   1

                  Condensed Consolidated  Statements of Income -
                  Three months ended March 31, 1998 and 1997
                  and Twelve months ended March 31, 1998                 2

                  Condensed Consolidated Statement of Shareholders'
                  Equity - Three months ended March 31, 1998             3

                  Condensed Consolidated Statements of Cash Flows -
                  Three months ended March 31, 1998 and 1997             4

                  Notes to Condensed Consolidated Financial
                  Statements                                            5-8


         ITEM 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations         9-13


PART II. OTHER INFORMATION

         ITEM 1.  Legal Proceedings                                    13-14
         ITEM 6.  Exhibits and Reports on Form 8-K                      14

                  Signatures                                            15

PART I. FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS

                    CDW COMPUTER CENTERS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                 (in thousands)
                                   (unaudited)



                                                                March 31,             December 31,
                                                                  1998                    1997
                                                              -------------           ------------
ASSETS
Current assets :
      Cash and cash equivalents                                 $   9,480              $  18,233
      Marketable securities                                        58,476                 61,192
      Accounts receivable, net of allowance for doubtful
        accounts of $2,175 and $1,950, respectively                98,225                 87,524
      Miscellaneous receivables                                     5,432                  3,960
      Merchandise inventory                                        70,162                 61,941
      Prepaid expenses and other                                      941                    759
      Deferred income taxes                                         3,587                  3,587
                                                                ---------              ---------

         Total current assets                                     246,303                237,196

Property and equipment, net                                        31,606                 26,704
Deferred income taxes and other assets                              5,745                  5,741
                                                                ---------              ---------

          TOTAL ASSETS                                          $ 283,654              $ 269,641
                                                                =========              =========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities :
      Accounts payable                                          $  39,559              $  44,451
      Accrued expenses :
         Income Taxes                                              10,963                  5,504
         Compensation                                              10,299                 12,996
         Exit costs                                                 3,213                  3,391
         Other                                                      4,009                  3,433
                                                                ---------              ---------

          Total current liabilities                                68,043                 69,775
                                                                ---------              ---------

Commitments and contingencies

Shareholders' equity :

      Preferred shares, $1.00 par value; 5,000 shares
         authorized; none issued                                        -                      -
      Common shares, $ .01 par value; 75,000 shares
         authorized; 21,546 and 21,525 shares issued and
         outstanding, respectively                                     215                    215
      Paid-in capital                                              75,535                 74,680
      Retained earnings                                           141,188                126,418
      Unearned compensation                                        (1,327)                (1,447)
                                                                ---------              ---------
         Total shareholders' equity                               215,611                199,866
                                                                ---------              ---------

          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY            $ 283,654              $ 269,641
                                                                =========              =========

     The accompanying notes are an integral part of the consolidated financial statements

                    CDW COMPUTER CENTERS, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENT OF INCOME
                      (in thousands, except per share data)
                                   (unaudited)


                                                                                     Twelve Months
                                                        Three Months                    Ended
                                                       Ended March 31,                 March 31,
                                                  ------------------------           -------------

                                                     1998           1997                  1998
                                                  ---------      ---------             -----------


 Net sales                                        $ 384,591      $ 297,777             $ 1,363,743
 Cost of sales                                      335,444        257,834               1,183,734
                                                  ---------      ---------             -----------

 Gross profit                                        49,147         39,943                 180,009

 Selling and administrative expenses                 25,792         22,027                  94,080
                                                  ---------      ---------             -----------

 Income from operations                              23,355         17,916                  85,929

 Interest income                                      1,169            957                   4,471
 Other expense                                          (71)           (51)                   (261)
                                                  ---------      ---------             -----------

 Income before income taxes                          24,453         18,822                   90,139

 Income tax provision                                 9,683          7,463                   35,727
                                                  ---------      ---------              -----------

 Net income                                       $  14,770      $  11,359              $    54,412
                                                  =========      =========              ===========

 Earnings per share
   Basic                                          $    0.69      $    0.53              $      2.53
                                                  =========      =========              ===========
   Diluted                                        $    0.68      $    0.52              $      2.51
                                                  =========      =========              ===========

 Weighted average number of
 common shares outstanding
   Basic                                             21,546         21,525                   21,507
                                                  =========      =========              ===========
   Diluted                                           21,753         21,682                   21,678
                                                  =========      =========              ===========

     The accompanying notes are an integral part of the consolidated financial statements

                    CDW COMPUTER CENTERS, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                 (in thousands)
                                   (unaudited)


                                                                                                                         Total
                                               Common Stock                             Retained        Unearned      Shareholders'
                                             Shares     Amount     Paid-in Capital      Earnings      Compensation       Equity
                                             --------------------------------------------------------------------------------------
Balance at December 31, 1997                 21,525     $ 215       $  74,680          $ 126,418       $  (1,447)     $  199,866

MPK Restricted Stock Plan forfeitures             -         -              (1)                 -               1               -

Amortization of unearned compensation             -         -               -                  -             119             119

Proceeds from exercise of stock options          21         -             440                  -               -             440

Tax benefit from option transactions              -         -             351                  -               -             351

Capital contribution for legal costs assumed      -         -              65                  -               -              65
     by majority shareholder

Net income                                        -         -               -             14,770               -          14,770
                                             --------------------------------------------------------------------------------------

Balance at March 31, 1998                    21,546     $ 215       $  75,535          $ 141,188       $  (1,327)     $  215,611
                                             ======================================================================================


    The accompanying notes are an integral part of the consolidated financial statements

                    CDW COMPUTER CENTERS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)


                                                                                Three Months Ended March 31,
                                                                               -------------------------------
                                                                                 1998                   1997
                                                                               --------               --------
Cash flows from operating activities:

Net income                                                                     $ 14,770               $ 11,359

Adjustments to reconcile net income to net cash used in operating activities:

        Depreciation                                                              1,059                    526
        Accretion of marketable securities                                         (746)                  (205)
        Amortization of unearned compensation expense                               119                    126
        Legal fees assumed by majority shareholder                                   65                     34
        Deferred taxe expense                                                         -                    190
        Tax benefit from stock option exercise                                      351                  5,835


        Changes in assets and liabilities:
            Accounts receivable, net                                            (10,701)                (6,446)
            Miscellaneous receivables                                            (1,472)                   891
            Merchandise inventory                                                (8,221)               (20,741)
            Prepaid expenses and other assets                                      (186)                  (299)
            Accounts payable                                                     (4,892)                 3,807
            Accrued compensation                                                 (2,697)                (3,679)
            Accrued income taxes and other expenses                               6,035                 (1,216)
            Accrued exit charge                                                    (178)                   (50)
                                                                               --------               --------

        Net cash used in operating activities                                    (6,694)                (9,868)
                                                                               --------               --------

Cash flows from investing activities:

        Purchases of available-for-sale securities                               (6,000)                (4,575)
        Redemptions of available-for-sale securities                              7,250                  3,375
        Purchases of held-to-maturity securities                                (20,843)               (14,358)
        Redemptions of held-to-maturity securities                               23,055                 19,241
        Purchase of property and equipment                                       (5,961)                (3,207)
                                                                               --------               --------

        Net cash provided by/(used in) investing activities                      (2,499)                   476
                                                                               --------               --------

Cash flows from financing activities:

        Proceeds from exercise of stock options                                     440                      -
                                                                               --------               --------

        Net cash provided by financing activities                                   440                      -
                                                                               --------               --------

Net decrease in cash                                                             (8,753)                (9,392)

Cash and cash equivalents - beginning of period                                  18,233                 16,462
                                                                               --------               --------

Cash and cash equivalents - end of period                                      $  9,480               $  7,070
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

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

     The accompanying unaudited financial statements have been prepared in conformity with generally accepted accounting principles. Such principles were applied on a basis consistent with those reflected in the 1997 Annual Report on Form 10-K and documents incorporated therein as filed with the Securities and Exchange Commission. The accompanying financial data should be read in conjunction with the notes to consolidated financial statements contained in the 1997 Annual Report on Form 10-K and documents incorporated therein. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting solely of normal recurring accruals) necessary to present fairly the financial position of the Company as of March 31, 1998 and December 31, 1997, the results of operations for the three ended March 31, 1998 and 1997 and the twelve months ended March 31, 1998, the cash flows for the three months ended March 31, 1998 and 1997, and the changes in shareholders' equity for the three months ended March 31, 1998. The unaudited condensed consolidated statements of income for such interim periods are not necessarily indicative of results for the full year.

     The Company has adopted Statements of Financial Accounting Standards Nos. 130 and 131 (SFAS 130, SFAS 131), "Reporting Comprehensive Income" and "Disclosures about Segments of an Enterprise and Related Information". For the three months ended March 31, 1998 and 1997 the Company has no components of Comprehensive Income, as defined by SFAS 130, which are not contained in Net Income as reported on the accompanying Consolidated Statements of Income. The Company has determined that its current organizational structure does not meet the requirements for segmented reporting in accordance with SFAS 131.

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

Earnings Per Share

     Effective December 31, 1997 the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128). Accordingly, the Company has disclosed earnings per share calculated using both the basic and diluted methods for all periods presented. The implementation of SFAS 128 has no impact on the Company's earnings per share amounts as diluted earnings per share, as defined by SFAS 128, is consistent with earnings per common and common equivalent share as presented in previous periods. A reconciliation of basic and diluted per-share computations is included in Note 7 to the financial statements.

3.  MARKETABLE SECURITIES

     The amortized cost and estimated fair values of the Company's investments in marketable securities at March 31, 1998 were (in thousands):

                                                                                             Gross
                                                                                          Unrealized
                                                                                            Holding
                                                                 Estimated                ----------                 Amortized
                                                                 Fair Value         Gains           (Losses)            Cost
                                                                ------------     ------------     ------------    --------------
Security Type
-------------
Available-for-sale:
  Redemptive tax-exempt preferred stocks                        $      6,000     $        -        $        -       $      6,000
                                                                ----------------------------------------------------------------
Held to maturity:
  U.S. Government and U.S. Government Agency Securities               51,752              -               (50)            51,802
  Bonds of states, municipalities, and political subdivisions            675              1                 -                674
                                                                ----------------------------------------------------------------
  Total held-to-maturity                                              52,427              1               (50)            52,476
                                                                ----------------------------------------------------------------
Total marketable securities                                     $     58,427     $        1         $     (50)       $    58,476
                                                                ================================================================


     The Company's investments in securities held-to-maturity at March 31,1998 were all due in one year or less by contractual maturity. Estimated fair values of marketable securities are based on quoted market prices.

4.   CONTINGENCY

     The Company and its majority shareholder are defendants in a lawsuit filed by a former shareholder. The suit requests actual and punitive damages in an amount that cannot be readily determined. The Company and its majority shareholder believe the suit to be without merit and are vigorously defending against this action. The majority shareholder has agreed to indemnify and reimburse the Company for all damages and expenses, net of tax benefits received by the Company, related to this action. A trial date is currently set for November 1998, in the United States District Court for the Northern District of Illinois, Eastern Division for this matter.

     For the three months ended March 31, 1998 and 1997, the Company and majority shareholder have incurred legal expenses of approximately $108,000 and $53,000, respectively, which have been assumed by the majority shareholder. If the trial date proceeds as scheduled, it is likely that the Company will incur increased legal fees in relation to the trial. Although the majority shareholder has agreed to indemnify the Company for all expenses or settlements, if any, in connection with this suit, the Company will continue to record such expenses or settlements, if any, as an expense with an offsetting increase to paid-in capital, net of tax effects.

5.  RELOCATION & EXIT ACCRUAL

     In June 1996, the Company purchased approximately 27 acres of vacant land in Vernon Hills, Illinois, upon which it constructed a combined telemarketing, warehouse, showroom and corporate office facility. Construction of the Vernon Hills facility was completed in July 1997, at which time the Company relocated to the new facility and vacated the Buffalo Grove facility. The Company recorded a $4.0 million pre-tax non-recurring charge to operating results for exit costs relating to the Buffalo Grove facility in the first quarter of 1996. The exit costs consist primarily of the estimated cost to the Company of subleasing the vacated facility, including holding costs, the estimated costs of restoring the building to its original condition and certain asset write-offs resulting from the relocation. During the three months ended March 31, 1998 the Company charged approximately $178,000 against the exit accrual in cash payments for rent, real estate taxes and maintenance of the facility. The Company is attempting to sublease the Buffalo Grove facility. There is no assurance that remaining exit liability of $3.2 million at March 31, 1998 will be adequate to cover actual costs should the Company's actual experience in subleasing the facility differ from the assumptions used in calculating the exit charge.

     In March 1998, the Company acquired approximately 18 acres of vacant land contiguous to its Vernon Hills facility for $4.3 million. The Company now owns approximately 45 total acres, of which approximately 32 are vacant and available for future expansion. The Company commenced construction of a 100,000 square foot addition to its current warehouse facility. Construction is scheduled for completion by September 1998.

6.    FINANCING ARRANGEMENTS

     The Company has an aggregate $30 million available pursuant to unsecured lines of credit with two financial institutions expiring in June 1998, at which time the Company intends to renew the lines. Borrowings under one of the credit facilities bear interest at the prime rate less 2 1/2%, LIBOR plus 1/2% or the federal funds rate plus 1/2%, as determined by the Company. Borrowings under the second credit facility bear interest at the prime rate less 2 1/2%, LIBOR plus
 .45% or the federal funds rate plus .45%, as determined by the Company. At March 31, 1998, there were no borrowings against either of the credit facilities.

7.    EARNINGS PER SHARE

     The Company has outstanding at March 31, 1998 common shares totaling approximately 21,546,000. The Company has also granted options to purchase common shares to the directors and coworkers of the Company under several stock option plans. These options have a dilutive effect on the calculation of earnings per share. The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations as required by SFAS 128.


                                                               Three Months Ended                Twelve Months
                                                                    March 31,                    Ended March 31,
                                                               1998             1997                  1998
                                                           -----------      ----------           ---------------

           BASIC EARNINGS PER SHARE:
           Income available to
                common shareholders (numerator)            $    14,770      $    11,359            $    54,412
                                                           ===========      ===========            ===========
           Weighted average common
                shares outstanding (denominator)                21,546           21,525                 21,507
                                                           ===========      ===========            ===========
           Basic earnings per share                        $      0.69      $      0.53            $      2.53
                                                           ===========      ===========            ===========

           DILUTED EARNINGS PER SHARE:
           Income available to
                common shareholders (numerator)            $    14,770      $    11,359            $    54,412
                                                           ===========      ===========            ===========
           Weighted average common
                shares outstanding                              21,546           21,525                 21,507
           Effect of dilutive securities:
                Options on common stock                            207              157                    171
                                                           -----------      -----------            -----------
           Total common shares and dilutive securities
           (denominator)                                        21,753           21,682                 21,678
                                                           ===========      ===========            ===========
           Diluted earnings per share                      $      0.68      $      0.52            $      2.51
                                                           ===========      ===========            ===========

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


FINANCIAL INFORMATION                       Percentage of Net Sales
                                          Three Months Ended March 31,
                                          ----------------------------
                                             1998             1997
                                           --------         --------

Net sales                                   100.0 %          100.0 %
Cost of sales                                87.2             86.6
                                             ----             ----
Gross profit                                 12.8             13.4
Selling and administrative expenses           6.7              7.4
                                              ---              ---
Income from operations                        6.1              6.0
Other income, net                             0.3              0.3
                                              ---              ---
Income before income taxes                    6.4              6.3
Income tax provision                          2.6              2.5
                                              ---              ---
Net income                                    3.8 %            3.8 %
                                              ===              ===



OPERATING STATISTICS                                      Three Months Ended
                                                               March 31,
                                                       ------------------------
                                                         1998            1997
                                                       --------        --------
Number of orders shipped                                578,249         445,181
Average order size                                     $    665        $    669
Customers serviced                                      229,000         200,000
Number of account managers, end of period                   476             329
Inventory turns                                              20              20

     The following table presents net sales by product line as a percentage of total net sales as well as the comparative growth rates in both units and dollars for each of the periods noted. Product classifications are based upon internal product code classifications and is retroactively adjusted for the addition of new categories but not for changes in individual product categorization.

THREE MONTHS ENDED                                          COMPARATIVE UNIT
MARCH 31, 1998                   PRODUCT MIX                    GROWTH
---------------------------    ----------------             ----------------
                               1998        1997             1998        1997
                               ----        ----             ----        ----
Notebooks & Laptops            20.2 %      24.2 %           16.7 %      52.9 %
Desktop Computers              15.6        13.2             88.2        86.3
Printers                       13.4        11.9             55.7        49.6
Software                       12.8        12.9             24.1        53.9
Data Storage Devices           11.2        10.5             22.3        72.3
Network & Communications
Products                        8.5         8.8             91.1        15.6
Monitors & Video Products       8.3         8.1             49.4        63.2
Add-On Boards & Memory          4.5         4.6             25.2       113.1
Input Devices                   2.9         3.0             29.0        53.2
Multi-Media Devices             2.1         2.1             64.7        63.8
Other Accessories               0.5         0.7              3.7       167.6
                               ----        ----             ----        ----
Total                         100.0  %    100.0  %          35.8  %    100.0  %
                              =====       =====            =====       =====


THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THREE MONTHS ENDED MARCH 31, 1997

     Net sales for the first quarter of 1998 increased 29.2% to a record $384.6 million compared to $297.8 million in the first quarter of 1997. The Company's average order size remained relatively unchanged at $665 per order while orders shipped in the quarter increased 29.9% to 578,000. The number of customers serviced for the three months ended March 31, 1998 grew 14.4% to 229,000 from 200,000 for the three months ended March 31, 1997 and average sales per customer increased 12.9%.

     The growth in net sales is primarily attributable to the growth in the number of active customers, manufacturer price reductions, the expansion of marketing efforts, new product offerings and an increase in the number of account managers. New pricing initiatives by several large desktop CPU manufacturers, directed towards the small to medium sized business market, drove desktop computer growth of 88% in unit volume and 53% in sales volume for the three months ended March 31, 1998 compared to the three months ended March 31, 1997. Notebook computers remained the largest selling product category at 20% of net sales and grew 3% in dollar sales volume over the prior year, while unit volume grew 17%.

     The average selling price of desktop and notebook CPU's decreased 20.3% and 11.5%, respectively, from the first quarter of 1997. The Company believes there may be additional decreases in prices for personal computers and related products. Such decreases require the Company to sell more units in order to maintain or increase the level of sales. Should future manufacturer price reductions or the Company's marketing efforts fail to increase the level of unit sales, the Company's sales growth rate and operating results could be adversely affected. Sales of Compaq, Hewlett Packard, IBM, Microsoft and Toshiba products comprise a substantial portion of the Company's sales. The loss of any of these, or any other key vendors, could have an adverse affect on the Company's results from operations. The statement concerning future sales and results from operations are forward looking statements that involve certain risks and uncertainties such as stated above.

     The fastest growing product categories in terms of sales dollars in the first quarter of 1998 were desktop computers at 53%, printers at 46%, data storage devices at 38%, monitors and video products at 32% and multi-media devices at 29%. Demand for certain products offered by the Company, and the growth of certain product categories, are driven by advances in technology and the development of new products and applications by the industry manufacturers, and acceptance of these new technologies and products by end-users. Any slowdown in the rate of technological advancement and new product development by industry manufacturers, including delays, if any, in the introduction of Windows '98 by Microsoft, could have a material adverse effect on the Company's future sales growth.

     Gross profit decreased as a percentage of net sales to 12.8% for the three months ended March 31, 1998, compared to 13.4% for the three months ended March 31, 1997. The decrease in gross profit as a percentage of net sales is primarily the result of lower selling margins achieved on certain product lines, lower levels of rebates from vendors and increased shipping costs. On a forward-looking basis, it is likely that the gross profit margin achieved will be less than 13%, and could be less than the 12.8% achieved in the most recent quarter.

     The statements concerning future sales and gross profit are forward looking statements that involve certain risks and uncertainties such as the continued participation by vendors in price protection and rebate programs, product mix, market conditions and other factors which could result in a fluctuation of gross margins below recent experience. Vendor support programs, are at the discretion of the vendor and many of these programs are dependent on achieving certain goals and objectives. Accordingly, there is no certainty that such programs will continue at their current levels or that the established goals and objectives will be attained.

     Selling and administrative expenses, which include net advertising expense, the executive incentive bonus pool, shareholder legal and other selling administrative expenses, decreased to 6.7% of net sales in the first quarter of 1998 versus 7.4% in the first quarter of 1997.

     Net advertising expense decreased as a percentage of net sales to 0.8% from 1.3% for the three months ended March 31, 1998 and 1997, respectively. Gross advertising expense decreased to 3.3% of net sales for the three months ended March 31, 1998 versus 3.5% for the three months ended March 31, 1997 due to modest increases in catalog circulation and a decrease in print advertising in national trade magazines. Cooperative advertising reimbursements as a percentage of net sales increased to 2.5% of net sales due to a combination of factors including changes to billing rates, increased participation by vendors and new and expanded catalog formats. The cooperative advertising reimbursement rate may fluctuate in future quarters depending on the level of vendor participation achieved and collection experience. Based upon the Company's current plans, future levels of net advertising expense as a percentage of net sales are likely to be relatively consistent with or higher than the level achieved in the first quarter of 1998. The statement concerning future advertising expense is a forward looking statement that involves certain risks and uncertainties including the ability to identify and implement cost effective incremental advertising and marketing programs as well as the continued participation of vendors in the cooperative advertising reimbursement program.

     The executive incentive bonus pool decreased $1.8 million to $546,000 and 0.14% as a percentage of net sales for the three months ended March 31, 1998 from $2.3 million and 0.79% of net sales in 1997. Of the $1.8 million decrease in the bonus pool from the prior year, $800,000 is due to the $4.0 million exit charge recorded in the first quarter of 1996, which effectively increased the pool by $800,000 in the first quarter of 1997, $818,000 is due to a lower level of growth in operating income and the remaining $182,000 is due to the change in the bonus pool rate. For the current year the Compensation and Stock Option Committee has established the bonus pool at 15% of the increase in operating income over the prior year, versus 20% in prior periods.

     Legal costs incurred by the majority shareholder for the three months ended March 31, 1998 and 1997, in connection with the lawsuit filed by a former shareholder were $108,000 and $53,000, respectively. A trial date has been set for November 1998 for this case. If the trial date proceeds as scheduled it is likely that legal costs incurred by the Company regarding this matter will increase as the trial date approaches. Although the majority shareholder has agreed to indemnify the Company for all expenses or settlements, if any, incurred in connection with this suit, the Company will continue to record such expenses or settlements, if any, as an expense with an offsetting increase to paid-in capital, net of tax effects.

     Other selling and administrative costs increased to 5.8% of net sales in the three months ended March 31, 1998 from 5.3% in the prior year period due primarily to increases in payroll and occupancy. The increase in payroll costs is due, in part, to increased investment in the recruiting and training of new account managers. The Company continues to recruit and train new account managers through CDW University. As of March 31, 1998 there were 476 account managers, an increase of 45% from 329 account managers as of March 31, 1997. In addition, there were approximately 70 account managers in various phases of training in CDW University at the end of the quarter.

     Interest income totaled $1.2 million for the three months ended March 31, 1998 compared to $957,000 for the three months ended March 31, 1997. The increase is due primarily to a combination of slightly higher levels of marketable securities and higher interest rates during the period.

     The effective income tax rate, expressed as a percentage of income before income taxes, decreased to 39.6% for the three months ended March 31, 1998 from 39.7% for the three months ended March 31, 1997.

     Net income for the three months ended March 31, 1998 was $14.8 million, a 30.0% increase over $11.4 million for the three months ended March 31, 1997. Diluted earnings per share was $0.68 and $0.52 for the three months ended March 31, 1998 and 1997, respectively, an increase of 30.8%.



LIQUIDITY AND CAPITAL RESOURCES

WORKING CAPITAL

     The  Company  has   historically   financed  its   operations  and  capital
expenditures primarily through cash flow from operations, short-term borrowings and public offerings of common stock.

     At March 31, 1998, the Company had cash, cash equivalents and marketable securities of $68.0 million and working capital of $178.3 million, representing a decrease of $11.5 million in cash, cash equivalents and marketable securities and an increase of $10.9 million in working capital from December 31, 1997.

     As of March 31, 1998 the Company had an aggregate $30.0 million available pursuant to unsecured credit facilities with two financial institutions expiring in June, 1998. Borrowings under one of the credit facilities bear interest at the prime rate less 2 1/2%, LIBOR plus 1/2% or the federal funds rate plus 1/2%, as determined by the Company. Borrowings under the second credit facility bear interest at the prime rate less 2 1/2%, LIBOR plus .45% or the federal funds rate plus .45%, as determined by the Company. At March 31, 1998 there were no borrowings against either of the credit facilities. The Company plans to renew each of the credit facilities in the second quarter of 1998.

     The Company's current primary and anticipated use of cash is to fund the growth in working capital and capital expenditures, including facilities expansion. The Company believes that the funds held in cash, cash equivalents and marketable securities, and funds available under the credit facilities will be sufficient to fund the Company's working capital and cash requirements at least through March 31, 1999.


CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 1998

     Net cash used in operating activities for the three months ended March 31, 1998 was $6.7 million. The primary factors which historically affect the Company's cash flows from operations are accounts receivable, merchandise inventory and accounts payable. The increase in accounts receivable resulted from increased sales volume, an increase in the percentage of net sales generated from open credit terms to business customers and a change in the Company's credit terms during June 1997 to net 30 days from net 10 days. Annualized inventory turnover was approximately 20 times for the first quarter of 1998, consistent with the first quarter of 1997. The decrease in accounts payable reflects timing of payments to vendors at the end of the respective periods. Prepaid expenses and other current assets increased $182,000 to approximately $941,000 as of March 31, 1998 and are primarily composed of paper purchased for future catalogs, prepaid income taxes and prepaid insurance premiums.

     Net cash used in investing activities for the three months ended March 31, 1998 was $2.5 million, including approximately $6.0 million used for capital expenditures. The capital expenditures made by the Company were primarily related to the purchase of additional land and machinery and equipment for the Vernon Hills facility.

     CERTAIN STATEMENTS INCLUDED IN MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS CONCERNING THE COMPANY'S SALES GROWTH, GROSS PROFIT AS A PERCENTAGE OF SALES, ADVERTISING EXPENSE AND COOPERATIVE ADVERTISING REIMBURSEMENTS ARE FORWARD-LOOKING STATEMENTS THAT INVOLVE CERTAIN RISKS AND UNCERTAINTIES, AS SPECIFIED HEREIN.


PART II       Other Information

ITEM 1.       Legal Proceedings

     As previously reported, the Company and Michael P. Krasny, the Company's majority shareholder, were defendants in a lawsuit filed in the United States District Court for the Northern District of Illinois, Eastern Division, in which suit a former shareholder, executive officer and director of the Company (the "Plaintiff") alleged violations of the federal securities laws, fraud and breach of fiduciary duty in connection with the Company's redemption of his stock in July 1990. (Reference is made to Item 3 of the Company's 1997 Annual Report on Form 10-K for a detailed discussion of the lawsuit.)

     On June 14, 1996, the District Court granted the motion to dismiss the Amended Complaint, with prejudice on the grounds that the securities law claim alleged in Count I was barred by the statute of limitations and it did not have jurisdiction over the state law claims alleged in Counts II and III. Mr. Marks appealed the District Court decision to the United States Court of Appeals for the Seventh Circuit. On July 28, 1997, the Court of Appeals reversed the District Court's ruling and remanded the matter back to the District Court for further proceedings. The Court of Appeals held, among other things, that the District Court improperly granted the motion to dismiss the Amended Complaint because it based its decision on inferences of fact inappropriate at this stage of the proceedings. The case is currently proceeding in the District Court. The Company and Mr. Krasny have answered the Amended Complaint. They denied any wrongdoing or liability on their part and asserted a number of affirmative defenses. The District Court recently ordered the parties to complete all outstanding discovery by August 1, 1998, and to file the necessary pretrial documents by August 21, 1998. The District Court has established a trial date in November 1998 for this matter.

     On June 10, 1997, Mr. Marks filed in the Circuit Court of the Nineteenth Judicial Circuit, Lake County, Illinois, a lawsuit alleging essentially the same fraud and breach of fiduciary duty claims asserted in the previously dismissed federal lawsuit. The Company and Mr. Krasny have answered the complaint and moved to strike a portion of the relief requested by Mr. Marks. In their answer to the Complaint, the Company and Mr. Krasny denied any wrongdoing or liability. This action was dismissed after the ruling by the Court of Appeals discussed above.

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


ITEM 6.   Exhibits and Reports on Form 8-K

     (a)   Exhibits:
              27 (a)  Financial Data Schedule (for the three months ended March 31, 1998)
              27 (b)  Financial Data Schedule (for the twelve months ended December 31, 1996)
              27 (c)  Financial Data Schedule (for the three months ended September 30, 1997)
              27 (d)  Financial Data Schedule (for the three months ended June 30, 1997)
              27 (e)  Financial Data Schedule (for the three months ended March 31, 1997)
              27 (f)  Financial Data Schedule (for the three months ended September 30, 1996)
              27 (g)  Financial Data Schedule (for the three months ended June 30, 1996)



    (b)   Reports on Form 8-K:

          There were no reports on Form 8-K filed for the three months ended March 31, 1998.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  CDW Computer Centers, Inc.
                                                  --------------------------
                                                  (Registrant)


     Date       May 15, 1998                      /s/ Harry J. Harczak, Jr.
               -------------                      ----------------------------
                                                  Harry J. Harczak, Jr.
                                                  Chief Financial Officer

     Date       May 15, 1998                      /s/ Daniel F. Callen
               -------------                      -----------------------------
                                                  Daniel F. Callen
                                                  Chief Accounting Officer