Form 10-Q
period 1998-06-30
CDW COMPUTER CENTERS INC
filed 1998-08-17
CIK 899171

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q
 (Mark One)

 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES --- EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998 OR

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

         AS OF AUGUST 14, 1998, 21,546,441 COMMON SHARES WERE OUTSTANDING.

                           CDW COMPUTER CENTERS, INC.

                                TABLE OF CONTENTS

                                                                      Page No.
                                                                    ------------

PART I.  FINANCIAL INFORMATION

         ITEM 1.  Financial Statements (unaudited):

                  Condensed Consolidated Balance Sheets -
                  June 30, 1998 and December 31, 1997                    1

                  Condensed Consolidated  Statements of Income -
                  Three and Six months ended June 30, 1998 and 1997      2

                  Condensed Consolidated Statement of Shareholders'
                  Equity - Three months ended June 30, 1998              3

                  Condensed Consolidated Statements of Cash Flows -
                  Six months ended June 30, 1998 and 1997                4

                  Notes to Condensed Consolidated Financial
                  Statements                                            5-8


         ITEM 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations         9-15


PART II. OTHER INFORMATION

         ITEM 1.  Legal Proceedings                                     16
         ITEM 4.  Submission of Matters to a Vote of Security Holders   17
         ITEM 6.  Exhibits and Reports on Form 8-K                      17

                  Signatures                                            18

PART I. FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS

                  CDW COMPUTER CENTERS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                 (in thousands)
                                   (unaudited)



                                                                 June 30,             December 31,
                                                                  1998                    1997
                                                              -------------           ------------
ASSETS
Current assets :
      Cash and cash equivalents                                 $  23,676              $  18,233
      Marketable securities                                        58,569                 61,192
      Accounts receivable, net of allowance for doubtful
        accounts of $2,475 and $1,950, respectively               119,427                 87,524
      Miscellaneous receivables                                     4,975                  3,960
      Merchandise inventory                                        48,946                 61,941
      Prepaid expenses and other                                      889                    759
      Deferred income taxes                                         3,587                  3,587
                                                                ---------              ---------

         Total current assets                                     260,069                237,196

Property and equipment, net                                        32,073                 26,704
Deferred income taxes and other assets                              5,747                  5,741
                                                                ---------              ---------

          TOTAL ASSETS                                          $ 297,889              $ 269,641
                                                                =========              =========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities :
      Accounts payable                                          $  46,758              $  44,451
      Accrued expenses :
         Compensation                                              10,803                 12,996
         Exit costs                                                 3,055                  3,391
         Income taxes                                               1,483                  5,054
         Other                                                      4,249                  3,433
                                                                ---------              ---------

          Total current liabilities                                66,348                 69,775
                                                                ---------              ---------

Commitments and contingencies

Shareholders' equity :

      Preferred shares, $1.00 par value; 5,000 shares
         authorized; none issued                                        -                      -
      Common shares, $ .01 par value; 75,000 shares
         authorized; 21,546 and 21,525 shares issued and
         outstanding, respectively                                    215                    215
      Paid-in capital                                              75,759                 74,680
      Retained earnings                                           156,776                126,418
      Unearned compensation                                        (1,209)                (1,447)
                                                                ---------              ---------
         Total shareholders' equity                               231,541                199,866
                                                                ---------              ---------

          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY            $ 297,889              $ 269,641
                                                                =========              =========

     The accompanying notes are an integral part of the consolidated financial statements

                   CDW COMPUTER CENTERS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
                      (in thousands, except per share data)
                                   (unaudited)


                                                        Three Months                             Six Months
                                                       Ended June 30,                          Ended June 30,
                                                  ------------------------               ------------------------

                                                     1998           1997                    1998           1997
                                                  ---------      ---------               ---------      ---------


 Net sales                                        $ 408,945      $ 304,545               $ 793,536      $ 602,322
 Cost of sales                                      357,238        262,888                 692,682        520,722
                                                  ---------      ---------               ---------      ---------

 Gross profit                                        51,707         41,657                 100,854         81,600

 Selling and administrative expenses                 26,851         21,586                  52,643         43,613
                                                   ---------      ---------               ---------      ---------

 Income from operations                              24,856         20,071                  48,211         37,987

 Interest income                                      1,042          1,032                   2,211          1,989
 Other income (expense), net                            (91)           (60)                   (162)          (111)
                                                  ---------      ---------               ---------      ---------

 Income before income taxes                          25,807         21,043                   50,260        39,865

 Income tax provision                                10,219          8,343                   19,902        15,806
                                                  ---------      ---------                ---------     ---------

 Net income                                       $  15,588      $  12,700                $  30,358     $  24,059
                                                  =========      =========                =========     =========

 Earnings per share
    Basic                                         $    0.72      $    0.59                $    1.41     $    1.12
                                                  =========      =========                =========     =========
    Diluted                                       $    0.72      $    0.59                $    1.40     $    1.11
                                                  =========      =========                =========     =========

 Weighted average number of
 common shares outstanding
    Basic                                            21,546         21,525                   21,546        21,525
                                                  =========      =========                =========     =========
    Diluted                                          21,682         21,673                   21,718        21,677
                                                  =========      =========                =========     =========

     The accompanying notes are an integral part of the consolidated financial statements

                   CDW COMPUTER CENTERS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                 (in thousands)
                                   (unaudited)


                                                                                                                         Total
                                               Common Stock                             Retained        Unearned      Shareholders'
                                             Shares     Amount     Paid-in Capital      Earnings      Compensation       Equity
                                             --------------------------------------------------------------------------------------
Balance at December 31, 1997                 21,525     $ 215       $  74,680          $ 126,418       $  (1,447)     $  199,866

MPK Restricted Stock Plan forfeitures             -         -              (1)                 -               1               -

Amortization of unearned compensation             -         -               -                  -             237             237

Proceeds from exercise of stock options          21         -             440                  -               -             440

Tax benefit from stock option exercises           -         -             359                  -               -             359

Capital contribution for legal costs assumed      -         -             281                  -               -             281
     by majority shareholder

Net income                                        -         -               -             30,358               -          30,358
                                             --------------------------------------------------------------------------------------

Balance at June 30, 1998                     21,546     $ 215       $  75,759          $ 156,776       $  (1,209)     $  231,541
                                             ======================================================================================


    The accompanying notes are an integral part of the consolidated financial statements

                  CDW COMPUTER CENTERS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)


                                                                                 Three Months Ended June 30,
                                                                               -------------------------------
                                                                                 1998                   1997
                                                                               --------               --------
Cash flows from operating activities:

Net income                                                                     $ 30,358               $ 24,059

Adjustments to reconcile net income to net cash provided by (used in) operating activities:

        Depreciation                                                              2,179                  1,008
        Accretion of marketable securities, net                                  (1,354)                  (606)
        Stock based compensation expense                                            237                    234
        Legal fees assumed by majority shareholder                                  281                     51
        Deferred taxe expense                                                         -                    190
        Tax benefit from stock option exercises                                     359                  5,835


        Changes in assets and liabilities:
            Accounts receivable, net                                            (31,903)                (8,521)
            Miscellaneous receivables                                            (1,015)                 1,942
            Merchandise inventory                                                12,995                 (5,550)
            Prepaid expenses and other assets                                      (136)                  (262)
            Accounts payable                                                      2,307                 (8,414)
            Accrued compensation                                                 (2,193)                (1,181)
            Accrued income taxes and other expenses                              (3,205)                 5,345
            Accrued exit charge                                                    (336)                   (56)
                                                                               --------               --------

        Net cash provided by operating activities                                 8,574                 14,074
                                                                               --------               --------

Cash flows from investing activities:

        Purchases of available-for-sale securities                              (20,810)               (12,575)
        Redemptions of available-for-sale securities                              7,250                  7,575
        Purchases of held-to-maturity securities                                (30,918)               (42,058)
        Redemptions of held-to-maturity securities                               48,455                 37,153
        Purchase of property and equipment                                       (7,548)                (9,277)
                                                                               --------               --------

        Net cash used in investing activities                                    (3,571)               (19,182)
                                                                               --------               --------

Cash flows from financing activities:

        Proceeds from exercise of stock options                                     440                      -
                                                                               --------               --------

        Net cash provided by financing activities                                   440                      -
                                                                               --------               --------

Net increase (decrease) in cash                                                   5,443                 (5,108)

Cash and cash equivalents - beginning of period                                  18,233                 16,462
                                                                               --------               --------

Cash and cash equivalents - end of period                                      $ 23,676               $ 11,354
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


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

     The accompanying unaudited financial statements have been prepared in conformity with generally accepted accounting principles. Such principles were applied on a basis consistent with those reflected in the 1997 Annual Report on Form 10-K and documents incorporated therein as filed with the Securities and Exchange Commission. The accompanying financial data should be read in conjunction with the notes to consolidated financial statements contained in the 1997 Annual Report on Form 10-K and documents incorporated therein. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting solely of normal recurring accruals) necessary to present fairly the financial position of the Company as of June 30, 1998 and December 31, 1997, the results of operations for the three and six months ended June 30, 1998 and 1997, the cash flows for the six months ended June 30, 1998 and 1997, and the changes in shareholders' equity for the six months ended June 30, 1998. The unaudited condensed consolidated statements of income for such interim periods are not necessarily indicative of results for the full year.

     The Company has adopted Statements of Financial Accounting Standards Nos. 130 and 131 (SFAS 130, SFAS 131), "Reporting Comprehensive Income" and "Disclosures about Segments of an Enterprise and Related Information". For the three and six months ended June 30, 1998 and 1997 the Company has no components of Comprehensive Income, as defined by SFAS 130, which are not contained in Net Income as reported on the accompanying Consolidated Statements of Income. The Company has determined that it currently operates as one business segment as defined by SFAS 131.

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


3.  MARKETABLE SECURITIES

     The amortized cost and estimated fair values of the Company's investments in marketable securities at June 30, 1998 were (in thousands):


                                                                                             Gross
                                                                                          Unrealized
                                                                                            Holding
                                                                 Estimated                ----------                 Amortized
                                                                 Fair Value         Gains           (Losses)            Cost
                                                                ------------     ------------     ------------    --------------
Security Type
-------------
Available-for-sale:
  U.S. Government and Government Agency Securities              $     14,864     $       17        $        -       $     14,847
  Redemptive tax-exempt preferred stocks                               6,000              -                 -              6,000
                                                                ----------------------------------------------------------------
  Total available-for-sale                                            20,864             17                 -             20,847
                                                                ----------------------------------------------------------------
Held to maturity:
  Bonds of states, municipalities, and political subdivisions          1,033              2                 -              1,031
  U.S. Government and Government Agency Securities                    36,649              -               (42)            36,691
                                                                ----------------------------------------------------------------
  Total held-to-maturity                                              37,682              2               (42)            37,722
                                                                ----------------------------------------------------------------
Total marketable securities                                     $     58,546     $       19        $      (42)       $    58,569
                                                                ================================================================

     Estimated fair values of marketable securities are based on quoted market prices. The amortized cost and estimated fair value of the Company's investments in securities held-to-maturity at June 30, 1998 (in thousands) by contractual maturity were:

                                                                  Estimated       Amortized
                                                                 Fair  Value         Cost
                                                                ----------------------------
Due in one year or less                                         $     37,527    $     37,567
Due in greater than one year                                             155             155
                                                                ----------------------------
  Total held-to-maturity                                        $     37,682    $     37,722
                                                                ============================

4.  CONTINGENCY

     The Company and its majority shareholder are defendants in a lawsuit filed by a former shareholder. The suit requests actual and punitive damages in an amount that cannot be readily determined. The Company and its majority shareholder believe the suit to be without merit and are vigorously defending against this action. The majority shareholder has agreed to indemnify and reimburse the Company for all damages and expenses, net of tax benefits received by the Company, related to this action. A trial date is currently set for January 1999, in the United States District Court for the Northern District of Illinois, Eastern Division for this matter.

     For the three and six months ended June 30, 1998 the Company and majority shareholder have incurred legal expenses of approximately $359,000 and $468,000, respectively, compared with $30,000 and $83,000 for the three and six months ended June 30, 1997, which have been assumed by the majority shareholder. If the trial date proceeds as scheduled the Company will incur increased legal fees for the preparation and trial of the lawsuit. Although the majority shareholder has agreed to indemnify the Company for all expenses or settlements, if any, in connection with this suit, the Company will continue to record such expenses or settlements, if any, as an expense with an offsetting increase to paid-in capital, net of tax effects.


5.  RELOCATION & EXIT ACCRUAL

     In June 1996, the Company purchased approximately 27 acres of vacant land in Vernon Hills, Illinois, upon which it constructed a combined telemarketing, warehouse, showroom and corporate office facility. Construction of the Vernon Hills facility was completed in July 1997, at which time the Company relocated to the new facility and vacated the Buffalo Grove facility. The Company recorded a $4.0 million pre-tax non-recurring charge to operating results for exit costs relating to the Buffalo Grove facility in the first quarter of 1996. The exit costs consist primarily of the estimated cost to the Company of subleasing the vacated facility, including holding costs, the estimated costs of restoring the building to its original condition and certain asset write-offs resulting from the relocation. During the six months ended June 30, 1998 the Company charged approximately $336,000 against the exit accrual in cash payments for rent, real estate taxes and maintenance of the facility. The Company is attempting to sublease the Buffalo Grove facility. There is no assurance that remaining exit liability of $3.1 million at June 30, 1998 will be adequate to cover actual costs should the Company's actual experience in subleasing the facility differ from the assumptions used in calculating the exit charge.

     In March 1998, the Company acquired approximately 18 acres of vacant land contiguous to its Vernon Hills facility for $4.3 million. The Company now owns approximately 45 total acres, of which approximately 32 are vacant and available for future expansion. The Company has commenced construction of a 100,000 square foot addition to its current warehouse facility which is scheduled for completion by September 1998. The estimated cost of the expansion is approximately $4.5 million

6.    FINANCING ARRANGEMENTS

     The Company has an aggregate $50 million available pursuant to unsecured lines of credit with two financial institutions expiring in June 1999, at which time the Company intends to renew the lines. Borrowings under one of the credit facilities bear interest at the prime rate less 2 1/2%, LIBOR plus 1/2% or the federal funds rate plus 1/2%, as determined by the Company. Borrowings under the second credit facility bear interest at the prime rate less 2 1/2%, LIBOR plus
 .45% or the federal funds rate plus .45%, as determined by the Company. At June 30, 1998, there were no borrowings against either of the credit facilities.

     In December 1997, the Company established a stand-by letter of credit for approximately $850,000 related to construction of the facility expansion. The Company has pledged a note from the Federal National Mortgage Association, included in investments held-to-maturity, with a face value of $1.1 million as collateral for the letter of credit

7.    EARNINGS PER SHARE

     The Company has approximately 21,546,000 common shares outstanding at June 30, 1998. The Company has also granted options to purchase common shares to the directors and coworkers of the Company under several stock option plans. These options have a dilutive effect on the calculation of earnings per share. The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations as required by SFAS 128.



                                                         Three Months Ended                  Six Months Ended
                                                               June 30,                        Ended June 30,
                                                         1998             1997             1998             1997
                                                     -----------      ----------       -----------      -----------

     BASIC EARNINGS PER SHARE:
     Income available to
          common shareholders (numerator)            $    15,558      $    12,700      $    30,358      $    24,059
                                                     ===========      ===========      ===========      ===========
     Weighted average common
          shares outstanding (denominator)                21,546           21,525           21,546           21,525
                                                     ===========      ===========      ===========      ===========
     Basic earnings per share                        $      0.72      $      0.59      $      1.41      $      1.12
                                                     ===========      ===========      ===========      ===========

     DILUTED EARNINGS PER SHARE:
     Income available to
          common shareholders (numerator)            $    15,558      $    12,700      $    30,358      $    24,059
                                                     ===========      ===========      ===========      ===========
     Weighted average common
          shares outstanding                              21,546           21,525           21,546           21,525
     Effect of dilutive securities:
          Options on common stock                            136              193              172              152
                                                     -----------      -----------      -----------      -----------
     Total common shares and dilutive securities
     (denominator)                                        21,682           21,673           21,718           21,677
                                                     ===========      ===========      ===========      ===========
     Diluted earnings per share                      $      0.72      $      0.59      $      1.40             1.11
                                                     ===========      ===========      ===========      ===========

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


FINANCIAL INFORMATION                                 Percentage of Net Sales
                                           -----------------------------------------------
                                           Three Months Ended           Six Months Ended
                                                June 30,                   June 30,
                                          ---------------------      ---------------------
                                             1998        1997           1998        1997
                                           -------     -------        -------     -------

Net sales                                   100.0%      100.0%         100.0%      100.0%
Cost of sales                                87.4        86.3           87.3        86.5
                                             ----        ----           ----        ----
Gross profit                                 12.6        13.7           12.7        13.5
Selling and administrative expenses           6.5         7.1            6.6         7.1
                                              ---         ---            ---        ----
Income from operations                        6.1         6.6            6.1         6.4
Other income, net                             0.2         0.3            0.2         0.3
                                              ---         ---            ---        ----
Income before income taxes                    6.3         6.9            6.3         6.7
Income tax provision                          2.5         2.7            2.5         2.6
                                              ---         ---            ---         ---
Net income                                    3.8%        4.2%           3.8%        4.1%
                                              ===         ===            ===         ===



OPERATING STATISTICS                                   Three Months Ended          Six Months Ended
                                                             June 30,                  June 30,
                                                     ----------------------     ----------------------
                                                         1998        1997           1998        1997
                                                       --------    --------       --------    --------
Number of orders shipped                                557,410     424,746      1,135,659     869,927
Average order size                                     $    734    $    717       $    699    $    692
Customers serviced                                      210,000     182,000        372,000     328,000
Number of account managers, end of period                   520         319            520         319
Inventory turns                                              24          19             25          24

     The following table presents net sales by product line as a percentage of total net sales as well as the comparative growth rates in units for each of the periods noted. Product classifications are based upon internal product code classifications and is retroactively adjusted for the addition of new categories but not for changes in individual product categorization.

ANALYSIS OF PRODUCT MIX

                                     THREE MONTHS ENDED                         SIX MONTHS ENDED
                               ----------------------------------     ----------------------------------
                                                 COMPARATIVE UNIT                       COMPARATIVE UNIT
MARCH 31, 1998                  PRODUCT MIX          GROWTH            PRODUCT MIX          GROWTH
---------------------------    --------------     -------------       --------------     -------------
                               1998     1997      1998     1997       1998     1997      1998     1997
                               ----     ----      ----     ----       ----     ----      ----     ----
Notebooks & Laptops            19.7%    26.9%     19.0%    81.8%      20.0%    25.6%     29.4%    77.0%
Desktop Computers              16.3     12.4     118.0     66.3       16.0     12.8     102.4     76.2
Software                       14.2     12.6      35.4     39.2       13.5     12.8      29.7     46.1
Printers                       12.2     11.4      44.7     53.1       12.8     11.6      50.0     51.4
Data Storage Devices           11.4     10.4      23.7     44.2       11.3     10.4      23.0     56.8
Network & Communications
Products                        7.7      7.5      59.7     48.7        8.0      7.8      54.5     55.7
Monitors & Video Products       9.4      8.6     112.6     10.6        9.0      8.7     101.9     13.0
Add-On Boards & Memory          3.9      4.8      33.7     74.6        4.2      4.7      29.2     92.7
Input Devices                   2.6      2.9      24.5     46.0        2.7      3.0      26.8     49.5
Multi-Media Devices             2.0      2.0      69.7     46.8        2.0      2.0      67.3     54.7
Other Accessories               0.6      0.5      -6.5    173.5        0.5      0.6      -1.6    170.7
                               ----     ----      ----    -----       ----     ----      ----    -----
Total                         100.0%   100.0%     37.5%    53.1%     100.0%   100.0%     36.7%    59.4%
                              =====    =====      ====    =====      =====    =====      ====    =====


THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THREE MONTHS ENDED JUNE 30, 1997

     Net sales for the first quarter of 1998 increased 34.3% to a record $408.9 million compared to $304.5 million in the second quarter of 1997. The growth in net sales is primarily attributable to the growth in the number of active customers, average order size and sales per active customer. The Company's average order size increased to $734 per order while orders shipped in the quarter increased 31.2% to 557,000. The number of customers serviced for the three months ended June 30, 1998 grew 15.4% to 210,000 from 182,000 for the three months ended June 30, 1997 and average sales per active customer increased 16.3%.

     Sales to business, government, educational and institutional accounts increased to 87% of total sales from 80% in the second quarter of 1997. Desktop computers remain the fastest growing product category with unit volume increasing 118% and dollar volume 77%. Notebook computers continue to represent the largest portion of the Company's sales at 20% while dollar volume decreased 1% from the second quarter of 1997.

     The average selling price of desktop CPU's decreased 12% and the average selling price of notebook CPU's increased 8% from the second quarter of 1997. The Company believes there may be additional decreases in prices for personal computers and related products. Such decreases require the Company to sell more units in order to maintain or increase the level of sales. Should future manufacturer price reductions or the Company's marketing efforts fail to increase the level of unit sales, the Company's sales growth rate and operating results could be adversely affected. Sales of Compaq, Hewlett Packard, IBM, Microsoft and Toshiba products comprise a substantial portion of the Company's sales. The loss of any of these, or any other key vendors, could have an adverse affect on the Company's results from operations. The statement concerning future sales and results from operations are forward looking statements that involve certain risks and uncertainties such as stated above.

     The fastest growing product categories in terms of sales dollars in the second quarter of 1998 were desktop computers at 77%, software at 52%, data storage devices at 48%, network and communication products at 47% and printers at 44%. Demand for certain products offered by the Company, and the growth of certain product categories, are driven by advances in technology and the development of new products and applications by the industry manufacturers, and acceptance of these new technologies and products by end-users. Any slowdown in the rate of technological advancement and new product development by industry manufacturers could have a material adverse effect on the Company's future sales growth.

     Gross profit decreased as a percentage of net sales to 12.6% for the three months ended June 30, 1998, compared to 13.7% for the three months ended June 30, 1997. The decrease in gross profit as a percentage of net sales is primarily the result of lower selling margins achieved on certain product lines, lower levels of rebates from vendors and increased shipping costs. On a forward-looking basis, it is likely that the gross profit margin achieved will be less than 13%, and could be less than the 12.6% achieved in the most recent quarter. The statements concerning future gross profit is a forward looking statement that involves certain risks and uncertainties such as the continued participation by vendors in price protection and rebate programs, product mix, market conditions and other factors which could result in a fluctuation of gross margins below recent experience. Vendor rebate programs are at the discretion of the vendor and many of these programs are dependent on achieving certain goals and objectives. Accordingly, there is no certainty that such programs will continue at their current levels or that the established goals and objectives will be attained.

     Selling and administrative expenses, which include net advertising expense, other selling administrative expenses, the executive incentive bonus pool and shareholder legal expense decreased to 6.5% of net sales in the second quarter of 1998 versus 7.1% in the second quarter of 1997.

     Net advertising expense decreased as a percentage of net sales to 0.6% from 1.3% for the three months ended June 30, 1998 and 1997, respectively. Gross advertising expense decreased to 2.9% of net sales for the three months ended June 30, 1998 versus 3.5% for the three months ended June 30, 1997 due to slight decreases in catalog circulation and print advertising in national trade magazines. Based upon the Company's planned marketing initiatives, future levels of gross advertising expense as a percentage of net sales are likely to be relatively consistent with or higher than the level achieved in the second quarter of 1998. Cooperative advertising reimbursements as a percentage of net sales increased to 2.3% of net sales in the second quarter of 1998 from 2.2% in the second quarter of 1997, due to a combination of factors including changes to billing rates, increased participation by vendors and new and expanded catalog formats. The cooperative advertising reimbursement rate may fluctuate in future quarters depending on the level of vendor participation achieved and collection experience. The statements concerning future advertising expense and cooperative advertising reimbursements are forward looking statements that involve certain risks and uncertainties including the ability to identify and implement cost effective incremental advertising and marketing programs as well as the continued participation of vendors in the cooperative advertising reimbursement program.

     Other selling and administrative costs increased to 5.8% of net sales in the three months ended June 30, 1998 from 5.3% in the prior year period due primarily to increases in payroll and related costs to support the growth in sales. The increase in payroll costs is due, in part, to increased investment in the recruiting and training of new account managers. The Company continues to recruit and train new account managers through CDW University. As of June 30, 1998 there were 520 account managers, an increase of 30% from 399 account managers as of December 31, 1997. In addition, there were approximately 107 account managers in various phases of training in CDW University at the end of the quarter.

     The executive incentive bonus pool decreased to $597,000 for the three months ended June 30, 1998 from $1.4 million for the three months ended June 30, 1997. For the current year the Compensation and Stock Option Committee has established the bonus pool at 15% of the increase in operating income over the prior year, versus 20% in prior periods. Of the $805 million decrease in the bonus pool from the prior year, $606,000 is due to a lower level of growth in operating income and the remaining $199,000 is due to the change in the bonus pool rate.

     Legal costs incurred by the majority shareholder for the three months ended June 30, 1998 and 1997, in connection with the lawsuit filed by a former shareholder were $359,000 and $30,000, respectively. A trial date has been set for January 1999 for this case. If the trial date proceeds as scheduled, legal costs incurred by the Company regarding this matter will increase as the trial date approaches. Although the majority shareholder has agreed to indemnify the Company for all expenses or settlements, if any, incurred in connection with this suit, the Company will continue to record such expenses or settlements, if any, as an expense with an offsetting increase to paid-in capital, net of tax effects. Although the Company and Mr. Krasny believe that their actions were honest and proper and that the suit by the former shareholder is without merit, should a negative result occur in this action, Mr. Krasny could be required to transfer certain of his shares of Common Stock to such former shareholder or determine to sell certain of his shares to finance any assessed damages or settlements. Such a transfer or sale by Mr. Krasny could adversely impact the market price of the Common Stock

     Interest income totaled $1.0 million for the three months ended June 30, 1998 compared to $1.0 million for the three months ended June 30, 1997

     The effective income tax rate, expressed as a percentage of income before income taxes, decreased to 39.6% for the three months ended June 30, 1998 from 39.7% for the three months ended June 30, 1997.

     Net income for the three months ended June 30, 1998 was $15.6 million, a 23% increase over $12.7 million for the three months ended June 30, 1997. Diluted earnings per share was $0.72 and $0.59 for the three months ended June 30, 1998 and 1997, respectively, an increase of 22%.

SIX MONTHS ENDED JUNE 30, 1998 COMPARED WITH THE SIX MONTHS ENDED JUNE 30, 1997

     Net sales for the six months ended June 30, 1998 increased 31.7% to a record $793.5 million compared to $602.3 million in the same period of 1997. The growth in net sales is primarily attributable to the growth in the number of active customers, average order size and sales per active customer. The Company's average order size increased to $699 per order while orders shipped increased 30.5% to 1,136,000. The number of customers serviced for the six months ended June 30, 1998 grew 13.4% to 372,000 from 328,000 for the six months ended June 30, 1997 and average sales per active customer increased 16.0%.

     Sales to business, government, educational and institutional accounts increased to 86% of total sales from 79% in the six months ended June 30, 1997. Desktop computers remain the fastest growing product category with unit volume increasing 97% and dollar volume 53%.

     The average selling price of desktop CPU's decreased 20.3% and the average selling price of notebook CPU's decreased 1.2% from the first six months of 1997. The Company believes there may be additional decreases in prices for personal computers and related products. Such decreases require the Company to sell more units in order to maintain or increase the level of sales. Should future manufacturer price reductions or the Company's marketing efforts fail to increase the level of unit sales, the Company's sales growth rate and operating results could be adversely affected. Sales of Compaq, Hewlett Packard, IBM, Microsoft and Toshiba products comprise a substantial portion of the Company's sales. The loss of any of these, or any other key vendors, could have an adverse affect on the Company's results from operations. The statement concerning future sales and results from operations are forward looking statements that involve certain risks and uncertainties such as stated above.

     The fastest growing product categories in terms of sales dollars in the first six months of 1998 were desktop computers at 53%, printers at 46%, data storage devices at 38%, software at 32% and network and communication products at 29%. Demand for certain products offered by the Company, and the growth of certain product categories, are driven by advances in technology and the development of new products and applications by the industry manufacturers, and acceptance of these new technologies and products by end-users. Any slowdown in the rate of technological advancement and new product development by industry manufacturers could have a material adverse effect on the Company's future sales growth

     Gross profit decreased as a percentage of net sales to 12.7% for the six months ended June 30, 1998, compared to 13.5% for the six months ended June 30, 1997. The decrease in gross profit as a percentage of net sales is primarily the result of lower selling margins achieved on certain product lines, lower levels of rebates from vendors and increased shipping costs. On a forward-looking basis, it is likely that the gross profit margin achieved will be less than 13%, and could be less than the 12.7% achieved in the most recent six months. The statements concerning future gross profit is a forward looking statement that involves certain risks and uncertainties such as the continued participation by vendors in price protection and rebate programs, product mix, market conditions and other factors which could result in a fluctuation of gross margins below recent experience. Vendor rebate programs are at the discretion of the vendor and many of these programs are dependent on achieving certain goals and objectives. Accordingly, there is no certainty that such programs will continue at their current levels or that the established goals and objectives will be attained.

     Selling and administrative expenses, which include net advertising expense, other selling administrative expenses, the executive incentive bonus pool and shareholder legal decreased to 6.6% of net sales in the first six months of 1998 versus 7.1% in the six months ended June 30, 1997

     Net advertising expense decreased as a percentage of net sales to 0.7% from 1.3% for the six months ended June 30, 1998 and 1997, respectively. Gross advertising expense decreased to 3.1% of net sales for the six months ended June 30, 1998 versus 3.5% for the six months ended June 30, 1997 due to slight decreases in catalog circulation and print advertising in national trade magazines. Based upon the Company's planned marketing initiatives, future levels of gross advertising expense as a percentage of net sales are likely to be relatively consistent with or higher than the level achieved in the six months ended June 30, 1998. Cooperative advertising reimbursements as a percentage of net sales increased to 2.4% of net sales for the six months ended June 30, 1998 from 2.2% for the six months ended June 30, 1997, due to a combination of factors including changes to billing rates, increased participation by vendors and new and expanded catalog formats. The cooperative advertising reimbursement rate may fluctuate in future quarters depending on the level of vendor participation achieved and collection experience. The statements concerning future advertising expense and cooperative advertising reimbursement are forward looking statements that involve certain risks and uncertainties including the ability to identify and implement cost effective incremental advertising and marketing programs as well as the continued participation of vendors in the cooperative advertising reimbursement program.

     Other selling and administrative costs increased to 5.8% of net sales in the six months ended June 30, 1998 from 5.3% in the prior year period due primarily to increases in payroll and related costs to support the growth in sales. The increase in payroll costs is due, in part, to increased investment in the recruiting and training of new account managers. The Company continues to recruit and train new account managers through CDW University. As of June 30, 1998 there were 520 account managers, an increase of 30% from 399 account managers as of December 31, 1997. In addition, there were approximately 107 account managers in various phases of training in CDW University at the end of the quarter.

     The executive incentive bonus pool decreased to $1.1 million for the six months ended June 30, 1998 from $3.7 million for the six months ended June 30, 1997. Of the $2.6 million decrease in the bonus pool from the prior year $800,000 results from an effective increase in the pool in the first six months of 1997 due to the $4.0 million exit charge taken in 1996, $1.4 million is due to a lower level of growth in operating income and the remaining $381,000 is due to the change in the bonus pool rate. For the current year the Compensation and Stock Option Committee has established the bonus pool at 15% of the increase in operating income over the prior year, versus 20% in prior periods.

     Legal costs incurred by the majority shareholder for the six months ended June 30, 1998 and 1997, in connection with the lawsuit filed by a former shareholder were $468,000 and $83,000, respectively. A trial date has been set for January 1999 for this case. If the trial date proceeds as scheduled, legal costs incurred by the Company regarding this matter will increase as the trial date approaches. Although the majority shareholder has agreed to indemnify the Company for all expenses or settlements, if any, incurred in connection with this suit, the Company will continue to record such expenses or settlements, if any, as an expense with an offsetting increase to paid-in capital, net of tax effects. Although the Company and Mr. Krasny believe that their actions were honest and proper and that the suit by the former shareholder is without merit, should a negative result occur in this action, Mr. Krasny could be required to transfer certain of his shares of Common Stock to such former shareholder or determine to sell certain of his shares to finance any assessed damages or settlements. Such a transfer or sale by Mr. Krasny could adversely impact the market price of the Common Stock.

     Interest income totaled $2.2 million for the six months ended June 30, 1998 compared to $2.0 million for the six months ended June 30, 1997.

     The effective income tax rate, expressed as a percentage of income before income taxes, decreased to 39.6% for the six months ended June 30, 1998 from 39.7% for the six months ended June 30, 1997.

     Net income for the six months ended June 30, 1998 was $30.4 million, a 26% increase over $24.1 million for the six months ended June 30, 1997. Diluted earnings per share was $1.40 and $1.11 for the six months ended June 30, 1998 and 1997, respectively, an increase of 26%.


LIQUIDITY AND CAPITAL RESOURCES

WORKING CAPITAL

     The  Company  has   historically   financed  its   operations  and  capital
expenditures primarily through cash flow from operations, short-term borrowings and public offerings of common stock.

     At June 30, 1998, the Company had cash, cash equivalents and marketable securities of $82.2 million and working capital of $193.7 million, representing an increase of $2.8 million in cash, cash equivalents and marketable securities and an increase of $26.3 million in working capital from December 31, 1997.

     As of June 30, 1998 the Company had an aggregate $50.0 million available pursuant to unsecured credit facilities with two financial institutions expiring in June 1999. Borrowings under one of the credit facilities bear interest at the prime rate less 2 1/2%, LIBOR plus 1/2% or the federal funds rate plus 1/2%, as determined by the Company. Borrowings under the second credit facility bear interest at the prime rate less 2 1/2%, LIBOR plus .45% or the federal funds rate plus .45%, as determined by the Company. At June 30, 1998 there were no borrowings against either of the credit facilities.

     The Company's current primary and anticipated use of cash is to fund the growth in working capital and capital expenditures, including facilities expansion. The Company believes that the funds held in cash, cash equivalents and marketable securities, and funds available under the credit facilities will be sufficient to fund the Company's working capital and cash requirements at least through June 30, 1999.



CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 1998

     Net cash provided by operating activities for the six months ended June 30, 1998 was $8.6 million. The primary factors which historically affect the Company's cash flows from operations are accounts receivable, merchandise inventory and accounts payable. The increase in accounts receivable resulted from increased sales volume and an increase in the percentage of net sales generated from commercial accounts with open credit terms. Annualized inventory turnover was approximately 25 times for the six months ended June 30, 1998. Inventory turnover in 1998 has been positively impacted by a reduction in inventory levels resulting from the implementation of build to order programs by the major hardware manufacturers. The increase in accounts payable reflects timing of payments to vendors at the end of the respective periods. Prepaid expenses and other current assets increased $130,000 to approximately $889,000 as of June 30, 1998 and are primarily comprised of paper purchased for future catalogs and prepaid insurance premiums.

     Net cash used in investing activities for the six months ended June 30, 1998 was $3.6 million, including approximately $7.5 million used for capital expenditures. The capital expenditures made by the Company were primarily related to the purchase of additional land, the expansion of the Vernon Hills facility and machinery and equipment for the Vernon Hills facility.

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

     During a recent Year 2000 assessment, the Company identified a manageable amount of legacy software that requires modification with the remainder already compliant. Based on this assessment, the Company has determined that it will not be required to modify or replace significant portions of its software to make the systems perform properly after December 31, 1999. However, there can be no guarantee that the systems of other companies on which the Company's systems rely will be converted timely, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company.

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

PART II       Other Information

ITEM 1.       Legal Proceedings

     As previously reported, the Company and Michael P. Krasny, the Company's majority shareholder, are defendants in a lawsuit filed in the United States District Court for the Northern District of Illinois, Eastern Division, in which suit a former shareholder, executive officer and director of the Company (the "Plaintiff") alleged violations of the federal securities laws, fraud and breach of fiduciary duty in connection with the Company's redemption of his stock in July 1990. (Reference is made to Item 3 of the Company's 1997 Annual Report on Form 10-K for a detailed discussion of the lawsuit.)

     On June 14, 1996, the District Court granted the motion to dismiss the Complaint, with prejudice on the grounds that the federal cause of action was barred by the statute of limitations and the district court did not have jurisdiction over the pendant state law claims. The former shareholder filed an appeal of the District Court decision to the United States Court of Appeals for the Seventh Circuit. On July 28, 1997, the Court of Appeals reversed the District Court's ruling and remanded the matter back to the District Court for further proceedings. The Court of Appeals held, among other things, that the District Court improperly granted the motion to dismiss the Complaint because it based its decision on inferences of fact inappropriate at this stage of the proceedings. The case is currently proceeding in the District Court. The Company and Mr. Krasny have answered the Complaint. They denied any wrongdoing or liability on their part and asserted a number of affirmative defenses. The District Court has established a trial date in January 1999 for this matter.

     The Company and Mr. Krasny believe that their actions were honest and proper and that the suit by the former shareholder is without merit. The Company and Mr. Krasny are committed to vigorously defending the litigation.

     Mr. Krasny has agreed to indemnify and reimburse the Company for all damages and expenses, net of tax benefits received by the Company, related to this action. The applicable accounting rules provide that certain amounts assumed by Mr. Krasny on behalf of the Company be recorded by the Company for financial reporting purposes as an expense and a related increase to paid-in capital, net of tax effects. Accordingly, while having no impact on the Company's cash flow, any such expenses incurred by Mr. Krasny on behalf of the Company, including litigation, settlement or judgement costs, would negatively impact the Company's results of operations in the period incurred. Legal expenses attributable to the case are expected to increase significantly as the case is prepared for trial, which, although reimbursed by Mr. Krasny, will result in a decrease in the Company's reported results of operations. Although the Company and Mr. Krasny believe that their actions were honest and proper and that the suit by the former shareholder is without merit, should a negative result occur in this action, Mr. Krasny could be required to transfer certain of his shares of Common Stock to such former shareholder or determine to sell certain of his shares to finance any assessed damages or settlements. Such a transfer or sale by Mr. Krasny could adversely impact the market price of the Common Stock.

Item 4.       Submission of Matters to a Vote of Security Holders

     (a) The Company held an annual meeting of Shareholders on May 19, 1998.

     (b) The names of all Directors of the Company are set forth in (c) below.

     (c) Two matters were voted upon and approved by the Shareholders. The presentation below briefly describes the matter voted upon and results of Shareholders' votes.

     1.       Election of Directors

                                 Votes For      Votes Against       Abstentions
                                -----------     -------------       -----------
         By Nominee
         ----------
         -Michael P. Krasny      21,133,883             7,673                 -
         -Gregory C. Zeman       21,133,883             7,673                 -
         -Daniel B. Kass         21,133,883             7,673                 -
         -Joseph Levy, Jr.       21,133,883             7,673                 -
         -Michelle L. Collins    21,133,883             7,673                 -

     2.       Ratification of Auditors
              The selection of PricewaterhouseCoopers LLP, independent public accountants, as auditors of the Company for the year ended December 31, 1998.

                                 Votes For      Votes Against       Abstentions
                                -----------     -------------       -----------
                                 21,130,665            10,891                 -


ITEM 6.   Exhibits and Reports on Form 8-K


    (a)   Exhibits:

          27  (a)  Financial  Data  Schedule (for the three months ended
                   June 30, 1998)

          10 (qq)  Revolving Note between the Company and LaSalle  National
                   Bank dated June 28, 1998

          10 (rr)  Revolving Note between the Company and The Northern
                   Trust Company dated June 30, 1998



    (b) Reports on Form 8-K:

          There were no reports on Form 8-K filed for the six months ended June 30, 1998.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           CDW Computer Centers, Inc.
                                                  --------------------------
                                                  (Registrant)


     Date       August 14, 1998                      /s/ Harry J. Harczak, Jr.
               ----------------                   ----------------------------
                                                  Harry J. Harczak, Jr.
                                                  Chief Financial Officer

     Date       August 14, 1998                      /s/ Daniel F. Callen
               ----------------                   -----------------------------
                                                  Daniel F. Callen
                                                  Chief Accounting Officer

                               INDEX TO EXHIBITS

10 (qq) Revolving Note between the Company and LaSalle National Bank dated June 28, 1998

10 (rr) Revolving Note between the Company and The Northern Trust Company dated June 30, 1998