Form 10-Q
period 1998-09-30
CDW COMPUTER CENTERS INC
filed 1998-11-12
CIK 899171

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-Q
 (Mark One)

 X   QUARTERLY  REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---  EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998 OR

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

As of November 11, 1998, 21,546,674 common shares were issued and 21,496,674 were outstanding.

                                            CDW COMPUTER CENTERS, INC.

                                                TABLE OF CONTENTS

                                                                      Page No.
                                                                     -----------

PART I.      Financial Information

     Item 1.    Financial Statements (unaudited):

                Condensed Consolidated Balance Sheets -
                September 30, 1998 and December 31, 1997                  1

                Condensed Consolidated Statements of Income -
                Three and Nine months ended September 30, 1998 and 1997   2

                Condensed Consolidated Statement of Shareholders'
                Equity - Nine months ended September 30, 1998             3

                Condensed Consolidated Statements of Cash Flows -
                Nine months ended September 30, 1998 and 1997             4

                Notes to Condensed Consolidated Financial Statements    5 - 8


     Item 2.    Management's Discussion and Analysis of
                Financial Condition and Results of Operations           9 - 16


PART II.     Other Information

     Item 1.    Legal Proceedings                                        16
     Item 6.    Exhibits and Reports on Form 8-K                         17

                Signatures                                               18

PART I. FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS

                  CDW COMPUTER CENTERS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                 (in thousands)
                                   (unaudited)

                                                         September 30,   December 31,
                                                              1998            1997
                                                         -------------   ------------
Assets
Current assets :
      Cash and cash equivalents                              $  13,293      $  18,233
      Marketable securities                                     62,074         61,192
      Accounts receivable, net of allowance for doubtful
        accounts of $2,885 and $1,950, respectively            136,143         87,524
      Miscellaneous receivables                                  6,071          3,960
      Merchandise inventory                                     55,289         61,941
      Prepaid expenses and other                                   823            759
      Deferred income taxes                                      3,587          3,587
                                                             ---------      ---------

         Total current assets                                  277,280        237,196

Property and equipment, net                                     35,701         26,704
Deferred income taxes and other assets                           5,603          5,741
                                                             ---------      ---------

          Total assets                                       $ 318,584      $ 269,641
                                                             =========      =========

Liabilities and Shareholders' Equity

Current liabilities :
      Accounts payable                                       $  45,923      $  44,451
      Accrued expenses :
         Compensation                                           15,226         12,996
         Exit costs                                              2,837          3,391
         Income taxes                                              -            5,504
         Other                                                   4,574          3,433
                                                             ---------      ---------

      Total current liabilities                                 68,560         69,775
                                                             ---------      ---------

Commitments and contingencies

Shareholders' equity :

      Preferred shares, $1.00 par value; 5,000 shares
      authorized; none issued                                      -              -
      Common shares, $ .01 par value; 75,000 shares
        authorized; 21,547 and 21,525 shares
        issued, respectively                                       215            215
      Paid-in capital                                           79,073         74,680
      Treasury stock, 50 and 0 shares, respectively             (2,089)           -
      Retained earnings                                        173,917        126,418
      Unearned compensation                                     (1,092)        (1,447)
                                                             ---------      ---------
      Total shareholders' equity                               250,024        199,866
                                                             ---------      ---------

Total liabilities and shareholders' equity                   $ 318,584      $ 269,641
                                                             =========      =========

The accompanying notes are an integral part of the consolidated financial statements.

                   CDW COMPUTER CENTERS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
                      (in thousands, except per share data)
                                   (unaudited)

                                              Three Months                      Nine Months
                                           Ended September 30,             Ended September 30,
                                        ------------------------        ------------------------
                                            1998           1997            1998           1997
                                         ---------      ---------        ---------      ---------
 Net sales                               $ 462,720      $ 323,901      $ 1,256,256      $ 926,223
 Cost of sales                             403,857        280,921        1,096,539        801,643
                                         ---------      ---------      -----------      ---------

 Gross profit                               58,863         42,980          159,717        124,580

 Selling and administrative expenses        31,057         22,398           83,233         65,928
 Shareholder legal expense                     650            170            1,117            253
                                         ---------      ---------      -----------      ---------

 Income from operations                     27,156         20,412           75,367         58,399

 Interest income                             1,305          1,194            3,516          3,183
 Other income (expense), net                   (77)           (63)            (239)          (174)
                                         ---------      ---------      -----------      ---------

 Income before income taxes                 28,384         21,543           78,644         61,408

 Income tax provision                       11,243          8,542           31,145         24,348
                                         ---------      ---------      -----------      ---------

 Net income                              $  17,141      $  13,001      $    47,499      $  37,060
                                         =========      =========      ===========      =========

 Earnings per share
    Basic                                $    0.80      $    0.60        $    2,20      $    1.72
                                         =========      =========      ===========      =========
    Diluted                              $    0.79      $    0.60        $    2,19      $    1.71
                                         =========      =========      ===========      =========

 Weighted average number of
 common shares outstanding
    Basic                                   21,538         21,525           21,543         21,525
                                         =========      =========      ===========      =========
    Diluted                                 21,672         21,761           21,702         21,703
                                         =========      =========      ===========      =========

     The accompanying notes are an integral part of the consolidated financial statements

                   CDW COMPUTER CENTERS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                 (in thousands)
                                   (unaudited)


                                                                                                                       Total
                                 Common Stock           Paid-in    Treasury Stock     Retained        Unearned      Shareholders'
                               Shares     Amount        Capital    Shares   Amount    Earnings      Compensation       Equity
                               ------------------------------------------------------------------------------------------------
Balance at December 31, 1997   21,525     $ 215       $  74,680         -        -    $ 126,418       $  (1,447)     $  199,866

MPK Restricted Stock Plan
     forfeitures                    -         -              (1)        -        -            -               -              (1)


Amortization of unearned
     compensation                   -         -               -         -        -            -             355             355

Exercise of stock options          22         -             453         -        -            -               -             453

Tax benefit from stock
     option transactions            -         -           3,268         -        -            -               -           3,268

Capital contribution for
     legal costs assumed by
     majority shareholder,
     net of tax                     -         -             673         -        -            -               -             673

Repurchase of treasury shares       -         -               -        50   (2,089)           -               -          (2,089)

Net income                          -         -               -         -        -       47,499               -          47,499
                               ------------------------------------------------------------------------------------------------

Balance at September 30, 1998  21,547     $ 215       $  79,073        50 $ (2,089)   $ 173,917       $  (1,092)     $  250,024
                               ================================================================================================

    The accompanying notes are an integral part of the consolidated financial statements

                   CDW COMPUTER CENTERS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)


                                                             Nine Months Ended September 30,
                                                              ----------------------------
                                                                    1998          1997
                                                                -----------    -----------
Cash flows from operating activities:

Net income                                                         $ 47,499      $ 37,060

Adjustments to reconcile net income to net cash provided by operating activities:

        Depreciation                                                  3,429         1,804
        Accretion of marketable securities, net                      (2,033)       (1,303)
        Stock based compensation expense                                355           309
        Legal fees assumed by majority shareholder, net of tax          673           156
        Deferred tax expense                                            144           190
        Tax benefit from stock option exercises                       3,268         5,835

        Changes in assets and liabilities:
        Accounts receivable, net                                    (48,619)      (27,693)
        Miscellaneous receivables                                    (2,111)          952
        Merchandise inventory                                         6,652       (21,951)
        Prepaid expenses and other assets                               (71)         (834)
        Accounts payable                                              1,472        10,741
        Accrued compensation                                          2,230         1,027
        Other accrued expenses                                       (4,363)       (2,327)
        Accrued exit charge                                            (554)         (410)
                                                                   --------      --------

        Net cash provided by operating activities                     7,971         3,556
                                                                   --------      --------

Cash flows from investing activities:

        Purchases of available-for-sale securities                  (24,810)      (12,575)
        Redemptions of available-for-sale securities                 21,250         9,575
        Purchases of held-to-maturity securities                    (64,945)      (61,919)
        Redemptions of held-to-maturity securities                   69,656        66,667
        Purchase of property and equipment                          (12,426)      (14,707)
                                                                   --------      --------


        Net cash used in investing activities                       (11,275)      (12,959)
                                                                   --------      --------
Cash flows from financing activities:

        Repurchase of treasury shares                                (2,089)          -
        Proceeds from exercise of stock options                         453           -
                                                                   --------      --------


        Net cash used in financing activities                        (1,636)          -
                                                                   --------      --------

Net decrease in cash                                                 (4,940)       (9,403)

Cash and cash equivalents - beginning of period                      18,233        16,462
                                                                   --------      --------
Cash and cash equivalents - end of period                          $ 13,293      $  7,059
                                                                   ========      ========

      The accompanying notes are an integral part of the consolidated financial statements.


                   CDW COMPUTER CENTERS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


1.  Description of Business

     CDW Computer Centers, Inc. and subsidiaries (the "Company") are engaged in the distribution of brand name personal computers and related products through direct marketing to end users within the United States. The Company's primary business is conducted from a combined telemarketing, corporate office, warehouse and showroom facility located in Vernon Hills, Illinois. The Company also operates a second retail showroom in Chicago, Illinois.

     During the third quarter of 1998 the Company announced the formation CDW Government, Inc. (CDW-G), a wholly owned subsidiary, exclusively focused on serving government and educational accounts. CDW-G is headquartered in Vernon Hills, Illinois and maintains a national sales office in Chantilly, Virginia.

     The Company extends credit to business, governmental and institutional customers under certain circumstances based upon the financial strength of the customer. Such customers are typically granted net 30 day credit terms. The balance of the Company's sales are made primarily through third party credit cards and for cash on delivery.

2.  Summary of Significant Accounting Policies

Basis of Presentation

     The accompanying unaudited financial statements have been prepared in conformity with generally accepted accounting principles. Such principles were applied on a basis consistent with those reflected in the 1997 Annual Report on Form 10-K and documents incorporated therein as filed with the Securities and Exchange Commission. The accompanying financial data should be read in conjunction with the notes to consolidated financial statements contained in the 1997 Annual Report on Form 10-K and documents incorporated therein. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting solely of normal recurring accruals) necessary to present fairly the financial position of the Company as of September 30, 1998 and December 31, 1997, the results of operations for the three and nine months ended September 30, 1998 and 1997, the cash flows for the nine months ended September 30, 1998 and 1997, and the changes in shareholders' equity for the nine months ended September 30, 1998. The unaudited condensed consolidated statements of income for such interim periods are not necessarily indicative of results for the full year.

     The Company has adopted Statements of Financial Accounting Standards Nos. 130 and 131 (SFAS 130, SFAS 131), "Reporting Comprehensive Income" and "Disclosures about Segments of an Enterprise and Related Information". For the three and nine months ended September 30, 1998 and 1997 the Company has no components of Comprehensive Income, as defined by SFAS 130, which are not contained in net income as reported on the accompanying Consolidated Statements of Income. The Company has determined that through the third quarter of 1998 it operated as one business segment as defined by SFAS 131. As a result of the establishment of CDW-G the Company now operates with two business segments. Accordingly, the Company will provide required segment information in its annual report for the year ended December 31, 1998.

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

3.  Marketable Securities

     The amortized cost and estimated fair values of the Company's investments in marketable securities at September 30, 1998 were (in thousands):

                                                                                             Gross
                                                                                          Unrealized
                                                                                            Holding
                                                                 Estimated                ----------                 Amortized
                                                                 Fair Value         Gains           (Losses)            Cost
                                                                ------------     ------------     ------------    --------------
Security Type
-------------
Available-for-sale:
  U.S. Government and Government Agency Securities              $      6,975     $        5        $        -       $      6,970
  Redemptive tax-exempt preferred stocks                               4,000              -                 -              4,000
                                                                ----------------------------------------------------------------
  Total available-for-sale                                            10,975              5                 -             10,970
                                                                ----------------------------------------------------------------
Held to maturity:
  Bonds of states, municipalities, and political subdivisions            821              2                 -                819
  U.S. Government and Government Agency Securities                    50,230              -               (55)            50,285
                                                                ----------------------------------------------------------------
  Total held-to-maturity                                              51,052              2               (55)            51,104
                                                                ----------------------------------------------------------------
Total marketable securities                                     $     62,027     $        7        $      (55)       $    62,074
                                                                ================================================================

     The Company's investments in securities held-to-maturity at September 30, 1998 were all due in one year or less by contractual maturity. Estimated fair values of marketable securities are based on quoted market prices.

4.   Contingency

         The Company and its majority shareholder are defendants in a lawsuit filed by a former shareholder. The suit requests compensatory damages in an amount approximating 20% of the market capitalization of the Company and punitive damages in an amount that cannot be readily determined. The Company and its majority shareholder believe the suit to be without merit and are vigorously defending against this action. The majority shareholder has agreed to indemnify and reimburse the Company for all damages and expenses, net of tax benefits received by the Company, related to this action. A trial date is currently set for January 1999, in the United States District Court for the Northern District of Illinois, Eastern Division for this matter.

     For the three and nine months ended September 30, 1998, the Company and majority shareholder have incurred legal expenses of approximately $651,000 and $1,118,000, respectively, compared with $170,000 and $253,000 for the three and nine months ended September 30, 1997, which have been assumed by the majority shareholder. If the trial date proceeds as scheduled, the Company will incur increased legal fees for the preparation and trial of the lawsuit. Although the majority shareholder has agreed to indemnify the Company for all expenses or settlements, if any, in connection with this suit, the Company will continue to record such expenses, and may record settlements, if any, as an expense with an offsetting increase to paid-in capital, net of tax effects.


5.  Facilities & Exit Accrual

     In June 1996, the Company purchased approximately 27 acres of vacant land in Vernon Hills, Illinois, upon which it constructed a combined telemarketing, warehouse, showroom and corporate office facility. Construction of the Vernon Hills facility was completed in July 1997, at which time the Company relocated to the new facility and vacated the Buffalo Grove facility. The Company recorded a $4.0 million pre-tax non-recurring charge to operating results for exit costs relating to the Buffalo Grove facility in the first quarter of 1996. The exit costs consist primarily of the estimated cost to the Company of subleasing the vacated facility, including holding costs, the estimated costs of restoring the building to its original condition and certain asset write-offs resulting from the relocation. During the nine months ended September 30, 1998 the Company charged approximately $554,000 against the exit accrual in cash payments for rent, real estate taxes and maintenance of the facility.

     The Company will reopen a portion Buffalo Grove facility during the fourth quarter of 1998 as a telemarketing facility. The Company plans to occupy the Buffalo Grove facility while it finalizes future long term growth plans for its Vernon Hills campus. The Company is continuing its effort to sublease all, or a portion of, the Buffalo Grove facility. While the Company occupies the Buffalo Grove facility a portion of the rent, real estate taxes and operating expenses related to the facility will be recorded as operating expense and the remainder will be charged against the exit accrual. There is no assurance that the remaining exit liability of $2.8 million at September 30, 1998 will be adequate to cover actual costs should the Company's actual experience in subleasing the facility differ from the assumptions used in calculating the exit charge.

     In March 1998, the Company acquired approximately 18 acres of vacant land contiguous to its Vernon Hills facility for $4.3 million. The Company now owns approximately 45 total acres. The Company completed construction of a 100,000 square foot addition to its current warehouse facility in September 1998, leaving approximately 18 acres available for future expansion.


6.         Financing Arrangements

     The Company has an aggregate $50 million available pursuant to unsecured lines of credit with two financial institutions expiring in June 1999, at which time the Company intends to renew the lines. Borrowings under one of the credit facilities bear interest at the prime rate less 2 1/2%, LIBOR plus 1/2% or the federal funds rate plus 1/2%, as determined by the Company. Borrowings under the second credit facility bear interest at the prime rate less 2 1/2%, LIBOR plus
 .45% or the federal funds rate plus .45%, as determined by the Company. At September 30, 1998, there were no borrowings against either of the credit facilities.

     In December 1997, the Company established a stand-by letter of credit for approximately $850,000 related to construction of the facility expansion. The Company has pledged a note from the Federal National Mortgage Association, included in investments held-to-maturity, with a face value of $1.1 million as collateral for the letter of credit.

7.         Earnings Per Share

     The Company has 21,546,674 common shares issued, with 21,496,674 outstanding at September 30, 1998. The Company has also granted options to purchase common shares to the directors and coworkers of the Company under several stock option plans. These options have a dilutive effect on the calculation of earnings per share. The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations as required by SFAS 128.


                                                    Three Months Ended                  Nine Months Ended
                                                        September 30,                     September 30,
                                                    1998             1997             1998             1997
                                                -----------      ----------       -----------      -----------

BASIC EARNINGS PER SHARE:
Income available to
     common shareholders (numerator)            $    17,141      $    13,001      $    47,499      $    37,060
                                                ===========      ===========      ===========      ===========
Weighted average common
     shares outstanding (denominator)                21,538           21,525           21,543           21,525
                                                ===========      ===========      ===========      ===========
Basic earnings per share                        $      0.80      $      0.60      $      2.20      $      1.72
                                                ===========      ===========      ===========      ===========

DILUTED EARNINGS PER SHARE:
Income available to
     common shareholders (numerator)            $    17,141      $    13,001      $    47,499      $    37,060
                                                ===========      ===========      ===========      ===========
Weighted average common
     shares outstanding                              21,538           21,525           21,543           21,525
Effect of dilutive securities:
     Options on common stock                            134              236              159              178
                                                -----------      -----------      -----------      -----------
Total common shares and dilutive securities
(denominator)                                        21,672           21,761           21,702           21,703
                                                ===========      ===========      ===========      ===========
Diluted earnings per share                      $      0.79      $      0.60      $      2.19             1.71
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


FINANCIAL INFORMATION                                 Percentage of Net Sales
                                           -----------------------------------------------
                                           Three Months Ended          Nine Months Ended
                                              September 30,              September 30,
                                          ---------------------      ---------------------
                                             1998        1997           1998        1997
                                           -------     -------        -------     -------

Net sales                                   100.0%      100.0%         100.0%      100.0%
Cost of sales                                87.3        86.7           87.3        86.5
                                             ----        ----           ----        ----
Gross profit                                 12.7        13.3           12.7        13.5
Selling and administrative expenses           6.7         6.9            6.6         7.1
Shareholder legal expense                     0.1         0.1            0.1         0.0
                                              ---         ---            ---        ----
Income from operations                        5.8         6.3            6.0         6.4
Other income, net                             0.3         0.4            0.3         0.3
                                              ---         ---            ---        ----
Income before income taxes                    6.1         6.7            6.3         6.7
Income tax provision                          2.4         2.7            2.5         2.7
                                              ---         ---            ---         ---
Net income                                    3.7%        4.0%           3.8%        4.0%
                                              ===         ===            ===         ===



OPERATING STATISTICS                                   Three Months Ended          Nine Months Ended
                                                         September 30,               September 30,
                                                     ----------------------     ----------------------
                                                         1998        1997           1998        1997
                                                       --------    --------       --------    --------
Number of orders shipped                                595,076     440,369      1,730,735   1,310,296
Average order size                                     $    778    $    736       $    726    $    707
Customers serviced                                      212,000     184,000        499,000     443,000
Number of account managers, end of period                   625         336              -           -
Inventory turns                                              31          20             25          20

The following table presents net sales by product line as a percentage of total net sales. Product classifications are based upon internal product code classifications and are retroactively adjusted for the addition of new categories but not for changes in individual product categorization.


ANALYSIS OF PRODUCT MIX

                             THREE MONTHS ENDED    SIX MONTHS ENDED
                             ------------------    ----------------
                                September 30,        September 30,
                               --------------       --------------
                               1998     1997        1998     1997
                               ----     ----        ----     ----
Notebooks & Laptops            19.3%    26.2%       19.8%    25.8%
Desktop Computers              15.2     12.8        15.7     12.8
Software                       13.7     12.2        13.6     12.6
Printers                       12.7     12.2        12.7     11.8
Data Storage Devices           12.1     10.4        11.6     10.4
Network & Communications
   Products                     9.9      8.5         9.3      8.6
Monitors & Video Products       7.6      7.5         7.9      7.7
Add-On Boards & Memory          3.7      4.9         4.0      4.8
Input Devices                   2.3      2.9         2.6      3.0
Multi-Media Devices             1.9      1.9         2.0      2.0
Other Accessories               1.6      0.5         0.8      0.5
                               ----     ----        ----    -----
Total                         100.0%   100.0%      100.0%   100.0%
                              =====    =====       =====    =====

Three months ended September 30, 1998 compared to three months ended September 30, 1997

     Net sales for the third quarter of 1998 increased 42.9% to a record $462.7 million compared to $323.9 million in the third quarter of 1997. The growth in net sales is primarily attributable to the growth in the number of orders processed, the number of active customers and increased demand from corporate, government and educational accounts. For the three months ended September 30, 1998, the number of orders processed grew 35.1% to 595,000, the number of active customers rose 15.2% and sales per active customer increased 24.1%. Sales to business, government, educational and institutional accounts increased to 89% of total sales from 82% in the third quarter of 1997. Desktop computers remained the fastest growing product category with unit volume increasing 86% and dollar volume 70%. Notebook computers continue to represent the largest portion of the Company's sales at 19%, with dollar volume increasing 6% from the third quarter of 1997.

     The average selling price of desktop CPU's decreased 8% and the average selling price of notebook CPU's remained consistent with the third quarter of 1997. The Company believes there may be additional decreases in prices for personal computers and related products. Such decreases require the Company to sell more units in order to maintain or increase the level of sales. Should future manufacturer price reductions or the Company's marketing efforts fail to increase the level of unit sales, the Company's sales growth rate and operating results could be adversely affected. Sales of Compaq, Hewlett Packard, IBM, Microsoft and Toshiba products comprise a substantial portion of the Company's sales. The loss of any of these, or any other key vendors, could have an adverse affect on the Company's results from operations. The statement concerning future sales and results from operations are forward looking statements that involve certain risks and uncertainties such as stated above.

     The fastest growing product categories in terms of sales dollars in the third quarter of 1998 were desktop computers at 70%, network and communication products at 66%, data storage devices at 66%, software at 60% and printers at 49%. Demand for certain products offered by the Company, and the growth of certain product categories, are driven by advances in technology and the development of new products and applications by the industry manufacturers, and acceptance of these new technologies and products by end-users. Any slowdown in the rate of technological advancement and new product development by industry manufacturers could have a material adverse effect on the Company's future sales growth.

     Gross profit decreased as a percentage of net sales to 12.7% for the three months ended September 30, 1998, compared to 13.3% for the three months ended September 30, 1997. The decrease in gross profit as a percentage of net sales is primarily the result of lower selling margins achieved on certain product lines, lower levels of inventory price protection from vendors and increased shipping costs. The lower levels of price protection in the third quarter of 1998 were the result of changes by certain manufacturers in the terms and conditions of their inventory price protection programs.

     On a forward-looking basis, it is likely that the gross profit margin achieved will be less than 13%, and could be less than the 12.7% achieved in the most recent quarter. The statements concerning future gross profit is a forward looking statement that involves certain risks and uncertainties such as the continued participation by vendors in inventory price protection and rebate programs, product mix, market conditions and other factors which could result in a fluctuation of gross margins below recent experience. Certain manufacturers may make additional changes that limit the amount of price protection for which the Company is eligible. Such changes could have a negative impact on gross margin in future periods. Vendor rebate programs are at the discretion of the vendor and many of these programs are dependent on achieving certain goals and objectives. Accordingly, there is no certainty that such programs will continue at their current levels or that the established goals and objectives will be attained.

     Selling and administrative expenses, which include net advertising expense, other selling administrative expenses and the executive incentive bonus pool decreased to 6.7% of net sales in the third quarter of 1998 versus 6.9% in the third quarter of 1997.

     Net advertising expense decreased as a percentage of net sales to 0.9% from 1.3% for the three months ended September 30, 1998 and 1997, respectively. Gross advertising expense decreased to 3.0% of net sales for the three months ended September 30, 1998 versus 3.5% for the three months ended September 30, 1997. The Company slightly decreased catalog circulation and the number of national advertising pages versus the prior year, while expanding its spending on branding and electronic commerce activities. Based upon the Company's planned marketing initiatives, future levels of gross advertising expense as a percentage of net sales are likely to be relatively consistent with or higher than the level achieved in the third quarter of 1998. Cooperative advertising reimbursements as a percentage of net sales decreased slightly to 2.1% of net sales in the third quarter of 1998 from 2.2% in the third quarter of 1997. The cooperative advertising reimbursement rate may fluctuate in future quarters depending on the level of vendor participation achieved and collection experience. The statements concerning future advertising expense and cooperative advertising reimbursements are forward looking statements that involve certain risks and uncertainties including the ability to identify and implement cost effective incremental advertising and marketing programs as well as the continued participation of vendors in the cooperative advertising reimbursement program.

     Other selling and administrative costs increased to 5.6% of net sales in the three months ended September 30, 1998 from 5.4% in the prior year period due primarily to increases in payroll and related costs. The increase in payroll costs as a percentage of sales is due primarily to investment in the recruiting, training and development of new account managers. As of September 30, 1998 there were 625 account managers, an increase of 57% from 399 account managers as of December 31, 1997. Of the 625 account managers at September 30, 1998, approximately 72% had fewer than 24 months experience, with 56% with less than 12 months.

     The executive incentive bonus pool increased to $1.0 million for the three months ended September 30, 1998 from $862,000 for the three months ended September 30, 1997. For the current year the Compensation and Stock Option
Committee has established the bonus pool at 15% of the increase in operating income over the prior year, versus 20% in prior periods.

     Legal costs incurred by the majority shareholder for the three months ended September 30, 1998 and 1997, in connection with the lawsuit filed by a former shareholder were $651,000 and $170,000, respectively. A trial date has been set for January 1999 for this case. If the trial date proceeds as scheduled, legal costs incurred by the Company regarding this matter will increase as the trial date approaches. Although the majority shareholder has agreed to indemnify the Company for all expenses or settlements, if any, incurred in connection with this suit, the Company will continue to record such expenses, and may record settlements, if any, as an expense with an offsetting increase to paid-in capital, net of tax effects. Although the Company and Mr. Krasny believe that their actions were honest and proper and that the suit by the former shareholder is without merit, should a negative result occur in this action, Mr. Krasny could be required to transfer certain of his shares of Common Stock to such former shareholder or determine to sell certain of his shares to finance any assessed damages or settlements. Such a transfer or sale by Mr. Krasny could adversely impact the market price of the Common Stock.

Net interest income totaled $1.2 million for the three months ended September 30, 1998 compared to $1.1 million for the three months ended September 30, 1997.

     The effective income tax rate, expressed as a percentage of income before income taxes, decreased to 39.6% for the three months ended September 30, 1998 from 39.7% for the three months ended September 30, 1997.

     Net income for the three months ended September 30, 1998 was $17.1 million, a 32% increase over $13.0 million for the three months ended September 30, 1997. Diluted earnings per share was $0.79 and $0.60 for the three months ended September 30, 1998 and 1997, respectively, an increase of 32%.

Nine months ended September 30, 1998 compared with the nine months ended September 30, 1997

     Net sales for the nine months ended September 30, 1998 increased 35.6% to a record $1.256 billion compared to $926 million in the same period of 1997. The growth in net sales is primarily attributable to the growth in the number of orders processed, active customers and increased demand from corporate, government and educational accounts. For the nine months ended September 30, 1998, the number of orders processed increased 32.1% to 1,731,000, the number of customers serviced grew 12.7% to 499,000 and average sales per active customer increased 20.4%. Sales to business, government, educational and institutional accounts increased to 86% of total sales from 81% in the nine months ended September 30, 1997. Desktop computers remain the fastest growing product category with unit volume increasing 96% and dollar volume 66%.

     The average selling price of desktop computers decreased 15.3% and the average selling price of notebook CPU's decreased 0.8% from the first nine months of 1997. The Company believes there may be additional decreases in prices for personal computers and related products. Such decreases require the Company to sell more units in order to maintain or increase the level of sales. Should future manufacturer price reductions or the Company's marketing efforts fail to increase the level of unit sales, the Company's sales growth rate and operating results could be adversely affected. Sales of Compaq, Hewlett Packard, IBM, Microsoft and Toshiba products comprise a substantial portion of the Company's sales. The loss of any of these, or any other key vendors, could have an adverse affect on the Company's results from operations. The statement concerning future sales and results from operations are forward looking statements that involve certain risks and uncertainties such as stated above.

     The fastest growing product categories in terms of sales dollars in the first nine months of 1998 were desktop computers at 66%, data storage devices at 51%, software at 46%, printers at 46%, and video products at 39%. Demand for certain products offered by the Company, and the growth of certain product categories, are driven by advances in technology and the development of new products and applications by the industry manufacturers, and acceptance of these new technologies and products by end-users. Any slowdown in the rate of technological advancement and new product development by industry manufacturers could have a material adverse effect on the Company's future sales growth.

     Gross profit decreased as a percentage of net sales to 12.7% for the nine months ended September 30, 1998, compared to 13.5% for the nine months ended September 30, 1997. The decrease in gross profit as a percentage of net sales is primarily the result of lower selling margins achieved on certain product lines, lower levels of inventory price protection from vendors and increased shipping costs. The lower levels of price protection in the third quarter of 1998 were the result of changes by certain manufacturers in the terms and conditions of their inventory price protection programs.

     On a forward-looking basis, it is likely that the gross profit margin achieved will be less than 13%, and could be less than the 12.7% achieved in the most recent nine months. The statement concerning future gross profit is a forward looking statement that involves certain risks and uncertainties such as the continued participation by vendors in inventory price protection and rebate programs, product mix, market conditions and other factors which could result in a fluctuation of gross margins below recent experience. Certain manufacturers may make additional changes that limit the amount of price protection for which the Company is eligible. Such changes could have a negative impact on gross margin in future periods. Vendor rebate programs are at the discretion of the vendor and many of these programs are dependent on achieving certain goals and objectives. Accordingly, there is no certainty that such programs will continue at their current levels or that the established goals and objectives will be attained.

     Selling and administrative expenses, which include net advertising expense, other selling administrative expenses, the executive incentive bonus pool decreased to 6.6% of net sales in the first nine months of 1998 versus 7.1% in the nine months ended September 30, 1997.

     Net advertising expense decreased as a percentage of net sales to 0.8% from 1.3% for the nine months ended September 30, 1998 and 1997, respectively. Gross advertising expense decreased to 3.1% of net sales for the nine months ended September 30, 1998 versus 3.5% for the nine months ended September 30, 1997. The Company slightly decreased catalog circulation and the number of national advertising pages versus the prior year, while expanding its spending on branding and electronic commerce activities. Based upon the Company's planned marketing initiatives, future levels of gross advertising expense as a percentage of net sales are likely to be relatively consistent with or higher than the level achieved in the nine months ended September 30, 1998. Cooperative advertising reimbursements as a percentage of net sales increased to 2.3% of net sales for the nine months ended September 30, 1998 from 2.2% for the nine months ended September 30, 1997, due to a combination of factors including changes to vendor billing rates, increased participation by vendors and new and expanded catalog formats. The cooperative advertising reimbursement rate may fluctuate in future quarters depending on the level of vendor participation achieved and collection experience. The statements concerning future advertising expense and cooperative advertising reimbursement are forward looking statements that involve certain risks and uncertainties including the ability to identify and implement cost effective incremental advertising and marketing programs as well as the continued participation of vendors in the cooperative advertising reimbursement program.

     Other selling and administrative costs increased to 5.7% of net sales in the nine months ended September 30, 1998 from 5.3% in the prior year period due primarily to increases in payroll and related costs. The increase in payroll costs as a percentage of sales is due primarily to the increased investment in the recruiting, training and development of new account managers. As of September 30, 1998 there were 625 account managers, an increase of 57% from 399 account managers as of December 31, 1997. Of the 625 account managers at September 30, 1998, approximately 72% had fewer than 24 months experience, with 56% with less than 12 months.

     The executive incentive bonus pool decreased to $2.2 million for the nine months ended September 30, 1998 from $4.6 million for the nine months ended September 30, 1997. Of the $2.4 million decrease in the bonus pool from the prior year $800,000 results from an effective increase in the pool in the first nine months of 1997 due to the $4.0 million exit charge taken in 1996, $901,000 is due to a lower level of growth in operating income and the remaining $727,000 is due to the change in the bonus pool rate. For the current year the Compensation and Stock Option Committee has established the bonus pool at 15% of the increase in operating income over the prior year, versus 20% in prior periods.

   Legal costs incurred by the majority shareholder for the nine months ended September 30, 1998 and 1997, in connection with the lawsuit filed by a former shareholder were $1.1 million and $253,000, respectively. A trial date has been set for January 1999 for this case. If the trial date proceeds as scheduled, legal costs incurred by the Company regarding this matter will increase as the trial date approaches. Although the majority shareholder has agreed to indemnify the Company for all expenses, and may record settlements, if any, incurred in connection with this suit, the Company will continue to record such expenses or settlements, if any, as an expense with an offsetting increase to paid-in capital, net of tax effects. Although the Company and Mr. Krasny believe that their actions were honest and proper and that the suit by the former shareholder is without merit, should a negative result occur in this action, Mr. Krasny could be required to transfer certain of his shares of Common Stock to such former shareholder or determine to sell certain of his shares to finance any assessed damages or settlements. Such a transfer or sale by Mr. Krasny could adversely impact the market price of the Common Stock.

     Net interest income totaled $3.3 million for the nine months ended September 30, 1998 compared to $3.0 million for the nine months ended September 30, 1997.

     The effective income tax rate, expressed as a percentage of income before income taxes, decreased to 39.6% for the nine months ended September 30, 1998 from 39.7% for the nine months ended September 30, 1997.

     Net income for the nine months ended September 30, 1998 was $47.5 million, a 28% increase over $37.1 million for the nine months ended September 30, 1997. Diluted earnings per share was $2.19 and $1.71 for the nine months ended September 30, 1998 and 1997, respectively, an increase of 28%.


Liquidity and Capital Resources

Working Capital

     The  Company  has   historically   financed  its   operations  and  capital
expenditures primarily through cash flow from operations, short-term borrowings and public offerings of common stock.

     At September 30, 1998, the Company had cash, cash equivalents and marketable securities of $75.4 million and working capital of $208.7 million, representing a decrease of $4.1 million in cash, cash equivalents and marketable securities and an increase of $41.3 million in working capital from December 31, 1997.

     As of  September  30,  1998 the  Company  had an  aggregate  $50.0  million
available   pursuant  to  unsecured   credit   facilities   with  two  financial
institutions expiring in September 1999. Borrowings under one of the credit facilities bear interest at the prime rate less 2 1/2%, LIBOR plus 1/2% or the federal funds rate plus 1/2%, as determined by the Company. Borrowings under the second credit facility bear interest at the prime rate less 2 1/2%, LIBOR plus
 .45% or the federal funds rate plus .45%, as determined by the Company. At September 30, 1998 there were no borrowings against either of the credit facilities.

     The Company's current primary and anticipated use of cash is to fund the growth in working capital and capital expenditures. The Company believes that the funds held in cash, cash equivalents and marketable securities, and funds available under the credit facilities will be sufficient to fund the Company's working capital and cash requirements at least through September 30, 1999.

     During the third quarter of 1998 the Company announced that its Board of Directors authorized the repurchase of up to 1 million shares of its common stock, slightly under 5% of its total outstanding shares, in open market transactions. The Company repurchased a total of 50,000 shares during the quarter for approximately $2.1 million. The Company intends to hold the repurchased shares in treasury for general corporate purposes, including issuances under various employee stock option plans.

Cash flows for the nine months ended September 30, 1998

     Net cash provided by operating activities for the nine months ended September 30, 1998 was $8.0 million. The primary factors which historically affect the Company's cash flows from operations are accounts receivable, merchandise inventory and accounts payable. The increase in accounts receivable resulted from increased sales volume and an increase in the percentage of net sales generated from commercial accounts with open credit terms to 62% for the nine months ended September 30, 1998 from 54% in 1997. Annualized inventory turnover increased to approximately 25 times for the nine months ended September 30, 1998. Inventory turnover in 1998 has been positively impacted by a reduction in inventory levels resulting from the implementation of build to order programs by the major hardware manufacturers. The increase in accounts payable reflects timing of payments to vendors at the end of the respective periods.

     Cash provided by operating activities for the nine months ended September 30, 1998 was positively impacted by a $3.3 million tax benefit recorded to paid-in-capital, relating to the exercise of shares pursuant to the MPK Stock Option Plan in August 1998.

     Net cash used in investing activities for the nine months ended September 30, 1998 was $11.3 million, including approximately $12.4 million used for capital expenditures. The capital expenditures made by the Company were primarily related to the purchase of additional land, the expansion of the Vernon Hills facility and machinery and equipment for the Vernon Hills facility.

Year 2000 Readiness Disclosure

General
     The Year 2000 Issue ("Y2K") is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, receive or ship products, send invoices, or engage in similar normal business activities.

     The Company has established a Y2K project designed to make all its hardware and software systems Y2K compliant by December 31, 1999. The Company intends to contract an outside organization to review its project methodology and status to ensure all aspects of the Y2K issue have been addressed.

Project
     CDW's Y2K project consists of two components, internal and external. The internal section has been divided into five steps which are currently being completed by the Y2K Team:

1.       Awareness - Awareness  includes  evaluating  industry best   practices,
         generating management and employee awareness, establishing communications methods and establishing the project team.
2. Assessment - This phase includes hardware and software compliance assessment, establishment of the size and scope of the project, establishment of a project timeline, priorities, budgeting and allocation of resources.
3. Renovation - Renovation consists of establishing a detailed implementation plan, the design of new systems and system corrections, writing of system code and software and hardware testing.
4. Validation - Validation includes testing new systems and system corrections to ensure they will function properly in operation.
5. Implementation - Final certification of the new and corrected systems, implementation of the systems and monitoring to ensure they continue to function.

     The Awareness, Assessment and Renovation phases of the project were completed prior to September 1998. As a result of the Assessment phase the Company believes it will not be required to replace any of its hardware components or significant portions of its software to make its systems Y2K compliant. The Company plans to complete substantially all of the internal portion of its Y2K project prior to December 31, 1998 and will then focus its efforts on the external portion.

     The external portion of the project focuses on assessing the Y2K readiness of product and service vendors and its potential impact on the Company's operations. The Company will begin communications with its vendors in the first quarter of 1999 to assess the status of the vendors' Y2K projects. The Company will then work through issues with its business partners to minimize potential business interruptions. This portion of the project is expected to be completed prior to December 31, 1999.

Costs
The Company estimates that total costs for the Y2K project, through December 31, 1999, will range between $750,000 and $1 million. As of September 30, 1998 the Company has incurred, and recorded as operating expenses, approximately $200,000 in costs related to the project, of which approximately $150,000 were incurred during the nine months ended September 30, 1998. Essentially all of the Company's expenditures to date are for internal payroll costs related to the assessment and correction of internal systems. Of the estimated remaining costs of $550,000 to $800,000, approximately one-third relate to the cost of assessing and communicating with vendors and two-thirds relate to the correction of internal systems.

Risks
     The failure to correct a material Y2K problem could result in an interruption in, or a failure of, certain normal business activities or operations. Such failures could materially and adversely affect the Company's results of operations and financial condition. Due to the general uncertainty inherent in the Y2K problem, resulting in part from the uncertainty of the Y2K readiness of third-party suppliers, the Company is unable to determine at this time whether the consequences of Y2K failures will have a material impact on the Company's results of operations and financial condition. The Company's Y2K project is expected to significantly reduce the Company's level of uncertainty about the Y2K problem and, in particular, about the Y2K compliance and readiness of its material vendors. The Company believes that, with the completion of the project as scheduled the possibility of significant interruptions of normal operations should be minimized.

     The statements concerning future impact of the Y2K issue are forward looking statements that involve certain risks and uncertainties, such as the inability to receive products on a timely basis from vendors, ship products to customers and other factors, which could have a material impact on the Company's results from operations. Certain vendors may fail to adequately prepare their information systems or the Company's own Y2K project may not correct all Y2K issues. Accordingly, there is no certainty that either the Company or its vendors will complete their Y2K projects prior to December 31, 1999.

     Certain statements included in Management's Discussion and Analysis of Financial Condition and Results of Operations concerning the Company's sales growth, gross profit as a percentage of sales, advertising expense, cooperative advertising reimbursements and the potential impact on operations of the Y2K issue are forward-looking statements that involve certain risks and uncertainties, as specified herein.


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

     On September 14, 1996, the District Court granted the motion to dismiss the Complaint, with prejudice on the grounds that the federal cause of action was barred by the statute of limitations and the district court did not have jurisdiction over the pendant state law claims. The former shareholder filed an appeal of the District Court decision to the United States Court of Appeals for the Seventh Circuit. On July 28, 1997, the Court of Appeals reversed the District Court's ruling and remanded the matter back to the District Court for further proceedings. The Court of Appeals held, among other things, that the District Court improperly granted the motion to dismiss the Complaint because it based its decision on inferences of fact inappropriate at this stage of the proceedings. The case is currently proceeding in the District Court. The Company and Mr. Krasny have answered the Complaint. They denied any wrongdoing or liability on their part and asserted a number of affirmative defenses. The District Court has established a trial date in January 1999 for this matter.

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


Item 6.       Exhibits and Reports on Form 8-K

   (a)        Exhibits:

              27(a) Financial Data Schedule (for the three months ended September 30, 1998)


   (b)        Reports on Form 8-K:

              There were no reports on Form 8-K filed for the nine months ended September 30, 1998.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                      CDW Computer Centers, Inc.
                                                      (Registrant)


         Date      November 11, 1998                  /s/ Harry J. Harczak, Jr.
                  ---------------------               --------------------------
                                                      Harry J. Harczak, Jr.
                                                      Chief Financial Officer

         Date      November 11, 1998                  /s/ Sandra M. Rouhselang
                  ---------------------               --------------------------
                                                      Sandra M. Rouhselang
                                                      Controller