Form 10-K
period 1998-12-31
CDW COMPUTER CENTERS INC
filed 1999-03-30
CIK 899171

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-K

X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

_ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____________ TO
     -------------

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

Title of each class                    Name of each exchange on which registered
       None                                              N/A

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

The aggregate market value of the Common Stock held by non-affiliates as of March 29, 1999 was approximately $1.360 billion, based upon the market price per share of $63.13.

As of March 29, 1999, the registrant had 21,540,991 shares of Common Stock, $0.01 par value, outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE


Portions of the following documents are incorporated by reference into the parts of this Form 10-K designated to the right of the document listed.

Incorporated Document                          Location in Form 10-K

1998 Definitive Proxy Statement, to be         Part III, Items 10, 11, 12 and 13
filed pursuant to Regulation 14 A not
later than April 30, 1999.

An Index to Exhibits appears at pages          Part IV, Item 14
20 - 22 herein

                           CDW COMPUTER CENTERS, INC.
                          1998 FORM 10-K ANNUAL REPORT
                      FOR THE YEAR ENDED DECEMBER 31, 1998
                                      INDEX


                                     PART I                        10-K Page No.

Item 1.        Business  . . . . . . . . . . . . . . . . . . . . . . . . . . . 1

Item 2.        Properties . . . . . . . . . . . . . . . . . . . . . . . . . . .8

Item 3.        Legal Proceedings .  . . . . . . . . . . . . . . . . . . . . . .9

Item 4.        Submission of Matters to a Vote of Security Holders . . . . . . 9


                                     PART II

Item 5.        Market for Registrant's Common Equity and Related
               Stockholder Matters. . . . . . . . . . . . . . . . . . . . . . 10

Item 6.        Selected  Financial  Data . . . . . . . . . . . . . . . . . . .11

Item 7.        Management's Discussion and Analysis of Financial
               Condition and Results of  Operations  . . . . . . . . . . . . .12

Item 8.        Financial Statements and Supplementary Data . . . . . . . . .  19

Item 9.        Changes in and Disagreements with Accountants
               on Accounting and Financial Disclosure . . . . .. . . . . . . .19


                                    PART III

Item 10.       Directors and Executive Officers of the Registrant . . . . . . 19

Item 11.       Executive Compensation . . . . . . . . . . . . . . . .. . . . .19

Item 12.       Security Ownership of Certain Beneficial Owners
               and Management . . . . . . . . . . . . . . . . . . . . . . . . 19

Item 13.       Certain Relationships and Related Transactions . . . . . . . . 19


                                     PART IV

Item 14.       Exhibits, Financial Statement Schedule and Reports
               on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . .20

Signatures  .  .  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 23

                                     PART I
Item 1.       BUSINESS.

GENERAL

     CDW Computer Centers, Inc. and its subsidiaries (collectively 'CDW' or the 'Company') is a leading direct marketer of microcomputer products, primarily to business, government, educational, institutional and home office users in the United States. The Company sells a broad range of name-brand microcomputer products, including hardware and peripherals, software, networking/communication products and accessories through knowledgeable telemarketing account managers. On May 27, 1998, the Company formed CDW Government, Inc. (CDW-G), a wholly owned subsidiary. CDW-G sells personal computers and related products and focuses exclusively on serving government and education accounts. Sales of products that utilize, or are compatible with, Microsoft Windows, Windows NT and MS-DOS operating platforms account for substantially all of the Company's net sales. The Company offers popular brand name microcomputer products from Apple, Compaq, Canon, Epson, Hewlett-Packard, IBM, Intel, Lotus, Microsoft, NEC, Novell, Toshiba and 3Com, among others. The Company's high volume, cost-efficient operation, supported by its proprietary information technology systems, enables it to offer these products at discounted prices.

     The Company directs its marketing efforts toward current and prospective customers with a particular focus on business, government, educational, institutional and home office users. The Company believes that these entities and persons have a high level of product knowledge and are most likely to purchase sophisticated systems and products through the Company's direct marketing format. The Company markets to prospective customers through its catalog and other direct mailing programs, through national advertising in computer magazines and through electronic commerce via the Internet. During the year ended December 31, 1998, the Company serviced approximately 634,000 customers. The Company continues to focus on generating repeat sales from existing customers while attracting sales from new customers. The Company has consistently maintained a high annual rate of repeat purchases from current customers by offering excellent customer service and competitive pricing on a broad range of microcomputer products. The Company enhances repeat purchases by offering add-on and replacement products through its experienced telemarketing account managers who are knowledgeable about a customer's needs, and by enhancing product offerings such as networking products through targeted catalogs to such users.

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

     The sophistication and value consciousness of the Company's customer base, combined with the evolution of industry standards for microcomputers, has also resulted in heightened end-user interest in, and acceptance of, microcomputers, peripherals and software which use the Microsoft operating platform and are manufactured by high quality manufacturers. In addition, the intense competition among manufacturers has generally reduced prices and increased the number of microcomputers and related products being used by businesses and sold by direct marketing organizations such as CDW. The Company believes that its direct marketing format, which promotes the sale of high quality, brand name products at competitive prices and a high level of technical service, is well suited to serve an increasingly sophisticated and value conscious customer base.

COMPETITION

     The microcomputer products industry is highly competitive. The Company competes with a large number and variety of resellers of microcomputer and related products. In the hardware category, the Company competes with traditional microcomputer retailers, computer superstores, consumer electronic and office supply superstores, mass merchandisers, national direct marketers, Internet retailers, corporate resellers and value-added resellers. In the software and accessories categories, the Company generally competes with these same resellers as well as specialty retailers and resellers. In addition, as a result of improving technology, certain software manufacturers have developed and may continue to develop sales methods that allow customers to download software programs and packages directly onto the customer's system through the use of modem telecommunications. The Company also competes with distributors and manufacturers that sell hardware and software directly to certain customers.
Several of the Company's current and potential competitors are larger and have substantially greater resources than the Company. Additionally, several competitors in the direct marketing and Internet commerce industries have raised capital in the public markets through initial and subsequent public offerings. The increased visibility of these companies and their access to the capital markets may improve their market position and their ability to compete with the Company. Although the Company offers products for sale via electronic commerce, there can be no assurance that the Company's sales via electronic commerce will meet or exceed sales levels generated by competitors. The Company believes that competition may increase in the future, which could require the Company to reduce prices, increase advertising expenditures or take other actions which may have an adverse effect on the Company's operating results.

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

BUSINESS STRATEGY

     The Company's business strategy is to be a high volume, cost-efficient direct marketer of a broad range of brand name, competitively priced, microcomputer products and to provide a high level of customer service. The Company believes that the following factors are of principal importance in its ability to implement this business strategy:

     Breadth and Depth of Selection. The Company offers a wide range of products, providing its customers with the convenience of one-stop shopping for their microcomputer-related needs. The Company carries brand name products and regularly reviews and modifies its mix of product offerings.

     Competitive Pricing. The Company believes that its high volume, cost-efficient direct marketing format allows it to maintain a pricing advantage over many other microcomputer product resellers. The Company utilizes a pricing model which allows it to efficiently pass on pricing changes as they occur and provide its customers with the lowest possible price.

     Sales and Marketing. The Company uses telemarketing account managers to respond to customer inquiries generated by direct marketing in personal computer magazines, periodic catalog mailings and Internet marketing activities. In addition to its direct marketing efforts, the Company uses certain other sales strategies, including outbound calling through its Corporate Development team, to expand and enhance its base of active customers. The Company's sales function is organized to support customers requiring unique service levels or product lines.

     Customer Service - Custom Configuration and Technical Support. As of December 31, 1998, the Company custom configures approximately 3,000 units per week and ships the majority of its orders the day the order is placed. The Company employs a trained technical staff that is available by telephone to assist the customer should technical problems occur in order to reduce product returns and increase customer satisfaction. The Company believes that its commitment to service at the time of sale and after the purchase maximizes sales and encourages repeat customers.

     Information Technology. The Company uses proprietary, real-time information technology systems which centralize management of key functions and generate daily operating control reports enabling management to identify and respond quickly to internal changes and trends in the industry and to provide high levels of customer satisfaction.

     Effective Inventory Control. The Company's management information systems, "just-in-time" purchasing system, RF-based cycle counting system and use of vendor stock balancing and price protection programs allow it to minimize its investment in inventory, reduce inventory discrepancies and the risk of obsolescence while meeting customer needs. These systems resulted in the Company achieving approximately 24 inventory turns during 1998.

     High Quality Personnel. The Company strives to attract, retain and motivate high quality personnel and provides its coworkers with financial incentives designed to maximize performance and productivity. The Company and Mr. Krasny, its majority shareholder, Chairman and CEO, have instituted short-term incentive programs and stock-based compensation programs to reward and motivate all of the Company's coworkers.

MERCHANDISE

     The Company offers microcomputer products including hardware and peripherals, software, networking and communication products and accessories for use with microcomputers based on a variety of operating platforms. The Company's just-in-time purchasing system and aggressive inventory management allows it to limit its on-hand inventory and ship orders generally on a same-day basis.

     The following is a listing of selected product manufacturers by product category :



     PRODUCT CATEGORIES                           SELECTED PRODUCT MANUFACTURERS
     ------------------                           ------------------------------
HARDWARE AND PERIPHERALS:
Notebook and Laptop   Computers       3Com                     IBM                      Okidata
Desktop Computers and Servers         3M                       Imation                  Quantum
Printers                              Acer                     Infocus                  Seagate
Data Storage Devices                  Adaptec                  Intel                    Simple
Video Products                        APC                      Iomega                   SMC
Add-on Boards/Memory                  Apple                    Kingston                 Sony
Input Devices                         Belkin                   Kodak                    TDK
Multi-Media                           Canon                    Lexmark                  Tectronix
Net/Comm Products                     Cisco                    Logitech                 Toshiba
Other Accessories                     Compaq                   Magnavox                 Viewsonic
                                      CTX                      Maxell                   Visiontek
                                      Epson                    Memorex                  Western Digital
                                      Fujitsu                  Microtek
                                      Hewlett-Packard          NEC

SOFTWARE:
                                      Adobe                    Lotus                    Seagate
                                      Computer Associates      Microsoft                Symantec
                                      Corel                    Novell



     The Company continually seeks to expand and improve its relationships with manufacturers as well as increase the number of products which it is authorized to sell.

     The Company offers a wide variety of software packages in the business and personal productivity, utility and language, educational and entertainment categories. The Company also offers a broad range of microcomputer accessories, including computer-related items and supplies such as diskettes, printer products, pointing devices, digital cameras and connectors.

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

     During 1998, CDW purchased approximately 60% of its merchandise from distributors and aggregators and the balance direct from manufacturers, all of which ship directly to the Company's distribution facility. The Company is generally authorized by manufacturers to sell via direct marketing all or selected products offered by the manufacturer. The Company's authorization with each manufacturer provides for certain terms and conditions, which may include one or more of the following: product return privileges, price protection policies, purchase discounts and vendor support programs, such as purchase or sales rebates and cooperative advertising reimbursements. The Company's business and results of operations may be adversely affected if the terms and conditions of the Company's authorizations were significantly modified or if certain products become unavailable to the Company, whether such unavailability is because the manufacturer terminates the Company's authorization or the product is subject to allocation or otherwise. Vendor support programs are at the discretion of the manufacturers and usually require achieving a specified sales volume or growth rate to qualify for all, or some of the incentive program.

     For the year ended December 31, 1998, Ingram Micro/Ingram Alliance and Merisel were the only vendors from whom purchases exceeded 10% of total purchases. Additionally, in 1998 Compaq and Hewlett Packard products each comprised more than 10% of total Company sales. The loss of any of these vendors, or any other key vendors, could have an adverse effect on the Company.

     The Company believes that the Chicago metropolitan area is an excellent location for its business as it is centrally located for purposes of shipping products throughout the United States and provides quick access to manufacturers and same day access to its principal distributors and aggregators, including Ingram Micro/Ingram Alliance, Merisel, Tech Data, and Micro United. The relocation of key distributors utilized in the Company's just-in-time purchasing model could adversely impact the Company's results of operations. Although brand names and individual products are important to the Company's business, the Company believes that competitive sources of supply are available in substantially all of the merchandise categories the Company carries.

     CDW also applies its proprietary information technology systems to the task of managing its inventory. At December 31, 1998, the Company maintained an investment in inventory of approximately $64 million with approximately $72,000 of inventory on hand over 90 days old. The Company turned its inventory approximately 24 times during 1998.

MARKETING AND ADVERTISING ACTIVITIES

     The Company utilizes a variety of advertising and marketing media to attract and retain customers, including national advertising in computer related publications, catalogs and certain other direct marketing activities, as well as electronic marketing via the Internet. In 1998, the Company launched a new national branding campaign which includes national print media and national cable television advertisements. Due to its relationships with its product suppliers and others, a substantial portion of its advertising and marketing expenses are reimbursed through cooperative advertising reimbursement programs. These cooperative advertising programs are at the discretion of the Company's vendors and are typically tied to certain purchasing volumes and other commitments required by the Company. The Company's approach to its marketing and advertising activities is proprietary in nature, as is its strategy in managing its files of current, prior and prospective customers. In order to measure the effectiveness of its marketing activities, the Company tracks responses to its various efforts by a variety of means. This information is used to further refine its strategy and develop more effective programs in the future.

www.cdw.com

     The Company has an established Internet web site, known as www.cdw.com, to capitalize on the growing interest and opportunity created by electronic commerce. The web site includes many advanced features to attract new customers and produce sales, including more than 40,000 computer products to search and order on-line, advanced search capabilities, product specifications on over 10,000 products, product availability and pricing. It also offers side-by-side product comparisons, links to product reviews, newsworthy announcements, personalized access and customized two-way interaction that allows for checking order status at will. In addition, the Company has, through its excellent relations with vendors, arranged for links between vendors' web sites and the Company's. The Company believes the website provides information and convenience for its customers, while also serving as another source for new customers. During 1998 the Company generated $60.5 million of unassisted sales over its web site, of which $20.6 million were generated in the fourth quarter.

SALES ACTIVITIES AND ORDER FULFILLMENT

     The Company's success is due in part to the strength of its account managers who respond to customer telephone inquiries generated by the Company's advertising and marketing efforts, and contact customers. The Company's account managers are trained in Company systems and philosophies, are product knowledgeable and motivated to maximize sales and provide high levels of customer service. All account managers are graduates of CDW University, the Company's proprietary sales training program. The program includes four weeks of classroom training followed by several weeks of sales experience in one of the Company's retail showrooms. CDW seeks to build customer relations by assigning each customer to the account manager who first services the customer. Upon subsequent calls to CDW, the customer is directed to their account manager for assistance. In the spirit of teamwork, account managers are encouraged to cooperate and work together to maximize sales and customer satisfaction.

     Each catalog and advertisement distributed by the Company bears a toll-free number to be used by customers in phoning CDW to place a product order. Telephone calls are answered by account managers who utilize on-line computer terminals to retrieve information regarding product characteristics, cost and availability and to enter customer orders. Account managers enter orders on-line into a computerized order fulfillment system which updates the Company's customer purchase history. Computer processing of orders is performed immediately following the placement of the order and upon receipt of credit approval. The Company ships most credit approved orders received by 9:00 p.m., exclusive of orders for products not in stock or subject to allocation by the manufacturer, on the day the order was received. Orders are shipped by Federal Express, Airborne Express, RPS, Chicago Messenger Service, United Parcel Service, U.S. Mail, common carrier or any other acceptable manner requested by the customer. The Company charges customers for shipping but may offer promotional shipping programs from time to time. The average order size was $745 in 1998 and $704 in 1997.

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

CUSTOMERS

     CDW currently maintains a database of over 3.1 million active and prospective names of which approximately 634,000 were serviced by the Company in 1998. The Company believes that its customers consist principally of businesses, government institutions and home business users, which tend to purchase higher-end equipment. For the year ended December 31, 1998, sales to business, government and institutional customers accounted for approximately 87% of the Company's net sales, although consumers account for a greater proportion of the total names on the Company's database.

     CDW's customers are located principally throughout the United States. In 1998, approximately 21% of the Company's net sales were generated by sales to Illinois residents, approximately 29% were generated to residents of the eastern United States, approximately 16% were generated by sales to residents of the southern United States, approximately 18% were generated by sales to residents of the western United States and approximately 15% were generated by sales to residents of the Midwestern United States (other than Illinois). In addition, approximately 1% were sold to customers outside the United States.

CUSTOM CONFIGURATION AND TECHNICAL SUPPORT

     The Company offers custom configuration which permits customers to add accessories, load software or request a custom setup of systems purchased from the Company. During 1998, the Company's custom configuration center processed approximately 119,000 custom configured units. The Company employs a technical staff that is trained and maintains the highest levels of professional certification from manufacturers including that of "Novell Certified Network Engineer" and "Certified Microsoft Engineer". The Company's trained technical support personnel are available by telephone to assist the customer with technical problems or questions in order to reduce product returns and increase customer satisfaction. CDW has developed a proprietary customer service tracking system to ensure that customer initiated service requests are responded to rapidly.

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

     The Company's success is dependent on the accuracy and proper utilization of its information technology systems, including its telephone systems. The Company's ability to manage its inventory and accounts receivable collections; to purchase, sell and ship its products efficiently and on a timely basis; and to maintain its cost-efficient operation is dependent upon the quality and utilization of the information generated by its information technology systems. In that regard, the Company anticipates that it will, from time to time, require software and hardware upgrades for its present information technology systems. In addition, the ability of the Company to adapt its systems to changes in the competitive environment or to take advantage of additional automation is dependent upon its ability to recruit and retain qualified IT professionals. If the Company were unable to develop or purchase future enhancements to its information technology hardware or software, or continue to hire and retain qualified IT professionals, the Company's operating results could be adversely affected. See Management's Discussion and Analysis of Financial Condition and Results of Operations for information regarding the impact of the Year 2000 issue on the Company's business.

PERSONNEL AND TRAINING

     At December 31, 1998, the Company employed 1,512 coworkers. Of these, 1,302 were employed at the Company's headquarters in Vernon Hills, Illinois, 52 at the Company's retail showroom in Chicago, Illinois, 152 at the Buffalo Grove, Illinois telemarketing facility and 6 were employed at the government sales office in Chantilly, Virginia. The Company considers its coworker relations to be excellent. The Company's level of net sales per coworker decreased approximately 6.7% to $1.39 million for the year ended December 31, 1998 as compared to $1.49 million for the year ended December 31, 1997. No coworkers are covered by collective bargaining agreements.

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

     The Company's retail showrooms, which generated approximately 5.4% of the Company's net sales for 1998, inclusive of orders placed by telephone and picked up at the retail showroom, provide an environment in which to further train the Company's account managers before they join its telemarketing department.

TRADEMARKS

     The Company conducts its business under the trade names and service marks "CDW", "Computer Discount Warehouse" and "CDW-G." The Company has taken steps to register and protect these marks and believes they have significant value and are important factors in its marketing programs.

ITEM 2.       PROPERTIES.

     The Company's primary location and headquarters is in Vernon Hills, Illinois, and includes its main distribution center, telemarketing facility, a retail showroom and corporate offices. The facility consists of a combined total of approximately 325,000 square feet of warehouse and office space, including a 100,000 square foot warehouse expansion which was completed in September 1998, and is located on approximately 27 acres of land. In March 1998, the Company acquired 18 acres of vacant land contiguous to the Vernon Hills facility. The Company now owns a total of 45 acres of land at the Vernon Hills site, of which approximately 18 are vacant and available for future expansion. The Company's Chicago retail showroom is under lease through the year 2000.

     The Company is obligated under a lease through 2004 for a combined 104,000 square foot office and warehouse facility in Buffalo Grove, Illinois, that previously served as its main facility. In October 1998, the Company reopened the office portion of the Buffalo Grove facility as a telemarketing center. The Company is attempting to sublease the Buffalo Grove facility and plans to occupy the office space while it finalizes future long term growth plans for its Vernon Hills campus. See Note 7 in Notes to Consolidated Financial Statements.

ITEM 3.       LEGAL PROCEEDINGS.

     In December 1998, the Company and Michael P. Krasny, its majority shareholder, Chairman and CEO, agreed to settle the litigation brought against them in 1993 by a former shareholder, director and executive officer of the Company. The lawsuit was related to the Company's redemption of the common stock held by the former shareholder in July 1990, and requested actual and punitive damages. Although the Company and Mr. Krasny believe their actions were honest and proper and that the allegations were without merit, they agreed to the settlement of the suit, whereby all pending litigation was dismissed with a one time payment by Mr. Krasny to the former shareholder of approximately $4.4 million. The amount was determined based upon the difference between the agreed upon estimated fair market value of the Company at the time of the redemption of the former shareholder's interest in 1990 and the amount previously paid to the former shareholder. Pursuant to Mr. Krasny's indemnification of the Company for all costs, damages or settlements related to the litigation, the Company recorded the payment by Mr. Krasny to the former shareholder as a capital contribution, with an offsetting reduction of paid-in capital for the additional redemption price paid to the former shareholder. Thus, the settlement had no impact on the Company's results of operations or cash flows.

     Mr. Krasny also reimbursed the Company for all expenses, net of tax benefits received by the Company, related to this action. For the years ended December 31, 1998, 1997 and 1996, the Company and Mr. Krasny incurred legal expenses in the aggregate of approximately $1.3 million, $379,000 and $133,000, respectively, which have been assumed by Mr. Krasny. These legal expenses are recorded as a selling and administrative expense and the reimbursement, net of tax, is recorded as an increase to paid-in capital. As a result of the settlement, the Company does not anticipate incurring any additional expenses related to this lawsuit.


ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     There were no matters submitted during the fourth quarter of 1998 to a vote of security holders.

PART II

     ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The following table sets forth the high and low sales prices for the Company's Common Stock on The Nasdaq Stock Market (R) for the periods indicated. These quotations were obtained from Nasdaq. As of February 11, 1999, the Company believes there were approximately 6,600 beneficial owners of the Company's stock. Except for distributions prior to May 25, 1993, the date of termination of the Company's election to be taxed as an S Corporation, the Company has neither declared nor paid any cash dividends on its Common Stock. The Company currently intends to retain earnings for use in the operation and expansion of its business and therefore does not anticipate paying cash dividends in the foreseeable future.



                                            1998                   1997
                                   ---------------------   --------------------
       QUARTER ENDED                  LOW        HIGH         LOW        HIGH
-----------------------------      ---------   ---------   ---------   ---------
March 31............                $47 1/2    $ 70 3/4    $42  7/8    $70
June 30.............                 38 1/4      61 1/2     39  5/8     57 3/4
September 30........                 36          55         53          78
December 31.........                 43 1/4     103 7/8     42 13/16    69 3/4

Item 6.  Selected Financial Data.

                   CDW Computer Centers, Inc. and Subsidiaries
                      Selected Financial and Operating Data
          (in thousands, except per share and selected operating data)



                                                                                  Year Ended December 31,
                                                        ----------------------------------------------------------------------------
                                                              1998           1997           1996           1995           1994
                                                        ----------------------------------------------------------------------------
INCOME STATEMENT DATA :
Net sales                                               $     1,733,489  $    1,276,929  $     927,895  $     628,721  $     413,270
Cost of sales                                                 1,513,314       1,106,124        805,413        548,568        359,274
                                                        ----------------------------------------------------------------------------
Gross profit                                                    220,175         170,805        122,482         80,153         53,996
Selling and administrative expenses                             115,537          90,315         64,879         49,175         34,617
Exit charge (1)                                                       -               -          4,000              -              -
                                                        ----------------------------------------------------------------------------
Income from operations                                          104,638          80,490         53,603         30,978         19,379
Interest income (expense), net                                    4,708           4,259          3,469          1,973            392
Other income (expense), net                                        (335)           (241)          (188)            47            119
                                                        ----------------------------------------------------------------------------
Income before income taxes                                      109,011          84,508         56,884         32,998         19,890
Income tax provision                                             43,170          33,507         22,484         12,939          7,777
                                                        ----------------------------------------------------------------------------
Net income                                              $        65,841   $      51,001  $      34,400  $      20,059  $      12,113
                                                        ----------------------------------------------------------------------------

Net income per share
Basic                                                   $          3.06  $        2.37  $        1.60  $        0.95  $        0.61
                                                        ----------------------------------------------------------------------------
Diluted                                                 $          3.03  $        2.35  $        1.58  $        0.95  $        0.61
                                                        ----------------------------------------------------------------------------
Weighted average number of common
shares outstanding
Basic                                                            21,531          21,525         21,525         21,026         20,003
Diluted                                                          21,752          21,704         21,785         21,080         20,003

SELECTED OPERATING DATA :
Average order size                                       $          745 $           704  $         704  $         630  $         590
Number of orders shipped (in thousands)                           2,327           1,814          1,318            998            700
Customers serviced (in thousands)                                   634             575            462            374            274
Net sales per co-worker (in thousands)                   $        1,392 $         1,490  $       1,459  $       1,364  $       1,223
Inventory turnover                                                 24.0            21.4           23.4           21.7           22.2
Accounts receivable - days sales outstanding                       32.2            25.0           22.6           21.8           20.7

                                                                                       December 31,
                                                        ----------------------------------------------------------------------------
                                                              1998           1997           1996           1995           1994
                                                        ----------------------------------------------------------------------------
FINANCIAL POSITION:
Working capital                                          $      228,730 $       167,421  $     123,614  $      99,127  $      49,217
Total assets                                                    341,821         269,641        198,830        132,929         77,860
Total debt and capitalization lease obligations                       -               -              -              -              -
Total shareholders' equity                                      270,763         199,866        141,622        106,161         55,843


(1)  The exit charge provides for estimated  costs  associated with vacating the
     Company's   leased  facility.  See  Note  7 of  Notes  to  the Consolidated
     Financial Statements.


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

RESULTS OF OPERATIONS

     The following table sets forth for the periods indicated information derived from the Company's statements of income expressed as a percentage of net sales:

--------------------------------------------------------------------------------
                                                 PERCENTAGE OF NET SALES
        FINANCIAL RESULTS                        YEARS ENDED DECEMBER 31,
--------------------------------------------------------------------------------
                                           1998           1997            1996
                                          -------        -------         -------
Net sales                                 100.0 %        100.0 %         100.0 %
Cost of sales                              87.3           86.6            86.8
                                          -------        -------         -------
Gross profit                               12.7           13.4            13.2
Selling and administrative expenses         6.7            7.1             7.0
Exit charge                                ----           ----             0.4
                                          -------        -------         -------
Income from operations                      6.0            6.3             5.8
Interest and other income                   0.3            0.3             0.3
                                          -------        -------         -------
Income before income taxes                  6.3            6.6             6.1
Income tax provision                        2.5            2.6             2.4
                                          -------        -------         -------
Net income                                  3.8 %          4.0 %           3.7 %

OPERATING STATISTICS                               YEARS ENDED DECEMBER 31,
                                             -----------------------------------
                                                 1998         1997          1996
Number of orders shipped                    2,326,618    1,814,388     1,318,316
Average order size                               $745         $704          $704
Customers serviced                            634,000      575,000       462,000
Number of account managers, end of period         622          399           311
Annualized inventory turns                         24           21            23

     The following table represents sales by product line as a percentage of net sales for each of the periods noted. Product lines are based upon internal product code classifications and are not retroactively adjusted for the addition of new categories or changes in individual product categorization.

                                       -----------------------------------------
                                                ANALYSIS OF PRODUCT MIX
                                                YEARS ENDED DECEMBER 31,
                                       -----------------------------------------
                                         1998             1997            1996
                                       --------         --------        --------
Notebook & Laptop Computers              19.8 %           25.0 %          26.3 %
Desktop Computers and Servers            15.7             13.2            11.9
Software                                 13.4             12.6            12.2
Printers                                 12.6             12.1            11.3
Data Storage Devices                     11.0             10.4             9.7
Net/Comm Products                         9.3              8.5             9.6
Video                                     7.8              7.8             7.6
Add-On Boards/Memory                      4.1              4.8             5.7
Input Devices                             2.6              3.0             2.8
Multi-Media                               1.9              2.0             1.8
Other Accessories                         1.8              0.6             1.1
                                        --------        ---------       --------
Total                                   100.0 %          100.0 %         100.0 %
                                        --------        ---------       --------



YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

     Net sales in 1998 increased 35.8% to a record $1.733 billion compared to $1.277 billion in 1997. The Company's average order size increased 5.8% in 1998 to $745 from $704 in 1997. The number of customers serviced for the year ended December 31, 1998 grew to 634,000 compared to 575,000 for the year ended December 31, 1997. The growth in net sales is primarily attributable to a higher concentration of commercial accounts, a higher level of sales per active account and an increase in the number of orders processed. Sales to commercial accounts, including business, government, educational and institutional, increased to 87% of net sales in 1998 from 82% in 1997. The number of active customers increased over 10% to 634,000 in 1998 from 575,000 in 1997, while the number of active commercial accounts increased approximately 24% in the same period. For the twelve months ended December 31, 1998 the number of orders shipped increased 28.2% to over 2.3 million. Desktop computers and servers were the fastest growing product category with unit volume increasing 86% and dollar volume 62%. Notebook computers continue to represent the largest portion of the Company's sales at 20%, with dollar volume increasing more than 7% from 1997.

     The average selling price of desktop CPU's decreased 15.5% and the average selling price of notebook CPU's declined 3.5% from 1997. The Company believes there may be additional decreases in prices for personal computers and related products. Such decreases require the Company to sell more units in order to maintain or increase the level of sales. Should future manufacturer price reductions or the Company's marketing efforts fail to increase the level of unit sales, the Company's sales growth rate and operating results could be adversely affected. Sales of Compaq, Hewlett Packard, IBM, Microsoft and Toshiba products comprise a substantial portion of the Company's sales. The loss of any of these, or any other key vendors, could have an adverse effect on the Company's results from operations. The statement concerning future prices, sales and results from operations are forward looking statements that involve certain risks and uncertainties such as stated above.

     The fastest growing product categories in terms of sales dollars in 1998 were desktop computers at 62%, network and communication products at 48%, software at 45%, data storage devices at 44%, and printers at 41%. Demand for certain products offered by the Company, and the growth of certain product categories, are driven by advances in technology and the development of new products and applications by the industry manufacturers, and acceptance of these new technologies and products by end-users. Any slowdown in the rate of technological advancement and new product development by industry manufacturers could have a material adverse effect on the Company's future sales growth.

     Gross profit decreased as a percentage of net sales to 12.7% for the twelve months ended December 31, 1998, compared to 13.4% in 1997. The decrease in gross profit as a percentage of net sales is primarily the result of lower selling margins achieved on certain product lines, lower levels of inventory price protection from vendors and increased shipping costs. The lower levels of price protection in 1998 were the result of changes by certain manufacturers in the terms and conditions of their inventory price protection programs.

     On a forward-looking basis, it is likely that the gross profit margin achieved will be less than 13%, and could be less than the 12.7% achieved in 1998. The statement concerning future gross profit is a forward looking statement that involves certain risks and uncertainties such as the continued participation by vendors in inventory price protection and rebate programs, product mix, market conditions and other factors which could result in a fluctuation of gross margins below recent experience. Certain manufacturers may make additional changes that limit the amount of price protection for which the Company is eligible. Such changes could have a negative impact on gross margin in future periods. Vendor rebate programs are at the discretion of the vendor and many of these programs are dependent on achieving certain goals and objectives. Accordingly, there is no certainty that such programs will continue at their current levels or that the established goals and objectives will be attained.

     Selling and administrative expenses, which include net advertising expense, other selling administrative expenses and the executive incentive bonus pool decreased to 6.7% of net sales in 1998 versus 7.1% in 1997.

     Net advertising expense decreased as a percentage of net sales to 0.7% from 1.3% for the year ended December 31, 1998 and 1997, respectively. Gross advertising expense decreased to 3.0% of net sales in 1998 versus 3.5% in 1997. The Company decreased catalog circulation and the number of national advertising pages versus the prior year, while expanding its spending on branding and electronic commerce activities. The decline in gross advertising spending was consistent with the Company's strategy of shifting resources in 1998 to an aggressive sales force expansion. Based upon the Company's planned marketing initiatives, future levels of gross advertising expense as a percentage of net sales are likely to be relatively consistent with or higher than the level achieved in 1998. Cooperative advertising reimbursements as a percentage of net sales were consistent with the level achieved in 1997 at 2.3% of net sales. The cooperative advertising reimbursement rate may fluctuate in future quarters depending on the level of vendor participation achieved and collection experience. The statements concerning future advertising expense and cooperative advertising reimbursements are forward looking statements that involve certain risks and uncertainties including the ability to identify and implement cost effective incremental advertising and marketing programs as well as the continued participation of vendors in the cooperative advertising reimbursement program.

     Other selling and administrative costs increased to 5.7% of net sales in 1998 from 5.4% in the prior year due primarily to increases in payroll and related costs. The increase in payroll costs as a percentage of sales is due primarily to investment in the recruiting, training and development of new account managers. As of December 31, 1998 there were 622 account managers, an increase of 56% from 399 account managers as of December 31, 1997. Of the 622 account managers, approximately 73% had fewer than 24 months experience and 58% had fewer than 12 months, as compared to 70% and 42% at the end of 1997, respectively.

     The executive incentive bonus pool decreased to $3.3 million in 1998 from $5.3 million in 1997. Of the $2.0 million decrease in the bonus pool from the prior year, $800,000 results from an effective increase in the pool in 1997 due to the $4.0 million exit charge taken in 1996, $100,000 is due to a lower level of growth in operating income and the remaining $1.1 million is due to a change in the bonus pool rate. For 1998, the Compensation and Stock Option Committee established the bonus pool at 15% of the increase in operating income over the prior year, versus 20% in prior periods. For 1999, the bonus pool rate will remain at 15% of the increase in operating income over 1998.

     Legal costs incurred by the majority shareholder, Chairman and CEO, Michael
P. Krasny, in connection with the lawsuit filed by a former shareholder were $1.3 million and $379,000, in 1998 and 1997, respectively. Mr. Krasny reimbursed the Company for these costs, which were recorded by the Company as expenses with an offsetting increase to paid-in capital, net of tax effects. Although the Company and Mr. Krasny believe their actions were honest and proper, they agreed to a settlement of the suit in December 1998, whereby all pending litigation was dismissed. Under terms of the settlement the Company and Mr. Krasny agreed to make a one time payment to the former shareholder of approximately $4.4 million, which amount was paid by Mr. Krasny. The Company recorded the payment by Mr. Krasny to the former shareholder as a capital contribution, with an offsetting reduction of paid-in capital for the additional redemption price paid to the former shareholder. Thus, the settlement had no impact on the Company's results of operations or cash flows.

     Interest income, net of other expenses, increased to $4.4 million in 1998 compared to $4.0 million in 1997, primarily due to higher levels of available cash.

     The effective income tax rate, expressed as a percentage of income before income taxes, was 39.6% for the year ended December 31, 1998 versus 39.7% in 1997.

     Net income for the twelve months ended December 31, 1998 was $65.8 million, a 29% increase over $51.0 million for the twelve months ended December 31, 1997. Diluted earnings per share was $3.03 and $2.35 for the year ended December 31, 1998 and 1997, respectively, an increase of 29%.


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

     Interest income, net of other expenses, totaled $4.0 million for the year ended December 31, 1997 compared to $3.3 million for the year ended December 31, 1996. The increase is due to higher interest rates combined with higher levels of cash available for investment resulting from cash generated from operations, including the tax benefit from stock option and restricted stock transactions in the first quarter of 1997, offset by funds utilized for construction of the Vernon Hills facility.

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

LIQUIDITY AND CAPITAL RESOURCES

WORKING CAPITAL

     CDW has historically financed its operations and capital expenditures primarily through cash flow from operations, short-term bank borrowings and public offerings of common stock. At December 31, 1998, the Company had cash, cash equivalents and marketable securities of $70.7 million and working capital of $228.7 million. At December 31, 1997 the Company had working capital of $167.4 million. The increase of $61.3 million in working capital in 1998 was due primarily to certain components of the Company's cash flow from operations for the year ended December 31, 1998 offset by capital expenditures for facility expansion and other purposes. The Company's current primary and anticipated use of cash, cash equivalents and marketable securities balances is to fund the growth in working capital and capital expenditures necessary to support future growth in sales.

MARKET RISK

     The Company's investments in marketable securities as of December 31, 1998 and 1997 are all due in one year or less and are concentrated in U.S. Government and Government Agency securities. As such, the risk of significant changes in the value of these securities as a result of a change in market interest rates is minimal.

CASH FLOWS

     Cash provided by operating activities in 1998 was $4.5 million compared to $19.5 million for 1997. The primary working capital factors that have historically affected the Company's cash flows from operations are the levels of accounts receivable, merchandise inventory and accounts payable. Accounts receivable at December 31, 1998 increased $66.0 million from December 31, 1997. The increase in accounts receivable resulted from increased sales volume, an increase in the percentage of net sales generated from open credit terms with commercial customers to 62% from 55% in 1997.

     Cash used in investing activities for 1998 was $17.6 million compared to $17.8 million in 1997. In 1998, the Company incurred approximately $15.1 million of capital expenditures for the purchase of additional land, expansion of the Vernon Hills warehouse, warehouse equipment, information technology investments and leasehold improvements. The remainder of cash used in investing activities reflects increases in the Company's marketable securities portfolio.

     Financing activities in 1998 included the renewal of the Company's unsecured credit facilities with two financial institutions aggregating $50.0 million. The credit facilities expire in June 1999 and contain certain financial covenants. Borrowings under one of the lines bear interest at the prime rate less 2.5%, LIBOR plus 0.5% or the federal funds rate plus 0.5%, as determined by the Company. Borrowings under the second credit facility bear interest at the prime rate less 2.5%, LIBOR plus 0.45% or the federal funds rate plus 0.45%, as determined by the Company. At December 31, 1998 there were no borrowings against either of the credit facilities. The Company intends to renew the credit facilities upon expiration. In October 1998, the Company established an unsecured stand-by letter of credit for approximately $160,000 related to improvements to the Vernon Hills facility which expires in June 1999.

     During the third quarter of 1998, the Company's Board of Directors authorized the repurchase of up to 1 million shares of its common stock in open market transactions. The Company repurchased a total of 50,000 shares during the third quarter for approximately $2.1 million. The Company intends to hold the repurchased shares in treasury for general corporate purposes, including issuances under various employee stock option plans.

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

     The Company has initiated a Y2K project and assigned a Y2K project team designed to make all its hardware and software systems Y2K compliant prior to December 31, 1999. The Company intends to contract an outside organization to review its project methodology and status to ensure all aspects of the Y2K issue have been addressed.

Project
     CDW's Y2K project consists of internal and external components. The internal section has been divided into five steps:
     1. Awareness - Awareness includes evaluating industry best practices, generating management and employee awareness, establishing communications methods and establishing the project team.
     2. Assessment - This phase includes hardware and software compliance assessment, establishment of the size and scope of the project, establishment of a project timeline, priorities, budgeting and allocation of resources.
     3. Renovation - Renovation consists of establishing a detailed implementation plan, the design of new systems and system corrections, writing of system code and software and hardware testing.
     4. Validation - Validation includes testing new systems and system corrections to ensure they will function properly in operation.
     5. Implementation - Final certification of the new and corrected systems, implementation of the systems and monitoring to ensure they continue to function.

     The Awareness, Assessment and Renovation phases of the project were completed prior to December 1998. As a result of the Assessment phase, the Company believes it will not be required to replace any of its hardware components or significant portions of its software to make its systems Y2K compliant. As of December 31, 1998 the Company believes it has completed substantially all of the validation and implementation of internal systems critical to continuing operations. The remaining portions of the internal project include validation and implementation of secondary files and systems, as well as the review of project methodology and status to be conducted by an outside organization.

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

Costs
     The Company estimates that total costs for the Y2K project, through December 31, 1999, will range between $750,000 and $1 million. As of December 31, 1998 the Company has incurred, and recorded as operating expenses, approximately $240,000 in costs related to the project, of which approximately $190,000 were incurred during the year ended December 31, 1998. Essentially all of the Company's expenditures to date are for internal payroll costs related to the assessment and correction of internal systems. Of the estimated remaining costs of $510,000 to $760,000, approximately one-third relate to the cost of assessing and communicating with vendors and two-thirds relate to the correction and testing of internal systems.

Risks
     The failure to correct a material Y2K problem could result in an interruption in, or a failure of, certain normal business activities or operations. Such failures could materially and adversely affect the Company's results of operations and financial condition. Due to the general uncertainty inherent in the Y2K problem, resulting in part from the uncertainty of the Y2K readiness of third-party suppliers, the Company is unable to determine at this time whether the consequences of Y2K failures will have a material impact on the Company's results of operations and financial condition. The Company's Y2K project is expected to significantly reduce the Company's level of uncertainty about the Y2K problem and, in particular, about the Y2K compliance and readiness of its material vendors. The Company believes that, with the completion of the project as scheduled, the possibility of significant interruptions of normal operations should be minimized. Although the Company believes the potential impact is not material, as a result of the Y2K issue the Company may be exposed to lawsuits resulting from the sale of products which are not Y2K compliant.

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


     Certain statements included in Management's Discussion and Analysis of Financial Condition and Results of Operations concerning the Company's sales growth, gross profit as a percentage of sales, advertising expense, cooperative advertising reimbursements, exit charge and Y2K readiness are forward-looking statements that involve certain risks and uncertainties, as specified herein.

     ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The information required by this item is contained in a separate section of this Report beginning on page F(i). See Index to Consolidated Financial Statements beginning on page F(i).

     ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     There were no disagreements with accountants on accounting and financial disclosure matters during the periods reported herein.

     PART III

     ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information required hereunder is incorporated by reference herein from the Registrant's 1998 Definitive Proxy Statement, to be filed pursuant to Regulation 14A not later than April 30, 1999.

     ITEM 11. EXECUTIVE COMPENSATION.

     The information required hereunder is incorporated by reference herein from the Registrant's 1998 Definitive Proxy Statement, to be filed pursuant to Regulation 14A not later than April 30, 1999.

     ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required hereunder is incorporated by reference herein from the Registrant's 1998 Definitive Proxy Statement, to be filed pursuant to Regulation 14A not later than April 30, 1999.

     ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required hereunder is incorporated by reference herein from the Registrant's 1998 Definitive Proxy Statement, to be filed pursuant to Regulation 14A not later than April 30, 1999.

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

              3. Exhibits required by Securities and Exchange Commission Regulation S-K, Item 601:


              EXHIBIT NO.               DESCRIPTION OF DOCUMENT
              ----------                -----------------------
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



              10 (ee)          Lease Agreement dated January 25, 1995 between the Company, as lessee, and IJM Management Limited Partnership, as agent for the owner, as lessor, relating to the premises located in Chicago, Illinois (ii)
              10 (ff)          Purchase/Sale  Agreement  dated and effective  February 12, 1997 between the Company, as buyer, and Continental Executive Parke, L.L.C. as seller, relating to the premises located in Vernon Hills, Illinois, made on March
                               14, 1997 (iii)
              10 (ii)          Non-statutory Stock Option Agreement dated September 5, 1996 between the Company and Harry J. Harczak, Jr. (iv)
              10 (jj)          Non-statutory Stock Option Agreement dated September 5, 1996 between the Company and James R. Shanks (iv)
              10 (kk)          Form of Indemnification and Hold Harmless Agreement between the
                               Company and the Selling Shareholder (v)
              10 (ll)          CDW 1996 Incentive Stock Option Plan (v)
              10 (oo)          Purchase/Sale  Agreement  dated and effective  December 16, 1997 between the Company, as buyer, and Continental Executive Parke, Vernon Hills,
                               Illinois, made on March 2, 1997 (vi)
              10 (pp)          CDW 1997 Officer and Manager Bonus Plan (vi)
              10 (qq)          Revolving Note between the Company and LaSalle National Bank dated June 28,
                               1998 (vii)
              10 (rr)          Revolving  Note between the Company and The Northern Trust Company dated
                               June 30, 1998 (vii)
              10 (ss)          First Amendment to CDW Incentive Stock Option Plan
              10 (tt)          First Amendment to CDW 1996 Incentive Stock Option Plan

              21      Subsidiaries of the Registrant (i)
              23      Consent of Independent Accountants
              27      Financial Data Schedule

     FOOTNOTES

                      (i)      Incorporated by reference from the exhibits filed
                               with   the   Company's   registration   statement
                               (33-59802) on Form S-1 filed under the Securities
                               Act  of  1933  filed  on May  11,  1993  and  the
                               Company's  registration  statement (333-60025) on
                               Form S-3 filed under the Securities  Act of  1933
                               on July 28, 1998.
                      (ii)     Incorporated by reference from the exhibits filed
                               with the Company's  quarterly report (0-21796) on
                               Form 10-Q for the quarter ended June 30, 1995.
                      (iii)    Incorporated by reference from the exhibits filed
                               with   the   Company's   registration   statement
                               (33-94820) on Form S-3 filed under the Securities
                               Act of 1993.
                      (iv)     Incorporated by reference from the exhibits filed
                               with the Company's  quarterly report (0-21796) on
                               Form 10-Q for the  quarter  ended  September  30,
                               1997.
                      (v)      Incorporated by reference from the exhibits filed
                               with   the   Company's   registration   statement
                               (333-20935)   on  Form  S-3   filed   under   the
                               Securities Act of 1993.
                      (vi)     Incorporated by reference from the exhibits filed
                               with the  Company's  annual  report  (0-21796) on
                               Form 10-K for the year ended December 31, 1997.
                      (vii)    Incorporated by reference from the exhibits filed
                               with the Company's  Quarterly report (0-21796) on
                               Form 10-Q for the quarter ended June 30, 1998.



     (b) The Company did not file any reports on Form 8-K during the last quarter of the year ended December 31, 1998.

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


                           CDW COMPUTER CENTERS, INC.

Date : March 29, 1999

                                        By :     /s/ Michael P. Krasny
                                                 Michael P. Krasny, Chairman of
                                                 the Board, Chief Executive
                                                 Officer and Secretary


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



     Signature                          Title                              Date

     /s/ Michael P. Krasny              Chairman of the Board, Chief       March 29, 1999
     Michael P. Krasny                  Executive Officer and Secretary

     /s/ Gregory C. Zeman               President and Director             March 29, 1999
     Gregory C. Zeman

     /s/ Daniel B. Kass                 Vice President-Sales               March 29, 1999
     Daniel B. Kass                     and Director

     /s/ Harry J. Harczak, Jr.          Chief Financial Officer            March 29, 1999
     Harry  J. Harczak, Jr.             and Treasurer

     /s/ Sandra M. Rouhselang           Controller and                     March 29, 1999
     Sandra M. Rouhselang               Chief Accounting Officer


                                ITEMS 8 AND 14(A)
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS





                                                                         Page(s)


Report of Independent Accountants                                            F-1

Consolidated Balance Sheets as of                                            F-2
         December 31, 1998 and 1997

Consolidated Statements of Income for the years ended                        F-3
         December 31, 1998, 1997    and 1996

Consolidated Statement of Shareholders' Equity for the years ended           F-4
         December 31, 1998, 1997    and 1996

Consolidated Statements of Cash Flows for the years ended                    F-5
         December 31, 1998, 1997    and 1996

Notes to Consolidated Financial Statements                                   F-6

















                                      F(i)

REPORT OF INDEPENDENT ACCOUNTANTS


The Board of Directors
CDW Computer Centers, Inc.
Vernon Hills, Illinois

In our opinion the accompanying consolidated balance sheets and the related consolidated statements of income, shareholders' equity and cash flows present fairly, in all material respects, the financial position of CDW Computer Centers, Inc. and Subsidiaries (the "Company") as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


PricewaterhouseCoopers LLP

Chicago, Illinois
January  21, 1999

                   CDW COMPUTER CENTERS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 (in thousands)



                                                                          December 31,
                                                                          ------------
                                                                  1998                    1997
                                                              -------------           ------------
ASSETS
Current assets :
      Cash and cash equivalents                                 $  4,230               $  18,233
      Marketable securities                                       66,458                  61,192
      Accounts receivable, net of allowance for doubtful
        accounts of $3,185 and $1,950, respectively              152,308                  87,524
      Miscellaneous receivables                                    5,896                   3,960
      Merchandise inventory                                       64,392                  61,941
      Prepaid expenses and other assets                            1,423                     759
      Deferred income taxes                                        5,081                   3,587
                                                                ---------              ---------

         Total current assets                                    299,788                 237,196

Property and equipment, net                                       37,056                  26,704
Deferred income taxes and other assets                             4,977                   5,741
                                                                ---------              ---------

         TOTAL ASSETS                                            341,821               $ 269,641
                                                                =========              =========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities :
      Accounts payable                                          $ 41,358               $  44,451
      Accrued expenses :
         Payroll, Commissions and management
          incentive Compensation                                  16,279                  12,996
         Income taxes                                              5,146                   5,504
         Exit costs                                                2,715                   3,391
         Other                                                     5,560                   3,433
                                                                ---------              ---------

         Total current liabilities                                71,058                  69,775
                                                                ---------              ---------

Commitments and contingencies

Shareholders' equity :

      Preferred shares, $1.00 par value; 5,000 shares
         authorized; none issued                                        -                      -
      Common shares, $ .01 par value; 75,000 shares
         authorized; 21,571 and 21,525 shares
         issued, respectively                                         216                    215
      Paid-in capital                                              81,352                 74,680
      Retained earnings                                           192,259                126,418
      Unearned compensation                                          (975)                (1,447)
                                                                ---------              ---------
                                                                  272,852                199,866

      Less cost of common shares in treasury, 50 and
         0 shares, respectively                                    (2,089)                     -

         Total shareholders' equity                               270,763                199,866
                                                                ---------              ---------


          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY              341,821              $ 269,641
                                                                =========              =========

     The accompanying notes are an integral part of the consolidated financial statements.

                   CDW COMPUTER CENTERS, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                      (in thousands, except per share data)



                                                            Years Ended December 31,
                                                  ---------------------------------------------
                                                     1998             1997             1996
                                                  ---------------------------------------------


 Net sales                                        $ 1,733,489      $ 1,276,929      $   927,895
 Cost of sales                                      1,513,314        1,106,124          805,413
                                                  -----------      -----------      -----------

 Gross profit                                         220,175          170,805          122,482

 Selling and administrative expenses                  115,537           90,315           64,879
 Exit charge                                                -                -            4,000
                                                  -----------      -----------      -----------

 Income from operations                               104,638           80,490           53,603

 Interest income                                        4,708            4,259            3,469
 Other expense                                           (335)            (241)            (188)
                                                  -----------      -----------      -----------

 Income before income taxes                           109,011           84,508           56,884

 Income tax provision                                  43,170           33,507           22,484
                                                  -----------      -----------      -----------

 Net income                                       $    65,841      $    51,001      $    34,400
                                                  ===========      ===========      ===========

 Earnings per share
    Basic                                         $      3.06      $      2.37      $      1.60
                                                  ===========      ===========      ===========
    Diluted                                       $      3.03      $      2.35      $      1.58
                                                  ===========      ===========      ===========

 Weighted average number of
 common shares outstanding
    Basic                                              21,531           21,525           21,525
                                                  ===========      ===========      ===========
    Diluted                                            21,752           21,704           21,785
                                                  ===========      ===========      ===========

     The accompanying notes are an integral part of the consolidated financial statements.

                   CDW COMPUTER CENTERS, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                 (in thousands)


                                                                                                                           Total
                                              Common Stock     Paid in    Retained      Unearned    Treasury Shares    Shareholders'
                                             Shares  Amount    Capital    Earnings    Compensation  Shares   Amount        Equity
                                             --------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1995                 21,525  $  215   $  66,414   $  41,017    $  (1,485)         - $     -     $  106,161

MPK Restricted Stock Plan forfeitures                              (127)                     127                                 -

Amortization of unearned compensation                                                        981                               981

Compensation stock option grants                                  1,586                   (1,586)                                -

Capital contribution for legal costs assumed
     by majority shareholder, net of tax                             80                                                         80

Net income                                                                   34,400                                         34,400
                                             --------------------------------------------------------------------------------------

BALANCE AT DECEMBER 31, 1996                 21,525     215      67,953      75,417       (1,963)        -        -        141,622

MPK Restricted Stock Plan forfeitures                               (35)                      35                                 -

Amortization of unearned compensation                                                        481                               481

Compensatory stock option grants, net of
     forfeitures                                                    699                                                        699

Tax Benefit from restricted stock and
     stock option transactions                                    5,835                                                      5,835

Capital contribution for legal costs assumed
     by majority shareholder, net of tax                            228                                                        228

Net income                                                                   51,001                                         51,001
                                             --------------------------------------------------------------------------------------

BALANCE AT DECEMBER 31, 1997                 21,525     215      74,680     126,418       (1,447)        -        -        199,866

MPK Restricted Stock Plan forfeitures                                (1)                                                        (1)

Amortization of unearned compensation                                                        472                               472

Compensatory stock option grants                                    986                                                        986

Exercise of Stock Options                        46       1       1,140                                                      1,141

Tax benefit from stock option transactions                        3,741                                                      3,741

Capital contribution for litigation
     settlement by majority shareholder                           4,365                                                      4,365

Additional redemption price pursuant to
     litigation settlement                                       (4,365)                                                    (4,365)

Capital contibution for legal costs assumed
     by majority shareholder, net of tax                            806                                                        806

Purchase of treasury shares                                                                             50   (2,089)        (2,089)

Net income                                                                   65,841                                         65,841
                                             --------------------------------------------------------------------------------------

BALANCE AT DECEMBER 31, 1998                 21,571  $  216   $  81,352   $ 192,259    $    (975)       50  $(2,089)    $  270,763
                                             ======================================================================================



    The accompanying notes are an integral part of the consolidated financial statements.

                   CDW COMPUTER CENTERS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in thousands)


                                                                                      Years Ended December 31,
                                                                               --------------------------------------
                                                                                 1998           1997           1996
                                                                               --------       --------       --------
Cash flows from operating activities:

Net income                                                                     $ 65,841       $ 51,001       $ 34,400

Adjustments   to  reconcile  net  income  to  net  cash  provided  by
operating activities:

        Depreciation                                                              4,758          2,672          1,975
        Accretion of marketable securities                                       (2,797)        (2,014)           (87)
        Stock-based compensation expense                                          1,458          1,180            981
        Allowance for Doubtful Accounts                                           1,235            850            475
        Legal fees assumed by majority shareholder                                  806            228             80
        Deferred tax benefit                                                       (720)        (1,351)        (3,228)
        Loss on disposal of fixed asset                                               -              -            281
        Tax benefit from stock option exercise                                     3,741         5,835              -

        Changes in assets and liabilities:
            Accounts receivable                                                 (66,019)       (30,978)       (20,310)
            Miscellaneous receivables                                            (1,936)           (29)        (1,569)
            Merchandise inventory                                                (2,451)       (20,479)       (14,040)
            Prepaid expenses and other assets                                      (675)            58           (625)
            Accounts payable                                                     (3,093)         7,809         17,206
            Accrued compensation                                                  3,283          2,246          6,061
            Accrued income taxes and other expenses                               1,769          3,108          3,187
            Accrued exit costs                                                     (676)          (596)         3,987
                                                                               --------       --------       --------

        Net cash provided by operating activities                                 4,524         19,540         28,774
                                                                               --------       --------       --------

Cash flows from investing activities:

        Purchases of available-for-sale securities                              (26,810)       (13,825)       (24,701)
        Redemptions of available-for-sale securities                             32,250          9,575         27,300
        Purchases of held-to-maturity securities                                (88,122)       (87,330)       (86,781)
        Redemptions of held-to-maturity securities                               80,213         90,892         68,732
        Purchase of property and equipment                                      (15,110)       (17,081)       (11,078)
                                                                               --------       --------       --------

        Net cash used in investing activities                                   (17,579)       (17,769)       (26,528)
                                                                               --------       --------       --------

Cash flows from financing activities:

        Proceeds of treasury shares                                              (2,089)             -              -
        Proceeds from exercise of stock options                                   1,141              -              -
                                                                               --------       --------       --------

        Net cash used in investing activities                                      (948)             -              -
                                                                               --------       --------       --------

Net (decrease) increase in cash                                                 (14,003)         1,771          2,246

Cash and cash equivalents - beginning of period                                  18,233         16,462         14,216
                                                                               --------       --------       --------

Cash and cash equivalents - end of period                                      $  4,230       $ 18,233       $ 16,642
                                                                               ========       ========       ========

Supplementary disclosure of cash flow information:
        Interest paid                                                          $      -       $      1       $     14
        Taxes paid                                                             $ 40,400       $ 26,197       $ 23,763



     The accompanying notes are an integral part of the consolidated financial statements.

CDW COMPUTER CENTERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.        Description of Business

          CDW Computer Centers, Inc. and its subsidiaries (collectively the "Company") are engaged in the distribution of brand name personal computers and related products primarily through direct marketing to end users within the United States. The Company's primary business is conducted from a combined telemarketing, corporate office, warehouse and showroom facility located in Vernon Hills, Illinois. The Company also operates a telemarketing facility in Buffalo Grove, Illinois, a retail showroom in Chicago, Illinois and a government sales office in Chantilly, Virginia.

          The Company extends credit to business, government and institutional customers under certain circumstances based upon the financial strength of the customer. Such customers are typically granted net 30 day credit terms. The balance of the Company's sales are made primarily through third party credit cards and for cash-on-delivery.

          Upon assessment of Statements of Financial Accounting standards No. 131 (SFAS 131), "Disclosures about Segments of and Enterprise and Related Information", the Company has determined that through 1998 it operated as one business segment as defined by SFAS 131.

2.        Summary of Significant Accounting Policies

          Principles of Consolidation

          The accompanying consolidated financial statements include the accounts of CDW Computer Centers, Inc, and its wholly owned subsidiaries, CDW Government, Inc. (CDW-G), which was formed on May 27, 1998, and Northbrook Ad Agency, Inc. (NAA). CDW-G sells personal computers and related products and focuses exclusively on serving government and educational accounts. NAA provides advertising services, primarily consisting of media placements, solely to the Company. All intercompany transactions and accounts are eliminated in consolidation.

          Basis of Presentation

          The Company has adopted Statement of Financial Accounting Standards No. 130 (SFAS 130), "Reporting Comprehensive Income". For the years ended December 31, 1998, 1997 and 1996 the Company has no components of Comprehensive Income, as defined by SFAS 130, which are not contained in net income as reported on the accompanying Consolidated Statements of Income. Certain amounts for 1997 and 1996 were reclassified to conform to the current year presentation.

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

          Earnings Per Share

          Effective December 31, 1997 the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128). Accordingly, the Company has disclosed earnings per share calculated using both the basic and diluted methods for all periods presented. A reconciliation of basic and diluted per-share computations is included in Note 10 to the financial statements.

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

          The Company's marketable securities are concentrated in securities of the U.S. Government and U.S. Government Agencies. Such investments are supported by the financial stability and credit standing of the U. S. Government or applicable U. S. Government Agency.

          Merchandise Inventory

          Inventory is valued at the lower of cost or market. Cost is determined on the first-in, first-out method.

          Property and Equipment

          Property and equipment are stated at cost. The Company calculates depreciation using the straight-line method with useful lives ranging from 2 to 25 years. Expenditures for major renewals and improvements that extend the useful life of property and equipment are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred.

          Advertising

          Advertising costs are charged to expense in the period incurred. Cooperative reimbursements from vendors, which are earned and available, are recorded in the period the related advertising expenditure is incurred. Advertising expense, included in selling and administrative expenses net of cooperative reimbursements earned, was approximately $12,400,000, $16,200,000 and $8,900,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

          Stock-Based Compensation

          In accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" (SFAS 123), the Company accounts for its stock-based compensation programs according to the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, compensation expense is recognized to the extent of employee or director services rendered based on the intrinsic value of compensatory options or shares granted under the plans. See Note 9 for disclosure of the Company's stock based compensation plans in accordance with SFAS 123.

          Fair Value of Financial Instruments

          The Company estimates that the fair market value of all of its financial instruments at December 31, 1998 and 1997 are not materially different from the aggregate carrying value due to the short term nature of these instruments.

          Treasury Shares

          During 1998, the Company's Board of Directors authorized the repurchase of up to 1 million shares of its common stock in open market transactions. The Company repurchased a total of 50,000 shares during the third quarter for approximately $2.1 million. The Company intends to hold the shares in treasury for general corporate purposes, including issuances under various employee stock option plans. The Company accounts for the treasury shares using the cost method.

3.        Marketable Securities

          The amortized cost and estimated fair values of the Company's investments in marketable securities at December 31, 1998 and 1997 (in thousands) were:



                                                                                      Gross
                                                                                    Unrealized
                                                                Estimated            Holding             Amortized
           Security Type                                       Fair Value      Gains         Losses         Cost
           -------------                                       ----------      --------------------      ---------
           December 31, 1998
           Available-for-sale:
               U.S. Government and Government Agency              $  2,004     $    4        $    -      $  2,000
               securities
                                                              -------------------------------------------------------

           Held-to-maturity:
               Bonds of states, municipalities, and                    512                        -           510
               political subdivisions                                               2
               U.S. Government and Government Agency                63,963         45          (30)        63,948
               securities
                                                              -------------------------------------------------------
               Total held-to-maturity                                              47          (30)        64,458
                                                                    64,475
                                                              -------------------------------------------------------
                                                              =======================================================
           Total marketable securities:                           $ 66,479     $   51     $    (30)      $ 66,458
                                                              =======================================================

           December 31, 1997
           Available-for-sale:
               Redemptive tax-exempt preferred stocks             $  7,250     $    -     $      -       $  7,250
                                                              -------------------------------------------------------

           Held-to-maturity:
               Bonds of states, municipalities, and                    263          1            -            262
               political subdivisions
               U.S. Government and Government Agency
               securities                                           53,614          -          (66)        53,680
                                                              -------------------------------------------------------
               Total held-to-maturity
                                                                    53,877          1          (66)        53,942
                                                              -------------------------------------------------------
                                                              =======================================================
           Total marketable securities:                           $ 61,127     $    1      $   (66)      $ 61,192
                                                              =======================================================


          The Company's investments in securities held-to-maturity at December 31, 1998 and 1997 were all due in one year or less by contractual maturity. Estimated fair values of marketable securities are based on quoted market prices.


4.       Property, Equipment and Facility Relocation

         Property and equipment consists of the following (in thousands):

                                                            December 31,
                                                            ------------
                                                     1998                1997
                                             -----------------------------------
               Land                              $   10,367          $    6,272
               Machinery and equipment               11,001               9,316
               Building                              12,495               8,276
               Computer and data processing
                equipment                             7,502               3,596
               Furniture and fixtures                 1,882               1,246
               Computer software                      1,341               1,049
               Leasehold improvements                   390                 390
               Construction in progress                 728                 451
                                             ---------------     ---------------
                                                     45,706              30,596
               Less accumulated depreciation          8,650               3,892
                                             ---------------     ---------------
               Net property and equipment        $   37,056          $   26,704
                                             ===============     ===============

          In June 1996, the Company purchased approximately 27 acres of vacant land in Vernon Hills, Illinois, upon which it constructed a combined telemarketing, warehouse, showroom and corporate office facility. Construction of the Vernon Hills facility was completed in July 1997, at which time the Company relocated to the new facility.

          In March 1998, the Company acquired approximately 18 acres of vacant land contiguous to its Vernon Hills facility for $4.1 million. The Company now owns approximately 45 total acres. The Company completed construction of a 100,000 square foot addition to its current warehouse facility in September 1998, leaving approximately 18 acres available for future expansion.

5.        Financing Arrangements

          The Company has an aggregate $50 million available pursuant to unsecured lines of credit with two financial institutions expiring in June 1999, at which time the Company intends to renew the lines. Borrowings under one of the lines bear interest at the prime rate less 2.5%, LIBOR rate plus 0.5% or the federal funds rate plus 0.5%, as determined by the Company. Borrowings under the second credit facility bear interest at the prime rate less 2.5%, LIBOR rate plus 0.45% or the federal funds rate plus 0.45%, as determined by the Company. At December 31, 1998 and 1997, there were no borrowings from these credit facilities.

          In October 1998 the Company established an unsecured stand-by letter of credit for approximately $160,000 related to improvements to the Vernon Hills facility which expires in June 1999.

6.        Trade Financing Agreements

          The Company has entered into security agreements with certain financial institutions ("Flooring Companies") in order to facilitate the purchase of inventory from various suppliers under certain terms and conditions. The agreements allow for a maximum credit line of $33.9 million collateralized by inventory purchases financed by the Flooring Companies. At December 31, 1998 and 1997, the Company owed the Flooring Companies a total of approximately $6.7 million and $7.2 million, respectively, which is included in trade accounts payable.

7.        Operating Leases and Exit Costs

          The Company is obligated under a lease agreement through December 31, 2003 for its Buffalo Grove office and warehouse facility. The Company is also obligated under a lease agreement for its Chicago showroom which expires on June 30, 2001. In addition to the Chicago showroom rental costs, the Company is subject to a proportionate share of any increase in real estate taxes and operating costs over a certain amount per square foot.

          For the years ended December 31, 1998, 1997 and 1996 rent expense was $230,000, $540,000 and $923,000, respectively. Additionally, $689,000 and $379,000 of rental payments were charged to the exit liability in 1998 and 1997, respectively. Minimum future rentals are as follows (in thousands):

          Years Ended December 31,                              Amount
          ------------------------                        -----------------
          1999                                                   $    1,028
          2000                                                        1,028
          2001                                                          931
          2002                                                          873
          2003                                                          873
          Thereafter                                                      -
                                                          -----------------
                                                                 $    4,733
                                                          =================

          The Company recorded a $4.0 million pre-tax non-recurring charge to operating results for exit costs relating to the Buffalo Grove facility in the first quarter of 1996. The exit costs consist primarily of the estimated cost to the Company of subleasing the vacated facility, including holding costs, the estimated costs of restoring the building to its original condition and certain asset write-offs resulting from the relocation. During 1998 and 1997 the Company charged approximately $676,000 and $974,000 against the exit accrual, respectively. These amounts include cash payments for rent, real estate taxes and restoration, net of sublease payments, which totaled $676,000 in 1998 and $469,000 in 1997. During 1997 the Company charged approximately $505,000 of asset write offs to the exit accrual and reclassified various accruals for operating costs related to the vacated facility, totaling $378,000, to the exit liability.

          In the fourth quarter of 1998 the Company reopened a portion of the Buffalo Grove facility as a telemarketing center. Accordingly, the Company records a proportionate share of the rent and other operating costs to selling and administrative expenses. The Company plans to occupy the Buffalo Grove facility while it finalizes future long term growth plans for its Vernon Hills campus. There is no assurance that the remaining exit liability of $2.7 million at December 31, 1998 will be adequate to cover actual costs should the Company's actual experience in subleasing the facility differ from the assumptions used in calculating the exit charge.

8.        Income Taxes

          Components of the provision (benefit) for income taxes for the years ended December 31, 1998, 1997 and 1996 consist of (in thousands):

          Current:                         1998          1997          1996
                                       ------------  ------------  ------------
          Federal                      $   35,968     $   28,630    $   20,978
          State                             7,922          6,228         4,734
                                       ------------  ------------  ------------
                                           43,890         34,858        25,712
          Deferred                           (720)        (1,351)       (3,228)
                                       ------------  -----------   ------------
          Provision for income taxes   $   43,170     $   33,507    $   22,484
                                       ============  ============  ============

          The current income tax liabilities for 1998 and 1997 were reduced by $3.7 million and $5.8 million, respectively, for tax benefits recorded directly to paid-in capital relating to the exercise and vesting of shares pursuant to the CDW Stock Option Plan, the MPK Stock Option Plan and the MPK Restricted Stock Plan.

          The reconciliation between the statutory tax rate expressed as a percentage of income before income taxes and the actual effective tax rate for 1998, 1997 and 1996 is as follows:

                                                   1998        1997        1996
                                                  ------      ------      ------
             Statutory federal income tax rate    35.0 %      35.0 %      35.0 %
             State taxes, net of federal benefit   4.6         4.6         4.7
             Other                                 0.0         0.1        (0.2)
                                                  ------      ------      ------
                                                  39.6 %      39.7 %      39.5 %
                                                  ======      ======      ======


          The tax effect of temporary differences that give rise to the net deferred income tax asset at December 31, 1998 and 1997 are presented below (in thousands):

                                                     1998               1997
                                                   ---------         ----------
          Current:
             Accounts receivable                   $   1,827         $   1,385
             Merchandise inventory                       333               344
             Accrued expenses                          2,921             1,858
                                                   ----------        ----------
                                                       5,081             3,587
                                                   ----------        ----------
          Non-current:
             Employee stock plans                      4,238             3,800
             Exit charge                               1,059             1,322
             Other                                      (441)              508
                                                   ----------        ----------
                                                       4,856             5,630
                                                   ----------        ----------
             Net deferred tax asset                $   9,937         $   9,217
                                                   ==========        ==========

          The portion of the net deferred tax asset relating to employee stock plans results primarily from the MPK Stock Option Plan and compensatory stock option grants under the CDW Stock Option Plans. Compensation expense related to these plans is deductible for income tax purposes in the year the options are exercised.

          Although realization is not assured, management believes, based upon historical taxable income, that it is more likely than not that all of the deferred tax asset will be realized.

9.        Stock-Based Compensation

          CDW Stock Option Plans

          The Company has established certain stock-based compensation plans for the benefit of its directors and coworkers. Pursuant to these plans the Company has reserved a total of 4,134,068 common shares for stock option grants. The plans generally include vesting requirements from 3 to 10 years and option lives of 20 years. Options may be granted at exercise prices ranging from $0.01 to the market price of the common stock at the date of grant.

          Option activity for the years ended December 31, 1996, 1997 and 1998 was as follows:



                                              Weighted-Average         Options
                                                   Shares           Exercise Price       Exercisable
                                              ----------------      --------------      -------------

          Balance at January 1, 1996                537,810         $      24.81                   -

          Options granted                           590,685                56.10
          Options exercised                               -                    -
          Options forfeited                          74,151                24.93
                                               ---------------      ---------------     --------------

          Balance at December 31, 1996            1,054,344                42.33                   -
                                               ---------------      --------------      --------------

          Options granted                           859,759                52.33
             Options exercised                            -                    -
             Options forfeited                       82,184                47.51
                                               ---------------      --------------      --------------

          Balance at December 31, 1997            1,831,919                46.79              44,737
                                               ---------------      --------------      --------------

             Options granted                        714,115                92.76
             Options exercised                       45,872                24.87
             Options forfeited                      115,035                50.50
                                               ---------------      ---------------     ---------------

          Balance at December 31, 1998            2,385,127         $      60.80             113,045
                                               ===============      ===============     ===============


          For  the  years  ended   December  31,  1998,   1997  and  1996,   the
          weighted-average fair value of options granted was as follows:


                                                            1998        1997        1996
                                                           ------      ------      ------
             Exercise price equals market price            $65.99      $36.18      $42.08
             Exercise price is less than market price      $95.93      $52.12      $42.45

          The following table summarizes the status of outstanding stock options as of December 31, 1998:


                                         Options Outstanding                     Options Exercisable
                           -------------------------------------------------  ---------------------------
                                          Weighted-Average
                            Number of        Remaining         Weighted-      Number of     Weighted-
             Range of        Options      Contractual Life      Average        Options       Average
          Exercise Prices  Outstanding       (in years)      Exercise Price  Exercisable  Exercise Price
          ---------------- ------------- ------------------- --------------- ------------ ---------------

               $0.01             34,068                19.0  $         0.01            -               -

          $9.33 - $13.00         12,300                16.0           11.38        1,500           12.30

          $22.75 - $27.00       376,205                16.4           25.31      111,545           25.03

          $40.00 - $59.31     1,278,611                18.4           54.82            -               -

          $64.81 - $95.94       683,943                20.0           95.48            -               -
          ---------------- ------------- ------------------- --------------- ------------ ---------------

          $0.01 - $95.94      2,385,127                18.5     $     60.80      113,045  $        24.86
          ================ ============= =================== =============== ============ ===============



          Had the Company elected to apply the provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" (SFAS 123) regarding recognition of compensation expense to the extent of the calculated fair value of stock options, reported net income and earnings per share would have been reduced as follows:



                                                                   (in 000's, except per share amounts)
                                                                 1998               1997              1996
                                                             -------------      -------------     -------------
             Net income, as reported                            $  65,841          $  51,001         $  34,400
             Pro forma net income                               $  61,574          $  48,573         $  33,931

             Basic earnings per share, as reported              $    3.06          $    2.37         $    1.60
             Diluted earnings per share, as reported            $    3.03          $    2.35         $    1.58

             Pro forma basic earnings per share                 $    2.86          $    2.26         $    1.58
             Pro forma diluted earnings per share               $    2.84          $    2.25         $    1.56



          The effects of applying SFAS 123 in the above pro forma disclosure are not likely to be representative of the effects disclosed in future years because the proforma calculations exclude stock options granted before 1995.

          For purposes of the SFAS 123 pro forma net income and earnings per share calculation, the fair value of each option grant is estimated as of the date f grant using the Black-Scholes option-pricing model. The weighted-average assumptions used in determining fair value as disclosed for SFAS 123 are shown in the following table:

                                                1998          1997         1996
                                               ------        ------       ------
            Risk-free interest rate             5.4 %         5.5 %        6.6 %
            Dividend yield                      0.0 %         0.0 %        0.0 %
            Option life (years)                 9.9           9.9         10.3
            Stock price volatility             52.6 %        51.7 %       48.2 %



         MPK Stock Option Plan

          Effective December 31, 1992, the Company's current majority shareholder established the MPK Stock Option Plan pursuant to which he granted non-forfeitable options to certain officers to purchase 4,143,375 shares of common stock owned by him at an exercise price of $.017 per share. Options were exercised and the resulting shares were sold pursuant to secondary offerings in 1995 and 1997, and open market transactions in 1998, as follows:

               Transaction Date         Number of Options
               ----------------         -----------------
                           1995                   338,000
                           1997                   136,000
                           1998                   165,000

          Subsequent to December 31, 1998, one of the plan participants, who holds 244,755 options, terminated employment with the Company. Pursuant to the terms of the MPK Stock Option Plan, the participant has 180 days to exercise all remaining options. Additionally, the Company's majority shareholder has 90 days from the date of exercise to elect to acquire the shares at market value with a note payable with interest over ten years. Options for 892,710 shares for the two remaining participants are exercisable as of December 31, 1998 and the remaining 1,904,998 options are exercisable at the rate of 571,501 on each December 31 hereafter until all options are exercisable. The options have a 20 year life. The number of options exercisable increase proportionately to shares, if any, sold by the majority shareholder.

          MPK Restricted Stock Plan

          Effective upon the closing of the initial public offering, the current majority shareholder established the MPK Restricted Stock Plan. Pursuant to this plan, the majority shareholder allocated 668,604 shares of his common stock to be held in escrow for the benefit of those persons employed by the Company as of December 31, 1992. The number of shares allocated to each employee was dependent upon the employee's years of service and salary history. As a result of these grants, which provided for vesting based upon continuous employment with the Company or its subsidiaries through January 1, 2000, the Company recorded a capital contribution and offsetting deferred charge of approximately $2.8 million for unearned compensation equal to the number of shares granted, times $4.17 per share. The deferred charge is classified in the equity section of the consolidated balance sheet of the Company as unearned compensation and is being amortized on a straight-line basis over the vesting period. As of December 31, 1998, 126,516 shares have been forfeited for which the Company has recorded a reduction of both unearned compensation and paid-in capital, in addition to reducing the amortization of unearned compensation accordingly.

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

          As of December 31, 1998, 26,517 shares remain outstanding under the original terms and vest on January 1, 2000 and 383,507 shares remain outstanding under the modified terms and vest 25% each year beginning on January 1, 2000.

          MPK Stock Plans, Tax Benefits

          The exercise and vesting of shares pursuant to the MPK Stock Option Plan and MPK Restricted Stock Plan resulted in the realization by the Company of tax benefits of $3.1 million in 1998 and $6.2 million in 1997, of which $144,000 and $334,000, respectively, were previously recorded in deferred taxes. The incremental tax benefits of $2.9 million in 1998 and $5.8 million in 1997 were recorded to paid-in capital.

10.       Earnings Per Share

          The Company has outstanding at December 31, 1998 common shares totaling approximately 21,521,000. The Company has also granted options to purchase common shares to the coworkers of the Company as discussed in Note 9. These options have a dilutive effect on the calculation of earnings per share. The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations as required by SFAS 128.

                                                                      Years ended December 31,
                                                            --------------------------------------------
                                                               1998             1997             1996
                                                            --------------------------------------------
             Basic earnings per share:
             Income available to
                  Common shareholders (numerator)             $ 65,841         $ 51,001         $ 34,400
                                                            ===========      ===========     ============
             Weighted average common
                  Shares outstanding (denominator)              21,531           21,525           21,525
                                                            ===========      ===========     ============
             Basic earnings per share                          $  3.06          $  2.37          $  1.60
                                                            ===========      ===========     ============

             Diluted earnings per share:
             Income available to
                  common shareholders (numerator)             $ 65,841         $ 51,001         $ 34,400
                                                            ===========      ===========     ============
             Weighted average common
                  shares outstanding                            21,531           21,525           21,525
             Effect of dilutive securities:
                  Options on common stock                          221              179              260
                                                            -----------      -----------     ------------
             Total common  shares and dilutive  securities      21,752           21,704           21,785
             (denominator)
                                                            ===========      ===========     ============
             Diluted earnings per share                        $  3.03          $  2.35          $  1.58
                                                            ===========      ===========     ============

11.       Profit Sharing and 401(k) Plan

          The Company has a profit sharing plan which includes a salary reduction feature established under the Internal Revenue Code Section 401(k) covering substantially all employees. Contributions by the Company to the profit sharing plan are determined at the discretion of the Board of Directors. For the years ended December 31, 1998, 1997 and 1996, the Company's profit sharing expense was approximately $1,860,000, $1,066,000 and $662,000, respectively.

12.       Contingencies

          In December 1998, the Company and Michael P. Krasny, its majority shareholder, Chairman and CEO, agreed to settle the litigation brought against them in 1993 by a former shareholder, director and executive officer of the Company. The lawsuit was related to the Company's redemption of the common stock held by the former shareholder in July 1990, and requested actual and punitive damages. Although the Company and Mr. Krasny believe their actions were honest and proper and that the allegations were without merit, they agreed to the settlement of the suit, whereby all pending litigation was dismissed with a one time payment by Mr. Krasny to the former shareholder of approximately $4.4 million. The amount was determined based upon the difference between the agreed upon estimated fair market value of the Company at the time of the redemption of the former shareholder's interest in 1990 and the amount previously paid to the former shareholder. Pursuant to Mr. Krasny's indemnification of the Company for all costs, damages or settlements related to the litigation, the Company recorded the payment by Mr. Krasny to the former shareholder as a capital contribution, with an offsetting reduction of paid-in capital for the additional redemption price paid to the former shareholder. Thus, the settlement had no impact on the Company's results of operations or cash flows.

          The majority shareholder also reimbursed the Company for all expenses, net of tax benefits received by the Company, related to this action. For the years ended December 31, 1998, 1997 and 1996, the Company and majority shareholder incurred legal expenses of approximately $1.3 million, $379,000 and $133,000, respectively, which have been assumed by the majority shareholder. These legal expenses are recorded as a selling and administrative expense and the reimbursement, net of tax, is recorded as an increase to paid-in capital. As a result of the settlement the Company does not anticipate incurring any additional expenses related to this lawsuit.

13.       Selected Quarterly Financial Data (Unaudited)

          The following information is for the years ended December 31, 1998 and 1997 (in thousands, except per share data):


                            `    First        Second         Third       Fourth
                               Quarter       Quarter       Quarter      Quarter
                              ---------     ---------     ---------    ---------
December 31, 1998
Net sales                     $ 384,591     $ 408,945     $462,720     $477,233
Gross profit                     49,147        51,707       58,863       60,458
Income before income taxes       24,453        25,807       28,384       30,367
Net income                       14,770        15,588       17,141       18,342
Earnings per Share:
   Basic                      $    0.69     $    0.72     $   0.80     $   0.85
   Diluted                    $    0.68     $    0.72     $   0.79     $   0.84

December 31, 1997
Net sales                     $ 297,777     $ 304,545     $323,901     $350,706
Gross profit                     39,943        41,657       42,980       46,225
Income before income taxes       18,822        21,043       21,543       23,100
Net income                       11,359        12,700       13,001       13,941
Earnings per Share:
   Basic                      $    0.53     $    0.59     $   0.60     $   0.65
   Diluted                    $    0.52     $    0.59     $   0.60     $   0.64

                        REPORT OF INDEPENDENT ACCOUNTANTS





To the Board of Directors
CDW Computer Centers, Inc.

Our report on the consolidated financial statements of CDW Computer Centers, Inc. and Subsidiaries is included on page F-1 of this Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in the index on page 20 of this Form 10-K.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

PricewaterhouseCoopers LLP

Chicago, Illinois
January 21, 1999

                           CDW COMPUTER CENTERS, INC.

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                  years ended December 31, 1998, 1997 and 199
                                 (in thousands)




                   Column A                       Column B              Column C               Column D         Column E
                   --------                      ----------     -------------------------     ----------       ----------

                                                 Balance at     Charged to     Charged to                      Balance at
                                                 Beginning      Costs and        Other                            End
                 Description                     of Period       Expenses       Accounts      Deductions       of Period
                 -----------                     ----------     ----------     ----------     ----------       ----------
Year ended  December  31, 1998
  Deducted in the balance sheet
  from the asset to which it applies:
  Allowance for doubtful accounts                $    1,950     $    2,129     $        -     $      894 (a)   $    3,185
                                                 ----------     ----------     ----------     ----------       ----------
Year ended  December  31, 1997
  Deducted in the balance  sheet
  from the asset to
  which it applies:
  Allowance for doubtful accounts                $    1,100     $    1,166     $        -     $      316 (a)   $    1,950
                                                 ----------     ----------     ----------     ----------       ----------

Year ended  December  31, 1996
  Deducted in the balance sheet
  from the asset to which it applies:
  Allowance for doubtful accounts                $      625     $      517     $        -     $       42 (a)   $    1,100
                                                 ----------     ----------     ----------     ----------       ----------





Note:

(a) Uncollectible items written off, less recoveries of items previously written off.