Form 10-Q
period 1999-03-31
CDW COMPUTER CENTERS INC
filed 1999-04-30
CIK 899171

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-Q
 (Mark One)

 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE --- ACT OF 1934 FOR THE QUARTERLY - PERIOD ENDED MARCH 31, 1999 OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE --- ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____________ TO _____________

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


--------------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

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

         AS OF APRIL 28, 1999, 21,602,789 COMMON SHARES WERE ISSUED AND 21,552,789 WERE OUTSTANDING.

                           CDW COMPUTER CENTERS, INC.

                                TABLE OF CONTENTS

                                                                       Page No.
                                                                     -----------

PART I.    Financial Information

        Item 1.    Financial Statements (unaudited):

                   Condensed Consolidated Balance Sheets -
                   March 31, 1999 and  December 31, 1998                  1

                   Condensed Consolidated Statements of Income -
                   Three months ended  March 31, 1999 and 1998            2

                   Condensed Consolidated Statement of Shareholders'
                   Equity - Three months ended March 31, 1999             3

                   Condensed Consolidated Statements of Cash Flows -
                   Three months ended March 31, 1999 and 1998             4

                   Notes to Condensed Consolidated Financial
                   Statements                                           5 - 8


        Item 2.    Management's Discussion and Analysis of
                   Financial Condition and Results of Operations        9 - 14


PART II.   Other Information

        Item 1.    Legal Proceedings                                      15
        Item 6.    Exhibits and Reports on Form 8-K                       15

                   Signatures                                             16

ITEM I. FINANCIAL STATEMENTS

                  CDW COMPUTER CENTERS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)
                                   (unaudited)



                                                                March 31,             December 31,
                                                                  1999                    1998
                                                              -------------           ------------
ASSETS
Current assets:
      Cash and cash equivalents                                 $   8,545              $   4,230
      Marketable securities                                        59,445                 66,458
      Accounts receivable, net of allowance for doubtful
        accounts of $3,485 and $3,185, respectively               187,468                152,308
      Miscellaneous receivables                                     6,401                  5,896
      Merchandise inventory                                        80,463                 64,392
      Prepaid expenses and other assets                             1,357                  1,423
      Deferred income taxes                                         5,081                  5,081
                                                                ---------              ---------

         Total current assets                                     348,760                299,788

Property and equipment, net                                        38,203                 37,056
Deferred income taxes and other assets                              4,869                  4,977
                                                                ---------              ---------

          TOTAL ASSETS                                          $ 391,832              $ 341,821
                                                                =========              =========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
      Accounts payable                                          $  63,669              $  41,358
      Accrued expenses:
         Compensation                                              14,871                 16,279
         Income taxes                                               9,816                  5,146
         Exit costs                                                 2,600                  2,715
         Other                                                      5,912                  5,560
                                                                ---------              ---------

          Total current liabilities                                96,868                 71,058
                                                                ---------              ---------

Commitments and contingencies

Shareholders' equity:

      Preferred shares, $1.00 par value; 5,000 shares
         authorized; none issued                                        -                      -
      Common shares, $ .01 par value; 75,000 shares
         authorized; 21,591 and 21,571 shares issued
         respectively                                                 216                    216
      Paid-in capital                                              85,700                 81,352
      Retained earnings                                           211,957                192,259
      Unearned compensation                                          (820)                  (975)
                                                                ---------              ---------
         Total shareholders' equity                               297,053                272,852
                                                                ---------              ---------
      Less cost of common shares in treasury, 50 shares            (2,089)                (2,089)
                                                                ---------              ---------
         Total shareholders' equity                               294,964                270,763
                                                                ---------              ---------

          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY            $ 391,832              $ 341,821
                                                                =========              =========

     The accompanying notes are an integral part of the consolidated financial statements

                   CDW COMPUTER CENTERS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                      (in thousands, except per share data)
                                   (unaudited)


                                                         Three Months Ended
                                                             March 31
                                                   -----------------------------
                                                        1999           1998
                                                   -------------   -------------

 Net sales                                           $ 539,406       $ 384,591
 Cost of sales                                         471,500         335,444
                                                     ---------       ---------

 Gross profit                                           67,906          49,147

 Selling and administrative expenses                    36,221          25,792
                                                      ---------      ---------

 Income from operations                                 31,685          23,355

 Interest income                                         1,042           1,169
 Other expense                                            (113)            (71)
                                                     ---------       ---------

 Income before income taxes                             32,614          24,453

 Income tax provision                                   12,916           9,683
                                                     ---------       ---------

 Net income                                          $  19,698       $  14,770
                                                     =========       =========

 Earnings per share
    Basic                                            $    0.91       $     .69
                                                     =========       =========
    Diluted                                          $    0.90       $     .68
                                                     =========       =========

 Weighted average number of
 common shares outstanding
    Basic                                               21,535          21,546
                                                     =========       =========
    Diluted                                             21,941          21,753
                                                     =========       =========

     The accompanying notes are an integral part of the consolidated financial statements

                   CDW COMPUTER CENTERS, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                 (in thousands)
                                  (unaudited)


                                                                                                                           Total
                                              Common Stock     Paid in    Retained      Unearned    Treasury Shares    Shareholders'
                                             Shares  Amount    Capital    Earnings    Compensation  Shares   Amount        Equity
                                             --------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1998                 21,571  $  216   $  81,352   $ 192,259   $    (975)        50   $(2,089)  $  270,763

MPK Restricted Stock Plan forfeitures                              (44)                                                       (44)

Amortization of unearned compensation                                                       155                               155

Exercise of Stock Options                        20                501                                                        501

Tax Benefit from stock option transactions                       3,891                                                      3,891

Net income                                                                   19,698                                        19,698
                                             --------------------------------------------------------------------------------------
BALANCE AT MARCH 31, 1999                    21,591  $  216   $ 85,700    $ 211,957   $    (820)        50   $(2,089)  $  294,964
                                             ======================================================================================



    The accompanying notes are an integral part of the consolidated financial statements

                  CDW COMPUTER CENTERS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)


                                                                                 Three Months Ended March 31,
                                                                               -------------------------------
                                                                                 1999                   1998
                                                                               --------               --------
Cash flows from operating activities:

Net income                                                                     $ 19,698                $ 14,770

Adjustments to reconcile net income to net cash used in operating activities:

        Depreciation                                                              1,500                   1,059
        Accretion of marketable securities, net                                    (762)                   (746)
        Allowance for doubtful accounts                                             300                     225
        Stock-based compensation expense                                            111                     119
        Legal fees assumed by majority shareholder, net of tax                        -                      65
        Deferred income taxes                                                       112                       -
        Tax benefit from stock option exercises                                   3,891                     351


        Changes in assets and liabilities:
            Accounts receivable                                                 (35,460)                (10,926)
            Miscellaneous receivables                                              (505)                 (1,472)
            Merchandise inventory                                               (16,071)                 (8,221)
            Prepaid expenses and other assets                                        63                    (186)
            Accounts payable                                                     22,311                  (4,892)
            Accrued compensation                                                 (1,408)                 (2,697)
            Accrued income taxes and other expenses                               5,021                   6,035
            Accrued exit costs                                                     (115)                   (178)
                                                                               --------                --------

        Net cash used in operating activities                                    (1,314)                 (6,694)
                                                                               --------                --------

Cash flows from investing activities:

        Purchases of available-for-sale securities                              (32,244)                 (6,000)
        Redemptions of available-for-sale securities                             13,090                   7,250
        Purchases of held-to-maturity securities                                      -                 (20,843)
        Redemptions of held-to-maturity securities                               26,929                  23,055
        Purchase of property and equipment                                       (2,647)                 (5,961)
                                                                               --------                --------

        Net cash provided by / (used in) investing activities                     5,128                  (2,499)
                                                                               --------                --------

Cash flows from financing activities:

        Proceeds from exercise of stock options                                     501                     440
                                                                               --------                --------

        Net cash provided by financing activities                                   501                     440
                                                                               --------                --------

Net increase / (decrease) in cash                                                 4,315                  (8,753)

Cash and cash equivalents - beginning of period                                   4,230                  18,233
                                                                               --------                --------

Cash and cash equivalents - end of period                                      $  8,545                $  9,480
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

     The Company extends credit to business, government and institutional customers under certain circumstances based upon the financial strength of the customer. Such customers are typically granted net 30 day credit terms. The balance of the Company's sales are made primarily through third-party credit cards and for cash-on-delivery.

2.  Summary of Significant Accounting Policies

Basis of Presentation

     The accompanying unaudited financial statements have been prepared in conformity with generally accepted accounting principles. Such principles were applied on a basis consistent with those reflected in the 1998 Annual Report on Form 10-K and documents incorporated therein as filed with the Securities and Exchange Commission. The accompanying financial data should be read in conjunction with the notes to consolidated financial statements contained in the 1998 Annual Report on Form 10-K and documents incorporated therein. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting solely of normal recurring accruals) necessary to present fairly the financial position of the Company as of March 31, 1999 and December 31,1998, the results of operations for the three months ended March 31, 1999 and 1998, the cash flows for the three months ended March 31, 1999 and 1998, and the changes in shareholders' equity for the three months ended March 31, 1999. The unaudited condensed consolidated statements of income for such interim periods are not necessarily indicative of results for the full year.

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

Earnings Per Share

     A reconciliation of basic and diluted earnings per-share computations in accordance with Financial Accounting Standards No. 128 "Earnings Per Share" (SFAS 128) is included in Note 6 to the financial statements.

     On April 20, 1999, the Board of Directors of the Company approved a two-for-one stock split to be effected in the form of a stock dividend payable on May 19, 1999 to all common shareholders of record at the close of business on May 5, 1999. Footnote 6 presents the number of basic and diluted shares outstanding as of March 31, 1999 and 1998, and earnings per share for the three months ended March 31, 1999 and 1998 adjusted for the impact of the stock split.


3.  Marketable Securities

     The amortized cost and estimated fair values of the Company's investments in marketable securities at March 31, 1999, were (in thousands):


                                                                                  Gross
                                                                                Unrealized
                                                                                 Holding
                                                                         -----------------------
                                                              Estimated                           Amortized
                                                             Fair Value     Gains    (Losses)       Cost
                                                             ----------   ---------  ----------   ---------
Security Type
Available-for-sale:
      U.S. Government and Government Agency Securities       $   21,279  $        -  $     (25)   $  21,304
                                                             -------------------------------------------------
      Total available-for-sale                                   21,279           -        (25)      21,304
                                                             -------------------------------------------------

Held to maturity:
      Bonds of states, municipalities, and political
      subdivisions                                                  457           1           -         456
      U.S. Government and Government Agency Securities           37,650           1         (36)     37,685
                                                             -------------------------------------------------
      Total held-to-maturity                                     38,107           2         (36)     38,141
                                                             -------------------------------------------------
Total marketable securities                                  $   59,386  $        2  $      (61)  $  59,445
                                                             =================================================


     The Company's investments in securities held-to-maturity at March 31, 1999 were all due in one year or less by contractual maturity. Estimated fair values of marketable securities are based on quoted market prices.

4.  Facilities & Exit Accrual

     In July 1997, the Company relocated to its current facility in Vernon Hills and vacated its Buffalo Grove facility. The Company recorded a pre-tax non-recurring charge to operating results for exit costs in the first quarter of 1996. The exit costs consist primarily of the estimated cost to the Company of subleasing the vacated facility, including holding costs, the estimated costs of restoring the building to its original condition and certain asset write-offs resulting from the relocation. During the three months ended March 31, 1999 and 1998 the Company charged approximately $115,000 and $178,000, respectively, against the exit accrual in cash payments for rent, real estate taxes and maintenance of the facility.


     The Company reopened the office portion of the Buffalo Grove facility during the fourth quarter of 1998 as a telemarketing facility. Accordingly, the Company records a proportionate share of the rent and other operating costs to selling and administrative expenses. The Company plans to occupy the Buffalo Grove office facility while it finalizes future long term growth plans for its Vernon Hills campus and is continuing its effort to sublease the warehouse portion of the Buffalo Grove facility. There is no assurance that the remaining exit liability of $2.6 million at March 31, 1999 will be adequate to cover actual costs should the Company's actual experience in subleasing the facility differ from the assumptions used in calculating the exit charge.

5.  Financing Arrangements

     The Company has an aggregate $50 million available pursuant to unsecured lines of credit with two financial institutions expiring in June 1999, at which time the Company intends to renew the lines. Borrowings under one of the credit facilities bear interest at the prime rate less 2 1/2%, LIBOR plus 1/2% or the federal funds rate plus 1/2%, as determined by the Company. Borrowings under the second credit facility bear interest at the prime rate less 2 1/2%, LIBOR plus
 .45% or the federal funds rate plus .45%, as determined by the Company. At March 31, 1999, there were no borrowings against either of the credit facilities.

     In October 1998, the Company established an unsecured stand-by letter of credit for approximately $160,000 related to improvements to the Vernon Hills facility which expires in June 1999.

 6.  Earnings Per Share

     The Company has approximately 21,591,000 shares outstanding at March 31, 1999. The Company has also granted options to purchase common shares to the directors and coworkers of the Company under several stock option plans. These options have a dilutive effect on the calculation of earnings per share. The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations as required by SFAS 128.


                                                               Three Months Ended March 31,

                                                    As Presented on
                                                     Consolidated                    Adjusted for 2-for-1
                                                 Statements of Income                    Stock Split
                                              ----------------------------       ----------------------------
                                                 1999            1998               1999            1998
                                            ------------    ------------       ------------    ------------
     Basic earnings per share:
     Income available to
          common shareholders (numerator)        $ 19,698        $ 14,770           $ 19,698        $ 14,770
                                              ------------    ------------       ------------    ------------
     Weighted average common
          shares outstanding (denominator)         21,535          21,546             43,070          43,092
                                              ------------    ------------       ------------    ------------
    Basic earnings per share                     $   0.91        $   0.69           $   0.46        $   0.34
                                              ============    ============       ============    ============

     Diluted earnings per share:
     Income available to
          common shareholders (numerator)        $ 19,698        $ 14,770           $ 19,698        $ 14,770
                                              ------------    ------------       ------------    ------------
     Weighted average common
          shares outstanding                       21,535          21,546             43,070          43,092
     Effect of dilutive securities:
          Options on common stock                     406             207                812             414
                                              ------------    ------------       ------------    ------------
     Total common shares and dilutive
     securities (denominator)                      21,941          21,753             43,882          43,506
                                              ------------    ------------       ------------    ------------
     Diluted earnings per share                  $   0.90         $  0.68           $   0.45        $   0.34
                                              ============    ============       ============    ============


7. Leasing Joint Venture

     In April 1999, CDW Capital Corporation, a wholly-owned subsidiary of CDW, and First Portland Corporation ("FIRSTCORP") formed CDW Leasing, L.L.C. ("CDW-L"), a 50/50 joint venture. CDW-L will provide captive leasing services to CDW customers. FIRSTCORP is a full-service leasing organization that has provided third party leasing solutions to CDW customers for more than three years. Under the terms of an operating agreement, FIRSTCORP will provide leasing management services to CDW-L, with net earnings of the venture allocated 50% to CDW and 50% to FIRSTCORP. CDW Capital Corporation has committed to loan up to $10 million to CDW-L on a secured basis to fund new leases initiated by CDW-L. The investment in CDW-L will be accounted for using the equity method.

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



FINANCIAL INFORMATION                                         Percentage of Net Sales
                                                                Three Months Ended
                                                                     March 31,
                                                   ------------------------------------------------
                                                           1999                     1998
                                                           ----                     ----

Net sales                                                 100.0%                   100.0%
Cost of sales                                              87.4                     87.2
                                                          ------                   ------
Gross profit                                               12.6                     12.8
Selling and administrative expenses                         6.7                      6.7
                                                          ------                   ------
Income from operations                                      5.9                      6.1
Other income, net                                           0.2                      0.3
                                                          ------                   ------
Income before income taxes                                  6.1                      6.4
Income tax provision                                        2.4                      2.6
                                                          ------                   ------
Net income                                                  3.7%                     3.8%
                                                          ======                   ======



OPERATING STATISTICS                                       Three Months Ended
                                                                March 31,
                                                       -------------------------
                                                         1999             1998
                                                       --------         --------

Number of orders shipped                                624,152          578,249
Average order size                                     $    864         $    665
Number of account managers, end of period                   630              476
Customers serviced - commercial                         117,000          100,000
Customers serviced - consumer                           107,000          129,000
Annualized inventory turns                                   26               20

     The following table presents net sales by product line as a percentage of total net sales. Product classifications are based upon internal product code classifications and are retroactively adjusted for the addition of new categories but not for changes in individual product categorization.



PRODUCT MIX
                                          Three Months Ended
                                               March 31,
                                          1999         1998
                                        --------     --------

Notebooks & Laptops                        19.0%        20.2%
Desktop Computers & Servers                15.8         15.6
Software                                   13.0         12.8
Printers                                   12.1         13.4
Data Storage Devices                       10.0         11.2
Network & Communication Products            9.4          8.5
Monitors and Video Products                 7.3          8.3
Add-On Boards & Memory                      4.7          4.5
Supplies                                    3.7          N/A
Input Devices                               2.4          2.9
Multi-Media Devices                         1.6          2.1
Other Accessories                           1.0          0.5
                                        --------     --------
Total                                     100.0%       100.0%
                                        ========     ========



Three months ended March 31, 1999 compared to three months ended March 31, 1998


     Net sales in the first quarter of 1999 increased 40.3% to a record $539.4 million compared to $384.6 million in the first quarter of 1998. The Company's average order size increased 29.9% to $864 from $665 in the prior year quarter. The growth in net sales is primarily attributable to a higher concentration of commercial accounts, a higher level of sales per active account and an increase in the number of orders processed. Sales to commercial accounts, including business, government, educational and institutional customers, increased to 90% of net sales in the first quarter of 1999 from approximately 83% in the first quarter of 1998. The number of active commercial customers increased 17% to 117,000 in the first quarter of 1999 from 100,000 in the first quarter of 1998. For the three months ended March 31, 1999 the number of orders shipped increased 7.9% to over 624,000. Notebook computers continue to represent the largest portion of the Company's sales at 19.0%, with dollar volume increasing more than 32% from the first quarter of 1998.

     The average selling price of desktop and server CPU's increased 10.0% and the average selling price of notebook CPU's declined 4.6% from the first quarter of 1998. The Company believes there may be future decreases in prices for personal computers and related products. Such decreases require the Company to sell more units in order to maintain or increase the level of sales. The Company's sales growth rate and operating results could be adversely affected if future manufacturer price reductions or the Company's sales and marketing efforts fail to increase the level of unit sales. Sales of Compaq, Hewlett Packard, IBM, Microsoft and Toshiba products comprise a substantial portion of the Company's sales. The loss of any of these, or any other key vendors, could have an adverse effect on the Company's results from operations. The statement concerning future prices, sales and results from operations are forward looking statements that involve certain risks and uncertainties such as stated above.

     The fastest growing product categories in terms of sales dollars during the first quarter of 1999 were network and communication products at 55.7%, memory at 45.2%, software at 43.3%, desktop computers and servers at 42.5%, and notebook computers at 31.6%. Demand for certain products offered by the Company, and the growth of certain product categories, are driven by advances in technology and the development of new products and applications by the industry manufacturers, and acceptance of these new technologies and products by end-users. Any slowdown in the rate of technological advancement and new product development by industry manufacturers could have a material adverse effect on the Company's future sales growth.

     Gross profit decreased as a percentage of net sales to 12.6% for the three months ended March 31, 1999, compared to 12.8% in the first quarter of 1998. The decrease in gross profit as a percentage of net sales is primarily the result of lower selling margins achieved on certain product lines. On a forward-looking basis, it is likely that the gross profit margin achieved will fluctuate from quarter to quarter and could be less than the 12.6% achieved in the first quarter of 1999. The statement concerning future gross profit is a forward looking statement that involves certain risks and uncertainties such as the continued participation by vendors in inventory price protection and rebate programs, pricing strategies, product mix, market conditions and other factors which could result in a fluctuation of gross margins below recent experience. Certain manufacturers may make additional changes that limit the amount of price protection for which the Company is eligible. Such changes could have a negative impact on gross margin in future periods. Vendor rebate programs are at the discretion of the vendor and many of these programs are dependent on achieving certain goals and objectives. Accordingly, there is no certainty that such programs will continue at their current levels or that the established goals and objectives will be attained.

     Selling and administrative expenses, which include net advertising expense, other selling administrative expenses and the executive incentive bonus pool remained flat at 6.7% of net sales in the three months ended March 31, 1999 and 1998.

     Net advertising expense increased as a percentage of net sales to 0.79% from 0.75% for the three months ended March 31, 1999 and 1998, respectively. Gross advertising expense decreased to 2.8% of net sales in the first quarter of 1999 versus 3.3% in the first quarter of 1998. The Company decreased catalog circulation and the number of national advertising pages versus the prior year, while expanding its spending on branding. Based upon the Company's planned marketing initiatives, future levels of gross advertising expense as a percentage of net sales are likely to be relatively consistent with or higher than the level achieved in the first quarter of 1999. Cooperative advertising reimbursements as a percentage of net sales declined to 2.0% of net sales from 2.5% in the first quarter of 1998. The decline in cooperative advertising as a percentage of sales is partially due to fixed fund market development fund programs, as well as normal variation in programs offered by vendors. The cooperative advertising reimbursement rate may fluctuate in future quarters depending on the level of vendor participation achieved, changes in vendor programs and collection experience. The statements concerning future advertising expense and cooperative advertising reimbursements are forward looking statements that involve certain risks and uncertainties including the ability to identify and implement cost effective incremental advertising and marketing programs as well as the continued participation of vendors in the cooperative advertising reimbursement program.

     Other selling and administrative costs decreased to 5.7% of net sales in 1999 from 5.8% in the prior year. Increases in coworker productivity offset increased payroll and associated costs related to our sales force expansion. As of March 31, 1999, there were 630 account managers, an increase of 32.4% from 476 account managers as of March 31, 1998. Of the 630 account managers, approximately 74% had fewer than 24 months experience and 55% had fewer than 12 months, as compared to 86% and 62% at March 31, 1998.

     The executive incentive bonus pool increased to $1.4 million in the first quarter of 1999 from $546,000 in the first quarter of 1998. For 1999, the Compensation and Stock Option Committee established the bonus pool at 15% of the increase in operating income over the prior year.

     Interest income, net of other expenses, decreased to $929,000 in the first quarter of 1999 compared to $1.1 million in the first quarter of 1998, due to both lower levels of available cash and reduced interest rates.

     The effective income tax rate, expressed as a percentage of income before income taxes, was 39.6% for the three months ended March 31, 1999 and 1998.

     Net income for the three months ended March 31, 1999, was $19.7 million, a 33.4% increase over $14.8 million for the three months ended March 31, 1998. Diluted earnings per share was $0.90 and $0.68 for the three months ended March 31, 1999 and 1998, respectively, an increase of 32.4%.


LIQUIDITY AND CAPITAL RESOURCES

WORKING CAPITAL

     The  Company  has   historically   financed  its   operations  and  capital
expenditures primarily through cash flow from operations, short-term borrowings and public offerings of common stock.

     At March 31, 1999, the Company had cash, cash equivalents and marketable securities of $68.0 million and working capital of $251.9 million, representing a decrease of $2.7 million in cash, cash equivalents and marketable securities and an increase of $23.2 million in working capital from December 31, 1998.

     As of March 31, 1999, the Company had an aggregate $50.0 million available pursuant to unsecured credit facilities with two financial institutions expiring in June 1999. Borrowings under one of the lines bear interest at the prime rate less 2.5%, LIBOR plus 0.5% or the federal funds rate plus 0.5%, as determined by the Company. Borrowings under the second credit facility bear interest at the prime rate less 2.5%, LIBOR plus 0.45% or the federal funds rate plus 0.45%, as determined by the Company. At March 31, 1999, there were no borrowings against either of the credit facilities. The Company intends to renew the credit facilities upon expiration in June 1999. In October 1998, the Company established an unsecured stand-by letter of credit for approximately $160,000 related to improvements to the Vernon Hills facility which expires in June 1999.

     The Company's current primary and anticipated use of cash is to fund the growth in working capital and capital expenditures. The Company believes that the funds held in cash, cash equivalents and marketable securities, and funds available under the credit facilities will be sufficient to fund the Company's working capital and cash requirements at least through March 31, 2000.

CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 1999

     Net cash used in operating activities for the three months ended March 31, 1999, was $1.3 million. The primary factors which historically affect the Company's cash flows from operations are accounts receivable, merchandise inventory and accounts payable. The increase in accounts receivable resulted from increased sales volume, an increase in the percentage of net sales generated from commercial accounts with open credit terms to 67.3% and changes in the timing of payments by certain customers. Annualized inventory turnover increased to approximately 26 times for the three months ended March 31, 1999. Inventory turnover in 1999 has been positively impacted by a reduction in inventory levels resulting from the implementation of build to order programs by the major hardware manufacturers. The increase in accounts payable reflects timing of payments to vendors at the end of the respective periods.

     Cash provided by operating activities for the three months ended March 31, 1999, was positively impacted by a $3.9 million tax benefit recorded to paid-in-capital, relating to the exercise of shares pursuant to the MPK Stock Option Plan.

     Net cash provided by investing activities for the three months ended March 31, 1999, was $5.1 million, including approximately $2.6 million used for capital expenditures. The capital expenditures made by the Company were primarily related to the purchase of machinery and equipment for the Vernon Hills facility.

LEASING JOINT VENTURE

     In April 1999, CDW Capital Corporation, a wholly-owned subsidiary of CDW, and First Portland Corporation ("FIRSTCORP") formed CDW Leasing, L.L.C. ("CDW-L"), a 50/50 joint venture. CDW-L will provide captive leasing services to CDW customers. FIRSTCORP is a full-service leasing organization that has provided third party leasing solutions to CDW customers for more than three years. Under the terms of an operating agreement, FIRSTCORP will provide leasing management services to CDW-L, with net earnings of the venture allocated 50% to CDW and 50% to FIRSTCORP. CDW Capital Corporation has committed to loan up to $10 million to CDW-L on a secured basis to fund new leases initiated by CDW-L. The investment in CDW-L will be accounted for using the equity method.

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

     All phases of the project as they relate to internal systems were completed as of March 31, 1999. The Company plans to focus the majority of its efforts for the remainder of 1999 on the external portion of the project while continuing to validate and test its internal systems to ensure those systems are properly converted.

     The external portion of the project focuses on assessing the Y2K readiness of product and service vendors and its potential impact on the Company's operations. The Company began communications with its vendors in the first quarter of 1999 to assess the status of the vendors' Y2K projects. The Company will work through issues with its business partners to minimize potential business interruptions during the remainder of 1999. This portion of the project is expected to be completed prior to December 31, 1999.

Costs
     The Company estimates that total costs for the Y2K project, through December 31, 1999, will range between $750,000 and $1 million. As of March 31, 1999 the Company has incurred, and recorded as operating expenses, approximately $370,000 in costs related to the project, of which approximately $130,000 were incurred during the three months ended March 31, 1999. Essentially all of the Company's expenditures to date are for internal payroll costs related to the assessment and correction of internal systems. Of the estimated remaining costs of $380,000 to $630,000, approximately 75% relate to the cost of assessing and communicating with vendors and 25% relate to the correction of internal systems.

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

     The statements concerning future impact of the Y2K issue are forward looking statements that involve certain risks and uncertainties, such as the inability to receive products on a timely basis from vendors, ship products to customers,receive payments from customers and other factors which could have a material impact on the Company's results from operations. Certain vendors may fail to adequately prepare their information systems or the Company's own Y2K project may not correct all Y2K issues. Accordingly, there is no certainty that either the Company or its vendors will complete their Y2K projects prior to December 31, 1999.

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

PART II       Other Information

ITEM 1.       Legal Proceedings

   The Company is currently not a party to any material legal proceedings.

ITEM 6.       Exhibits and Reports on Form 8-K

   (a)        Exhibits:

              10 (uu)  CDW 1998 Officer and Manager Bonus Plan
              10 (vv)  Operating agreement of CDW Leasing, L.L.C.
              10 (ww)  Loan and  Security  Agreement  Between CDW Capital  Corp.
                       and CDW Leasing, L.L.C.
              10 (xx)  First  Amendment  to  CDW  1996, 1997  and  1998  Officer
                       Manager Bonus Plans
              21       Subsidiaries of the Registrant
              27 (a)   Financial Data Schedule (for the three months ended March
                       31, 1999)

   (b)        Reports on Form 8-K:

              There were no reports on Form 8-K filed for the three months ended March 31, 1999.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                    CDW Computer Centers, Inc.
                                                    (Registrant)


          Date   April 30, 1999                      /s/ Harry J. Harczak, Jr.
                 ---------------------               ---------------------------
                                                     Harry J. Harczak, Jr.
                                                     Chief Financial Officer

          Date   April 30, 1999                      /s/ Sandra M. Rouhselang
                 ---------------------               ---------------------------
                                                     Sandra M. Rouhselang
                                                     Controller

                                Index to Exhibits

10 (uu)  CDW 1998 Officer and Manager Bonus Plan
10 (vv)  Operating Agreement of CDW Leasing, L.L.C.
10 (ww) Loan and Security Agreement Between CDW Capital Corp. and CDW Leasing, L.L.C.
10 (xx)  First Amendment to 1996, 1997 and 1998 Officer Manager Bonus Plan
21       Subsidiaries of the Registrant
27       Financial Data Schedule