Form 10-Q
period 1999-06-30
CDW COMPUTER CENTERS INC
filed 1999-08-12
CIK 899171

                    SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-Q
 (Mark One)

 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE --- ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999 OR

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

Yes      X                                                    No
     ----------                                                   ----------
Applicable only to issuers involved in bankruptcy proceedings during the preceding five years:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes                                                           No
     ----------                                                   ----------

Applicable only to corporate issuers:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


As of August 12, 1999, 43,246,672 common shares were issued and 43,146,672 were outstanding.

                           CDW COMPUTER CENTERS, INC.

                                TABLE OF CONTENTS

                                                                       Page No.
                                                                     -----------

PART I.      Financial Information

    Item 1.    Financial Statements (unaudited):

               Condensed Consolidated Balance Sheets -
               June 30, 1999 and  December 31, 1998                       1

               Condensed Consolidated Statements of Income -
               Three and six months ended  June 30, 1999 and 1998         2

               Condensed Consolidated Statement of Shareholders' Equity -
               Six months ended June 30, 1999                             3

               Condensed Consolidated Statements of Cash Flows -
               Six months ended June 30, 1999 and 1998                    4

               Notes to Condensed Consolidated Financial Statements     5 - 8


    Item 2.    Management's Discussion and Analysis of
               Financial Condition and Results of Operations            9 - 16


PART II.     Other Information

    Item 1.    Legal Proceedings                                          17
    Item 4.    Submission of Matters to a Vote of Security Holders        17
    Item 6.    Exhibits and Reports on Form 8-K                        17 - 18

               Signatures                                                 19

ITEM I. FINANCIAL STATEMENTS

                  CDW COMPUTER CENTERS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)
                                   (unaudited)



                                                                June 30,              December 31,
                                                                  1999                    1998
                                                              -------------           ------------
ASSETS
Current assets:
      Cash and cash equivalents                                 $  25,573              $   4,230
      Marketable securities                                        52,130                 66,458
      Accounts receivable, net of allowance for doubtful
        accounts of $4,000 and $3,185, respectively               213,328                152,308
      Miscellaneous receivables                                     8,031                  5,896
      Merchandise inventory                                        81,064                 64,392
      Prepaid expenses and other assets                             1,014                  1,423
      Deferred income taxes                                         5,081                  5,081
                                                                ---------              ---------

         Total current assets                                     386,221                299,788

Property and equipment, net                                        38,719                 37,056
Deferred income taxes and other assets                              5,575                  4,977
                                                                ---------              ---------

          TOTAL ASSETS                                          $ 430,515              $ 341,821
                                                                =========              =========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
      Accounts payable                                          $  78,440              $  41,358
      Accrued expenses:
         Compensation                                              19,092                 16,279
         Income taxes                                               5,063                  5,146
         Exit costs                                                 2,547                  2,715
         Other                                                      6,509                  5,560
                                                                ---------              ---------

          Total current liabilities                               111,651                 71,058
                                                                ---------              ---------

Commitments and contingencies

Shareholders' equity:

      Preferred shares, $1.00 par value; 5,000 shares
         authorized; none issued                                        -                      -
      Common shares, $ .01 par value; 75,000 shares
         authorized; 43,239 and 43,142 shares issued
         respectively                                                 216                    216
      Paid-in capital                                              87,158                 81,352
      Retained earnings                                           234,258                192,259
      Unearned compensation                                          (679)                  (975)
                                                                ---------              ---------
         Total shareholders' equity                               320,953                272,852
                                                                ---------              ---------
      Less cost of common shares in treasury, 50 shares            (2,089)                (2,089)
                                                                ---------              ---------
         Total shareholders' equity                               318,864                270,763
                                                                ---------              ---------

          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY            $ 430,515              $ 341,821
                                                                =========              =========

     The accompanying notes are an integral part of the consolidated financial statements

                   CDW COMPUTER CENTERS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                      (in thousands, except per share data)
                                   (unaudited)

                                                         Three Months Ended            Six Months Ended
                                                              June 30,                      June 30,
                                                   ----------------------------- ----------------------------
                                                        1999           1998          1999             1998
                                                   -------------   ------------- -------------    -------------
 Net sales                                           $ 597,554       $ 408,945    $1,136,960       $  793,536
 Cost of sales                                         522,807         357,238       994,307          692,682
                                                     ---------       ---------    ----------       ----------

 Gross profit                                           74,747          51,707       142,653          100,854

 Selling and administrative expenses                    38,679          26,851        74,900           52,643
                                                      ---------      ---------    ----------       ----------

 Income from operations                                 36,068          24,856        67,753           48,211

 Interest income                                           961           1,042         2,003            2,211
 Other expense                                            (108)            (91)         (221)            (162)
                                                     ---------       ---------    ----------       ----------

 Income before income taxes                             36,921          25,807        69,535           50,260

 Income tax provision                                   14,620          10,219        27,536           19,902
                                                     ---------       ---------    ----------       ----------

 Net income                                          $  22,301       $  15,588    $   41,999       $   30,358
                                                     =========       =========    ==========       ==========

 Earnings per share
    Basic                                            $    0.52       $     .36    $      .97       $      .70
                                                     =========       =========    ==========       ==========
    Diluted                                          $    0.51       $     .36    $      .96       $      .70
                                                     =========       =========    ==========       ==========

 Weighted average number of
 common shares outstanding
    Basic                                               43,118          43,092        43,094           43,092
                                                     =========       =========    ==========       ==========
    Diluted                                             43,925          43,364        43,904           43,436
                                                     =========       =========    ==========       ==========

     The accompanying notes are an integral part of the consolidated financial statements

                   CDW COMPUTER CENTERS, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                 (in thousands)
                                  (unaudited)


                                                                                                                           Total
                                             Common Shares     Paid in    Retained      Unearned    Treasury Shares    Shareholders'
                                             Shares  Amount    Capital    Earnings    Compensation  Shares   Amount        Equity
                                             --------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1998                 43,142  $  216   $  81,352   $ 192,259   $    (975)       100   $(2,089)  $  270,763

MPK Restricted Stock Plan forfeitures                               (44)                     44                                 -

Amortization of unearned compensation                                                       252                               252

Exercise of Stock Options                        97               1,218                                                     1,218

Tax Benefit from stock option transactions                        4,632                                                     4,632

Net income                                                                   41,999                                        41,999
                                             --------------------------------------------------------------------------------------
BALANCE AT JUNE 30, 1999                     43,239  $  216   $  87,158   $ 234,258   $    (679)      100    $(2,089)  $  318,864
                                             ======================================================================================



    The accompanying notes are an integral part of the consolidated financial statements

                  CDW COMPUTER CENTERS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)


                                                                                  Six Months Ended June 30,
                                                                               -------------------------------
                                                                                 1999                   1998
                                                                               --------               --------
Cash flows from operating activities:

Net income                                                                     $ 41,999                $ 30,358

Adjustments to reconcile net income to net cash provided by operating activities:

        Depreciation                                                              3,200                   2,179
        Accretion of marketable securities, net                                  (1,382)                 (1,354)
        Allowance for doubtful accounts                                             815                     525
        Stock-based compensation expense                                            252                     237
        Legal fees assumed by majority shareholder, net of tax                        -                     281
        Deferred income taxes                                                       112                       -
        Tax benefit from stock option exercises                                   4,632                     359


        Changes in assets and liabilities:
            Accounts receivable                                                 (61,835)                (32,428)
            Miscellaneous receivables                                            (2,135)                 (1,015)
            Merchandise inventory                                               (16,672)                 12,995
            Prepaid expenses and other assets                                       403                    (136)
            Accounts payable                                                     37,082                   2,307
            Accrued compensation                                                  2,813                  (2,193)
            Accrued income taxes and other expenses                                 866                  (3,205)
            Accrued exit costs                                                     (168)                   (336)
                                                                               --------                --------

        Net cash provided by operating activities                                 9,982                   8,574
                                                                               --------                --------

Cash flows from investing activities:

        Purchases of available-for-sale securities                              (51,029)                (20,810)
        Redemptions of available-for-sale securities                             27,091                   7,250
        Purchases of held-to-maturity securities                                 (8,873)                (30,918)
        Redemptions of held-to-maturity securities                               48,431                  48,455
        Investments in and advances to subsidiary                                  (704)                      -
        Purchase of property and equipment                                       (4,863)                 (7,548)
                                                                               --------                --------

        Net cash provided by / (used in) investing activities                    10,143                  (3,571)
                                                                               --------                --------

Cash flows from financing activities:

        Proceeds from exercise of stock options                                   1,218                     440
                                                                               --------                --------

        Net cash provided by financing activities                                 1,218                     440
                                                                               --------                --------

Net increase in cash                                                             21,343                   5,443

Cash and cash equivalents - beginning of period                                   4,230                  18,233
                                                                               --------                --------

Cash and cash equivalents - end of period                                      $ 25,573                $ 23,676
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

2.  Summary of Significant Accounting Policies

Basis of Presentation

     The accompanying unaudited financial statements have been prepared in conformity with generally accepted accounting principles. Such principles were applied on a basis consistent with those reflected in the 1998 Annual Report on Form 10-K and documents incorporated therein as filed with the Securities and Exchange Commission. The accompanying financial data should be read in conjunction with the notes to consolidated financial statements contained in the 1998 Annual Report on Form 10-K and documents incorporated therein. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting solely of normal recurring accruals) necessary to present fairly the financial position of the Company as of June 30, 1999 and December 31,1998, the results of operations for the three and six months ended June 30, 1999 and 1998, the cash flows for the six months ended June 30, 1999 and 1998, and the changes in shareholders' equity for the six months ended June 30, 1999. The unaudited condensed consolidated statements of income for such interim periods are not necessarily indicative of results for the full year.

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

3.  Marketable Securities

     The amortized cost and estimated fair values of the Company's investments in marketable securities at June 30, 1999, were (in thousands):

                                                                                  Gross
                                                                                Unrealized
                                                                                  Holding
                                                              Estimated -------------------------   Amortized
                                                             Fair Value     Gains      (Losses)        Cost
                                                             -------------------------------------------------
Security Type
Available-for-sale:
      U.S. Government and Government Agency Securities         $  26,348  $        -   $     (24)   $  26,372
                                                             -------------------------------------------------
      Total available-for-sale                                    26,348           -         (24)      26,372
                                                             -------------------------------------------------

Held to maturity:
      Bonds of states, municipalities, and political
      subdivisions                                                   151           -            -         151
      U.S. Government and Government Agency Securities            25,582           -         (25)      25,607
                                                             -------------------------------------------------
      Total held-to-maturity                                      25,733           -         (25)      25,758
                                                             -------------------------------------------------
Total marketable securities                                    $  52,081  $        -   $     (49)   $  52,130
                                                             =================================================

     The Company's investments in securities held-to-maturity at June 30, 1999 were all due in one year or less by contractual maturity. Estimated fair values of marketable securities are based on quoted market prices.

4.  Facilities & Exit Accrual

     In July 1997, the Company relocated to its current facility in Vernon Hills and vacated its Buffalo Grove facility. The Company recorded a pre-tax non-recurring charge to operating results for exit costs in the first quarter of 1996. The exit costs consist primarily of the estimated cost to the Company of subleasing the vacated facility, including holding costs, the estimated costs of restoring the building to its original condition and certain asset write-offs resulting from the relocation. During the six months ended June 30, 1999, the Company charged approximately $168,000 against the exit accrual in cash payments for rent, real estate taxes and maintenance of the facility. During the comparable period in 1998, the Company charged approximately $336,000 against the exit accrual for similar costs.

     The Company reopened the office portion of the Buffalo Grove facility during the fourth quarter of 1998 as a telemarketing facility. Accordingly, the Company records a proportionate share of the rent and other operating costs to selling and administrative expenses. The Company plans to occupy the Buffalo Grove office facility while it finalizes future long term growth plans for its Vernon Hills campus. The Company sublet the warehouse and showroom portions of the Buffalo Grove facility to a third party for the period beginning June 15, 1999, and continuing through December 31, 2003, the end of the lease term. There is no assurance that the remaining exit liability of $2.6 million at June 30, 1999, will be adequate to cover actual costs in the event the sublessee is unable or unwilling to complete the lease term.

5.  Financing Arrangements

     The Company has an aggregate $50 million available pursuant to two $25 million unsecured lines of credit with two financial institutions, one which expires in June 2000, at which time the Company intends to renew the line, and another which does not have a fixed expiration date. Borrowings under the first credit facility bear interest at the prime rate less 2 1/2%, LIBOR plus 1/2% or the federal funds rate plus 1/2%, as determined by the Company. Borrowings under the second credit facility bear interest at the prime rate less 2 1/2%, LIBOR plus .45% or the federal funds rate plus .45%, as determined by the Company. At June 30, 1999, there were no borrowings against either of the credit facilities.

     The Company has entered into security agreements with certain financial institutions ("Flooring Companies") in order to facilitate the purchase of inventory from various suppliers under certain terms and conditions. The agreements allow for a maximum credit line of $63.9 million collateralized by inventory purchases financed by the Flooring Companies. At June 30, 1999, all amounts owed the Flooring Companies are included in trade accounts payable.

 6.  Earnings Per Share

     The Company had approximately 43,139,000 shares outstanding at June 30, 1999. The Company has also granted options to purchase common shares to the directors and coworkers of the Company under several stock option plans. These options have a dilutive effect on the calculation of earnings per share. The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations as required by SFAS 128.


                                                  Three Months Ended                  Six Months Ended
                                                       June 30,                           June 30,
                                              ----------------------------       ----------------------------
                                                 1999            1998               1999            1998
                                              ------------    ------------       ------------    ------------
     Basic earnings per share:
     Income available to
          common shareholders (numerator)        $ 22,301        $ 15,588           $ 41,999        $ 30,358
                                              ------------    ------------       ------------    ------------
     Weighted average common
          shares outstanding (denominator)         43,118          43,092             43,094          43,092
                                              ------------    ------------       ------------    ------------
     Basic earnings per share                    $   0.52         $  0.36           $   0.97         $  0.70
                                              ============    ============       ============    ============

     Diluted earnings per share:
     Income available to
          common shareholders (numerator)        $ 22,301        $ 15,588           $ 41,999        $ 30,358
                                              ------------    ------------       ------------    ------------
     Weighted average common
          shares outstanding                       43,118          43,092             43,094          43,092
     Effect of dilutive securities:
          Options on common stock                     807             272                810             344
                                              ------------    ------------       ------------    ------------
     Total common shares and dilutive
     securities (denominator)                      43,925          43,364             43,904          43,436
                                              ------------    ------------       ------------    ------------
     Diluted earnings per share                  $   0.51         $  0.36           $   0.96         $  0.70
                                              ============    ============       ============    ============


7.  Leasing Joint Venture

     In April 1999, CDW Capital Corporation, a wholly-owned subsidiary of CDW, and First Portland Corporation ("FIRSTCORP") formed CDW Leasing, L.L.C. ("CDW-L"), a 50/50 joint venture. CDW-L provides captive leasing services to CDW customers. FIRSTCORP is a full-service leasing organization that has provided third party leasing solutions to CDW customers for more than three years. Under the terms of an operating agreement, FIRSTCORP provides leasing management services to CDW-L, with net earnings of the venture allocated 50% to CDW and 50% to FIRSTCORP. CDW Capital Corporation contributed $100,000 to the capital of CDW-L and has committed to loan up to $10 million to CDW-L on a secured basis to fund new leases initiated by CDW-L. The investment in CDW-L is accounted for using the equity method. The investment and loan to CDW-L at June 30, 1999 is not material to the total assets of the Company and is included in Deferred Income Taxes and Other Assets on the consolidated Balance Sheets.

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


Financial Information
                                                                         Percentage of Net Sales
                                                          --------------------------------------------------------
                                                             Three Months Ended              Six Months Ended
                                                                  June 30,                       June 30,
                                                          --------------------------------------------------------
                                                              1999         1998              1999         1998
                                                              ----         ----              ----         ----
Net sales                                                    100.0 %      100.0 %           100.0 %      100.0 %
Cost of sales                                                 87.5         87.4              87.5         87.3
                                                          ------------------------        ------------------------
Gross profit                                                  12.5         12.6              12.5         12.7
Selling and administrative expenses                            6.5          6.5               6.6          6.6
                                                          ------------------------        ------------------------
Income from operations                                         6.0          6.1               5.9          6.1
Other income, net                                              0.2          0.2               0.2          0.2
                                                          ------------------------        ------------------------
Income before income taxes                                     6.2          6.3               6.1          6.3
Income tax provision                                           2.5          2.5               2.4          2.5
                                                          ------------------------        ------------------------
Net income                                                     3.7 %        3.8 %             3.7 %        3.8 %
                                                          ========================        ========================



Operating Statistics
                                                             Three Months Ended              Six Months Ended
                                                                  June 30,                       June 30,
                                                          --------------------------------------------------------
                                                              1999         1998              1999         1998
                                                              ----         ----              ----         ----
Number of orders shipped                                    616,603      557,410          1,240,755    1,135,659
Average order size                                             $969         $734               $916         $699
Number of account managers, end of period                       617          520
Customers serviced - commercial                             117,000      101,000            177,000      156,000
Customers serviced - consumer                                85,000      109,000            174,000      216,000
Annualized inventory turns                                       26           24                 25           25
                                                          --------------------------------------------------------


     The following table presents net sales by product line as a percentage of total net sales. Product classifications are based upon internal product code classifications and are retroactively adjusted for the addition of new categories but not for changes in individual product categorization.

                                                Three Months Ended            Six Months
                 Analysis of Product Mix             June 30,                   Ended
                                                                               June 30,

                                                  1999      1998           1999        1998
                                                --------------------------------------------
          Notebooks & Laptops                     20.0 %   19.7 %           19.6  %   20.0 %
          Desktop Computers                       15.2     16.3             15.5      16.0
          Software                                13.8     14.2             13.4      13.5
          Printers                                11.1     12.2             11.6      12.8
          Data Storage Devices                    10.3     11.4             10.2      11.3
          Network & Communication Products         9.4      7.7              9.4       8.0
          Monitors & Video Products                7.3      9.4              7.3       9.0
          Add-On Boards & Memory                   4.5      3.9              4.6       4.2
          Supplies                                 3.6      N/A              3.6       N/A
          Input Devices                            2.4      2.6              2.4       2.7
          Multi-Media Devices                      1.2      2.0              1.4       2.0
          Other Accessories                        1.2      0.6              1.0       0.5
                                                 -------------------------------------------
          Total                                  100.0 %  100.0 %          100.0  %  100.0 %
                                                 ===========================================

Three months ended June 30, 1999 compared to three months ended June 30, 1998

     Net sales in the second quarter of 1999 increased 46.1% to a record $597.6 million compared to $408.9 million in the second quarter of 1998. The Company's average order size increased 32.0% to $969 from $734 in the prior year quarter. The growth in net sales is primarily attributable to a higher concentration of commercial accounts, a higher level of sales per active account and an increase in the number of orders shipped. Sales to commercial accounts, including business, government, educational and institutional customers, increased to 92.6% of net sales in the second quarter of 1999 from 87.2% in the second quarter of 1998. The number of active commercial customers increased 15.8% to 117,000 in the second quarter of 1999 from 101,000 in the second quarter of 1998. For the three months ended June 30, 1999, the number of orders shipped increased 10.6% to over 616,000. Notebook computers continue to represent the largest portion of the Company's sales at 20.0%, with dollar volume increasing more than 48% from the second quarter of 1998.

     The average selling price of desktop and server CPU's increased 5.5% and the average selling price of notebook CPU's declined 2.4% from the second quarter of 1998. The Company believes there may be future decreases in prices for personal computers and related products. Such decreases require the Company to sell more units in order to maintain or increase the level of sales. The Company's sales growth rate and operating results could be adversely affected if future manufacturer price reductions or the Company's sales and marketing efforts fail to increase the level of unit sales. Sales of Compaq, Hewlett Packard, IBM, Microsoft and Toshiba products comprise a substantial portion of the Company's sales. The loss of any of these, or any other key vendors, could have an adverse effect on the Company's results from operations. The statement concerning future prices, sales and results from operations are forward looking statements that involve certain risks and uncertainties such as stated above.

     The fastest growing product categories in terms of sales dollars and the respective growth rates in the second quarter of 1999 compared to the second quarter of 1998 were:

             Product Category                Growth Rate
             ----------------                -----------
Add-On Boards & Memory                          68.0%
Notebooks & Laptops                             48.3%
Network and Communication Products              45.9%
Software                                        41.8%
Monitors & Video Products                       37.8%

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

     Gross profit decreased as a percentage of net sales to 12.5% for the three months ended June 30, 1999, compared to 12.6% in the second quarter of 1998. The decrease in gross profit as a percentage of net sales is primarily the result of lower selling margins achieved on certain product lines and lower levels of inventory price protection from vendors partially offset by reductions in shipping costs. On a forward-looking basis, it is likely that the gross profit margin achieved will fluctuate from quarter to quarter and may be lower than the 12.5% achieved in the second quarter of 1999. The statement concerning future gross profit is a forward looking statement that involves certain risks and uncertainties such as the continued participation by vendors in inventory price protection and rebate programs, pricing strategies, product mix, market conditions and other factors which could result in a fluctuation of gross margins below recent experience. Certain manufacturers may make additional changes that limit the amount of price protection for which the Company is eligible. Such changes could have a negative impact on gross margin in future periods. Vendor rebate programs are at the discretion of the vendor and many of these programs are dependent on achieving certain goals and objectives.
Accordingly, there is no certainty that such programs will continue at their current levels or that the established goals and objectives will be attained.

     Selling and administrative expenses, which include net advertising expense, other selling administrative expenses and the executive incentive bonus pool remained consistent at 6.5% of net sales in the three months ended June 30, 1999 and 1998.

     Net advertising expense decreased as a percentage of net sales to 0.57% from 0.65% for the three months ended June 30, 1999 and 1998, respectively. Gross advertising expense decreased to 2.8% of net sales in the second quarter of 1999 versus 2.9% in the second quarter of 1998. The Company decreased catalog circulation and the number of national advertising pages versus the prior year, while expanding its spending on its corporate branding campaign and other direct marketing activities. Based upon the Company's planned marketing initiatives, future levels of gross advertising expense as a percentage of net sales are likely to be relatively consistent with or higher than the level achieved in the second quarter of 1999. Cooperative advertising reimbursements as a percentage of net sales remained consistent at 2.2% of net sales in the second quarter of 1999 and 1998. The cooperative advertising reimbursement rate may fluctuate in future quarters depending on the level of vendor participation achieved, changes in vendor programs and collection experience. The statements concerning future advertising expense and cooperative advertising reimbursements are forward looking statements that involve certain risks and uncertainties including the ability to identify and implement cost effective incremental advertising and marketing programs as well as the continued participation of vendors in the cooperative advertising reimbursement program.

     Other selling and administrative costs decreased to 5.6% of net sales in the second quarter of 1999 from 5.8% in the same period of 1998. Increases in coworker productivity offset increased payroll and associated costs related to our sales force expansion. As of June 30, 1999, there were 617 account managers, an increase of 18.7% from 520 account managers as of June 30, 1998. Of the 617 account managers, approximately 74% had fewer than 24 months experience and 52% had fewer than 12 months, as compared to 73% and 54% at June 30, 1998.

     The executive incentive bonus pool increased to $1.8 million in the second quarter of 1999 from $597,000 in the second quarter of 1998. For 1999, the Compensation and Stock Option Committee established the bonus pool at 15% of the increase in operating income over the prior year.

     Interest income, net of other expenses, decreased to $853,000 in the second quarter of 1999 compared to $951,000 in the second quarter of 1998, due mainly to lower levels of available cash.

     The effective income tax rate, expressed as a percentage of income before income taxes, was 39.6% for the three months ended June 30, 1999 and 1998.

     Net income for the three months ended June 30, 1999, was $22.3 million, a 43.1% increase over $15.6 million for the three months ended June 30, 1998. Diluted earnings per share was $0.51 and $0.36 for the three months ended June 30, 1999 and 1998, respectively, an increase of 41.7%. All per share amounts have been adjusted to reflect the two-for-one stock split effected in the form of a stock dividend paid on May 19, 1999.

Six months ended June 30, 1999 compared to six months ended June 30, 1998

     Net sales in the first half of 1999 increased 43.3% to a record $1.137 billion compared to $793.5 million in the first half of 1998. The Company's average order size increased 31.1% to $916 from $699 in the first six months of the prior year. The growth in net sales is primarily attributable to a higher concentration of commercial accounts, a higher level of sales per active account and an increase in the number of orders shipped. Sales to commercial accounts, including business, government, educational and institutional customers, increased to 91.5% of net sales in the first half of 1999 from 85.8% in the first half of 1998. The number of active commercial customers increased 13.5% to 177,000 in the first half of 1999 from 156,000 in the first half of 1998. For the six months ended June 30, 1999, the number of orders shipped increased 9.3% to over 1.2 million. Notebook computers continue to represent the largest portion of the Company's sales at 19.6%, with dollar volume increasing more than 40% from the first half of 1998.

     The average selling price of desktop and server CPU's increased 7.7% and the average selling price of notebook CPU's declined 3.5% from the first half of 1998. The Company believes there may be future decreases in prices for personal computers and related products. Such decreases require the Company to sell more units in order to maintain or increase the level of sales. The Company's sales growth rate and operating results could be adversely affected if future manufacturer price reductions or the Company's sales and marketing efforts fail to increase the level of unit sales. Sales of Compaq, Hewlett Packard, IBM, Microsoft and Toshiba products comprise a substantial portion of the Company's sales. The loss of any of these, or any other key vendors, could have an adverse effect on the Company's results from operations. The statement concerning future prices, sales and results from operations are forward looking statements that involve certain risks and uncertainties such as stated above.

     The fastest growing product categories in terms of sales dollars and the respective growth rates in the six months ended June 30, 1999 compared to the six months ended June 30, 1998 were:

            Product Category               Growth Rate
            ----------------               -----------
Add-On Boards & Memory                        56.2%
Network & Communication Products              50.4%
Software                                      42.4%
Notebooks & Laptops                           40.1%
Desktop Computers                             39.3%

     Gross profit decreased as a percentage of net sales to 12.5% for the six months ended June 30, 1999, compared to 12.7% in the first half of 1998. The decrease in gross profit as a percentage of net sales is primarily the result of lower selling margins achieved on certain product lines and lower levels of inventory price protection from vendors partially offset by reductions in shipping costs. On a forward-looking basis, it is likely that the gross profit margin achieved will fluctuate from quarter to quarter and may be lower than the 12.5% achieved in the first half of 1999. The statement concerning future gross profit is a forward looking statement that involves certain risks and uncertainties such as the continued participation by vendors in inventory price protection and rebate programs, pricing strategies, product mix, market conditions and other factors which could result in a fluctuation of gross margins below recent experience. Certain manufacturers may make additional changes that limit the amount of price protection for which the Company is eligible. Such changes could have a negative impact on gross margin in future periods. Vendor rebate programs are at the discretion of the vendor and many of these programs are dependent on achieving certain goals and objectives.
Accordingly, there is no certainty that such programs will continue at their current levels or that the established goals and objectives will be attained.

     Selling and administrative expenses, which include net advertising expense, other selling administrative expenses and the executive incentive bonus pool remained at 6.6% of net sales in the six months ended June 30, 1999 and 1998.

     Net advertising expense decreased as a percentage of net sales to 0.67% from 0.70% for the six months ended June 30, 1999 and 1998, respectively. Gross advertising expense decreased to 2.8% of net sales in the first half of 1999 versus 3.1% in the first half of 1998. The Company decreased catalog circulation and the number of national advertising pages versus the prior year, while expanding its spending on its corporate branding campaign and other direct marketing activities. Based upon the Company's planned marketing initiatives, future levels of gross advertising expense as a percentage of net sales are likely to be relatively consistent with or higher than the level achieved in the first half of 1999. Cooperative advertising reimbursements as a percentage of net sales declined to 2.1% of net sales in the first half of 1999 from 2.4% for the six months ended June 30, 1998. The cooperative advertising reimbursement rate may fluctuate in future quarters depending on the level of vendor participation achieved, changes in vendor programs and collection experience. The statements concerning future advertising expense and cooperative advertising reimbursements are forward looking statements that involve certain risks and uncertainties including the ability to identify and implement cost effective incremental advertising and marketing programs as well as the continued participation of vendors in the cooperative advertising reimbursement program.

     Other selling and administrative costs decreased to 5.6% of net sales in the first half of 1999 from 5.8% in the same period of 1998. Increases in coworker productivity offset increased payroll and associated costs related to our sales force expansion. As of June 30, 1999, there were 617 account managers, an increase of 18.7% from 520 account managers as of June 30, 1998. Of the 617 account managers, approximately 74% had fewer than 24 months experience and 52% had fewer than 12 months, as compared to 73% and 54% at June 30, 1998.

     The executive incentive bonus pool increased to $3.2 million in the first six months of 1999 from $1.1 million in the first half of 1998. For 1999, the Compensation and Stock Option Committee established the bonus pool at 15% of the increase in operating income over the prior year.

     Interest income, net of other expenses, decreased to $1.8 million in the first half of 1999 compared to $2.0 million in the first half of 1998, due mainly to lower levels of available cash.

     The effective income tax rate, expressed as a percentage of income before income taxes, was 39.6% for the six months ended June 30, 1999 and 1998.

     Net income for the six months ended June 30, 1999, was $42.0 million, a 38.4% increase over $30.4 million for the six months ended June 30, 1998. Diluted earnings per share was $0.96 and $0.70 for the six months ended June 30, 1999 and 1998, respectively, an increase of 37.1%. All per share amounts have been adjusted to reflect the two-for-one stock split effected in the form of a stock dividend paid on May 19, 1999.



Liquidity and Capital Resources

Working Capital

     The  Company  has   historically   financed  its   operations  and  capital
expenditures primarily through cash flow from operations, short-term borrowings and public offerings of common stock.

     At June 30, 1999, the Company had cash, cash equivalents and marketable securities of $77.7 million and working capital of $274.6 million, representing an increase of $7.0 million in cash, cash equivalents and marketable securities and an increase of $45.8 million in working capital from December 31, 1998.

     The Company has an aggregate $50 million available pursuant to two $25 million unsecured lines of credit with two financial institutions, one which expires in June 2000, at which time the Company intends to renew the line, and another which does not have a fixed expiration date. Borrowings under the first credit facility bear interest at the prime rate less 2 1/2%, LIBOR plus 1/2% or the federal funds rate plus 1/2%, as determined by the Company. Borrowings under the second credit facility bear interest at the prime rate less 2 1/2%, LIBOR plus .45% or the federal funds rate plus .45%, as determined by the Company. At June 30, 1999, there were no borrowings against either of the credit facilities.

     The Company's current primary and anticipated use of cash is to fund the growth in working capital and capital expenditures. The Company believes that the funds held in cash, cash equivalents and marketable securities, and funds available under the credit facilities will be sufficient to fund the Company's working capital and cash requirements at least through June 30, 2000.

Cash flows for the six months ended June 30, 1999

     Net cash provided by operating activities for the six months ended June 30, 1999, was slightly less than $10.0 million. The primary factors which historically affect the Company's cash flows from operations are accounts receivable, merchandise inventory and accounts payable. The increase in accounts receivable resulted primarily from increased sales volume and an increase in the percentage of net sales generated from commercial accounts with open credit terms to 68.9% from 62.4% for the twelve months ended June 30, 1998. Inventory increased during the period in response to increased sales growth rates. Annualized inventory turnover remained consistent at approximately 25 times for the six months ended June 30, 1999 and 1998. The increase in accounts payable reflects timing of payments to vendors at the end of the respective periods as well as the increase in inventory levels during the year.

     Cash provided by operating activities for the six months ended June 30, 1999, was positively impacted by a $4.6 million tax benefit recorded to paid-in-capital, relating to the exercise of shares pursuant to the MPK Stock Option Plan.

     Net cash provided by investing activities for the six months ended June 30, 1999, was $10.1 million, net of approximately $4.9 million used for capital expenditures. The capital expenditures made by the Company were primarily related to the purchase of machinery and equipment for the Vernon Hills facility.

Leasing Joint Venture

     In April 1999, CDW Capital Corporation, a wholly-owned subsidiary of CDW, and First Portland Corporation ("FIRSTCORP") formed CDW Leasing, L.L.C. ("CDW-L"), a 50/50 joint venture. CDW-L provides captive leasing services to CDW customers. FIRSTCORP is a full-service leasing organization that has provided third party leasing solutions to CDW customers for more than three years. Under the terms of an operating agreement, FIRSTCORP provides leasing management services to CDW-L, with net earnings of the venture allocated 50% to CDW and 50% to FIRSTCORP. CDW Capital Corporation contributed $100,000 to the capital of CDW-L and has committed to loan up to $10 million to CDW-L on a secured basis to fund new leases initiated by CDW-L. The investment in CDW-L is accounted for using the equity method. The investment and loan to CDW-L at June 30, 1999 is not material to the total assets of the Company and is included in Deferred Income Taxes and Other Assets on the consolidated Balance Sheets.

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

     The Company has established a Y2K project designed to make all its hardware and software systems Y2K compliant by December 31, 1999. The Company intends to contract an outside organization to review its project methodology and status of all aspects of the Y2K issue.

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

     The external portion of the project focuses on assessing the Y2K readiness of product and service vendors and its potential impact on the Company's operations. The Company will work through issues with its business partners during the remainder of 1999 to minimize potential business interruptions. This portion of the project is expected to be completed prior to December 31, 1999.

Costs
     The Company estimates that total costs for the Y2K project, through December 31, 1999, will range between $750,000 and $1 million. As of June 30, 1999 the Company has incurred, and recorded as operating expenses, approximately $370,000 in costs related to the project, of which approximately $130,000 were incurred during the six months ended June 30, 1999. Essentially all of the Company's expenditures to date are for internal payroll costs related to the assessment and correction of internal systems. Of the estimated remaining costs of $380,000 to $630,000, approximately 75% relate to the cost of assessing and communicating with vendors and 25% relate to the correction of internal systems.

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

   The statements concerning future impact of the Y2K issue are forward looking statements that involve certain risks and uncertainties, such as the inability to receive products on a timely basis from vendors, ship products to customers, receive payments from customers and other factors which could have a material impact on the Company's results from operations. Certain vendors may fail to adequately prepare their information systems or the Company's own Y2K project may not correct all Y2K issues. Accordingly, there is no certainty that either the Company or its vendors will complete their Y2K projects prior to December 31, 1999.

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

     (a) The Company held an annual meeting of Shareholders on May 18, 1999.

     (b) The names of all Directors of the Company are set forth in (c) below.

     (c) Three matters were voted upon and approved by the Shareholders. The presentation below briefly describes the matter voted upon and results of Shareholders' votes.

   1.         Election of Directors


                                      Votes For    Votes Against     Abstentions
                                     ----------    -------------     -----------
              By Nominee
              - Michael P. Krasny    41,534,944                -          33,519
              - Gregory C. Zeman     41,534,944                -          33,519
              - Daniel B. Kass       41,534,944                -          33,519
              - Joseph Levy, Jr.     41,534,944                -          33,519
              - Michelle L. Collins  41,534,944                -          33,519



   2.         Ratification of Auditors

              The selection of PricewaterhouseCoopers LLP, independent public accountants, as auditors of the Company for the year ended December 31, 1999.


                                      Votes For    Votes Against     Abstentions
                                     ----------    -------------     -----------
                                     41,549,202           24,600          28,180


   3.         CDW Officer and Manager Bonus Plan

              The approval of an amendment to the CDW Officer and Manager Bonus Plan.


                                      Votes For    Votes Against     Abstentions
                                     ----------    -------------     -----------
                                     31,829,540        9,715,904          57,348


Item 6.       Exhibits and Reports on Form 8-K

     (a) Exhibits:

         10 (yy) Revolving  Note  between  the Company and LaSalle National Bank dated June 28, 1999
         27 (a)  Financial Data Schedule(for the three months ended June 30,
                 1999)


     (b) Reports on Form 8-K:

         There were no reports on Form 8-K filed for the three months ended June 30, 1999.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                    CDW Computer Centers, Inc.
                                                    (Registrant)


           Date     August 6, 1999                  /s/ Harry J. Harczak, Jr.
                    ---------------------           ----------------------------
                                                    Harry J. Harczak, Jr.
                                                    Chief Financial Officer &
                                                    Treasurer

           Date     August 6, 1999                  /s/ Sandra M. Rouhselang
                    ---------------------           ----------------------------
                                                    Sandra M. Rouhselang
                                                    Controller

                                Index to Exhibits

10 (yy) Revolving Note between the Company and LaSalle  National Bank dated June
        28, 1999
27      Financial Data Schedule