Form 10-Q
period 1999-09-30
CDW COMPUTER CENTERS INC
filed 1999-11-15
CIK 899171

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-Q
 (Mark One)

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999 OR

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

Yes      X                                              No
   ------------                                           ------------

Applicable only to issuers involved in bankruptcy proceedings during the preceding five years:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes                                                     No
   ------------                                           ------------

Applicable only to corporate issuers:
Indicate the number of shares  outstanding  of each of the  issuer's  classes of
common   stock,  as  of the latest  practicable  date.

As of November 15, 1999, 43,314,278 common shares were issued and 43,214,278 were outstanding.

                           CDW COMPUTER CENTERS, INC.

                                TABLE OF CONTENTS

                                                                       Page No.
                                                                     -----------

PART I.      Financial Information

   Item 1.    Financial Statements (unaudited):

              Condensed Consolidated Balance Sheets -
              September 30, 1999 and  December 31, 1998                    1

              Condensed Consolidated Statements of Income -
              Three and nine months ended  September 30, 1999 and 1998     2

              Condensed Consolidated Statement of Shareholders' Equity -
              Nine months ended September 30, 1999                         3

              Condensed Consolidated Statements of Cash Flows -
              Nine months ended September 30, 1999 and 1998                4

              Notes to Condensed Consolidated Financial Statements       5 - 8


    Item 2.   Management's Discussion and Analysis of
              Financial Condition and Results of Operations              9 - 16


PART II.     Other Information

    Item 1.    Legal Proceedings                                           17
    Item 6.    Exhibits and Reports on Form 8-K                            17

               Signatures                                                  18

PART I. FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS

                  CDW COMPUTER CENTERS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)
                                   (unaudited)



                                                              September 30,           December 31,
                                                                  1999                    1998
                                                              -------------           ------------
ASSETS
Current assets:
      Cash and cash equivalents                                 $  16,296              $   4,230
      Marketable securities                                        76,562                 66,458
      Accounts receivable, net of allowance for doubtful
        accounts of $4,300 and $3,185, respectively               242,700                152,308
      Miscellaneous receivables                                     6,400                  5,896
      Merchandise inventory                                        87,142                 64,392
      Prepaid expenses and other assets                             1,223                  1,423
      Deferred income taxes                                         4,886                  5,081
                                                                ---------              ---------

         Total current assets                                     435,209                299,788

Property and equipment, net                                        38,509                 37,056
Deferred income taxes and other assets                              7,125                  4,977
                                                                ---------              ---------

          TOTAL ASSETS                                          $ 480,843              $ 341,821
                                                                =========              =========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
      Accounts payable                                          $  98,947              $  41,358
      Accrued expenses:
         Compensation                                              20,555                 16,279
         Income taxes                                                   -                  5,146
         Exit costs                                                 2,262                  2,715
         Other                                                      6,614                  5,560
                                                                ---------              ---------

          Total current liabilities                               128,378                 71,058
                                                                ---------              ---------

Commitments and contingencies

Shareholders' equity:

      Preferred shares, $1.00 par value; 5,000 shares
         authorized; none issued                                        -                      -
      Common shares, $ .01 par value; 75,000 shares
         authorized; 43,266 and 43,142 shares issued
         respectively                                                 217                    216
      Paid-in capital                                              94,477                 81,352
      Retained earnings                                           260,446                192,259
      Unearned compensation                                          (586)                  (975)
                                                                ---------              ---------
         Subtotal shareholders' equity                            354,554                272,852
                                                                ---------              ---------
      Less cost of common shares in treasury, 100 shares           (2,089)                (2,089)
                                                                ---------              ---------
         Total shareholders' equity                               352,465                270,763
                                                                ---------              ---------

          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY            $ 480,843              $ 341,821
                                                                =========              =========

     The accompanying notes are an integral part of the consolidated financial statements

                   CDW COMPUTER CENTERS, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (in thousands, except per share data)
                                   (unaudited)

                                                         Three Months Ended            Nine Months Ended
                                                            September 30,                September 30,
                                                   ----------------------------- ----------------------------
                                                        1999           1998          1999             1998
                                                   -------------   ------------- -------------    -------------
 Net sales                                           $ 683,012       $ 462,720    $1,819,972       $1,256,256
 Cost of sales                                         597,398         403,857     1,591,705        1,096,539
                                                     ---------       ---------    ----------       ----------

 Gross profit                                           85,614          58,863       228,267          159,717

 Selling and administrative expenses                    43,523          31,707       118,423           84,350
                                                      ---------      ---------    ----------       ----------

 Income from operations                                 42,091          27,156       109,844           75,367

 Interest income                                         1,363           1,305         3,366            3,516
 Other expense                                             (96)            (77)         (317)            (239)
                                                     ---------       ---------    ----------       ----------

 Income before income taxes                             43,358          28,384       112,893           78,644

 Income tax provision                                   17,170          11,243        44,706           31,145
                                                     ---------       ---------    ----------       ----------

 Net income                                          $  26,188       $  17,141    $   68,187       $   47,499
                                                     =========       =========    ==========       ==========

 Earnings per share
    Basic                                            $    0.61       $    0.40    $     1.58       $     1.10
                                                     =========       =========    ==========       ==========
    Diluted                                          $    0.59       $    0.39    $     1.55       $     1.09
                                                     =========       =========    ==========       ==========

 Weighted average number of
 common shares outstanding
    Basic                                               43,150          43,076        43,104           43,086
                                                     =========       =========    ==========       ==========
    Diluted                                             44,108          43,344        43,972           43,404
                                                     =========       =========    ==========       ==========

     The accompanying notes are an integral part of the consolidated financial statements

                   CDW COMPUTER CENTERS, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                 (in thousands)
                                  (unaudited)


                                                                                                                           Total
                                             Common Shares     Paid in    Retained      Unearned    Treasury Shares    Shareholders'
                                             Shares  Amount    Capital    Earnings    Compensation  Shares   Amount        Equity
                                             --------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1998                 43,142  $  216   $  81,352   $ 192,259   $    (975)       100   $(2,089)  $  270,763

MPK Restricted Stock Plan forfeitures                              (101)                    101                                 -

Amortization of unearned compensation                                                       288                               288

Exercise of stock options                       124       1       1,545                                                     1,546

Tax benefit from stock option transactions                       11,681                                                    11,681

Net income                                                                   68,187                                        68,187
                                             --------------------------------------------------------------------------------------
BALANCE AT SEPTEMBER 30, 1999                43,266  $  217   $  94,477   $ 260,446   $    (586)      100    $(2,089)  $  352,465
                                             ======================================================================================



    The accompanying notes are an integral part of the consolidated financial statements

                  CDW COMPUTER CENTERS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)


                                                                               Nine Months Ended September 30,
                                                                               -------------------------------
                                                                                 1999                   1998
                                                                               --------               --------
Cash flows from operating activities:

Net income                                                                     $ 68,187                $ 47,499

Adjustments to reconcile net income to net cash provided by operating activities:

        Depreciation                                                              5,143                   3,429
        Accretion of marketable securities, net                                  (2,184)                 (2,033)
        Allowance for doubtful accounts                                           1,115                     935
        Stock-based compensation expense                                            288                     355
        Legal fees assumed by majority shareholder, net of tax                        -                     673
        Deferred income taxes                                                       698                     144
        Tax benefit from stock option exercises                                  11,681                   3,268


        Changes in assets and liabilities:
            Accounts receivable                                                 (91,507)                (49,554)
            Miscellaneous receivables                                              (504)                 (2,111)
            Merchandise inventory                                               (22,750)                  6,652
            Prepaid expenses and other assets                                       191                     (71)
            Accounts payable                                                     57,589                   1,472
            Accrued compensation                                                  4,276                   2,230
            Accrued income taxes and other expenses                              (4,092)                 (4,363)
            Accrued exit costs                                                     (453)                   (554)
                                                                               --------                --------

        Net cash provided by operating activities                                27,678                   7,971
                                                                               --------                --------

Cash flows from investing activities:

        Purchases of available-for-sale securities                              (66,703)                (24,810)
        Redemptions of available-for-sale securities                             44,292                  21,250
        Purchases of held-to-maturity securities                                (50,020)                (64,945)
        Redemptions of held-to-maturity securities                               64,511                  69,656
        Investments in and advances to joint venture                             (2,642)                      -
        Purchase of property and equipment                                       (6,596)                (12,426)
                                                                               --------                --------

        Net cash used in investing activities                                   (17,158)                (11,275)
                                                                               --------                --------

Cash flows from financing activities:

        Proceeds from exercise of stock options                                   1,546                     453
        Repurchases of treasury shares                                                -                  (2,089)
                                                                               --------                --------

        Net cash provided by / (used in) financing activities                     1,546                  (1,636)
                                                                               --------                --------

Net increase / (decrease) in cash                                                12,066                  (4,940)

Cash and cash equivalents - beginning of period                                   4,230                  18,233
                                                                               --------                --------

Cash and cash equivalents - end of period                                      $ 16,296                $ 13,293
                                                                               ========                ========


     The accompanying notes are an integral part of the consolidated financial statements

                   CDW COMPUTER CENTERS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


1.  Description of Business

     CDW Computer Centers, Inc. and its subsidiaries (collectively the "Company") are engaged in the distribution of brand name personal computers and related products primarily through direct marketing to end users within the United States. The Company's primary business is conducted from a combined sales, corporate office, warehouse and showroom facility located in Vernon
Hills, Illinois. The Company also operates a sales office in Buffalo Grove, Illinois, a retail showroom in Chicago, Illinois and a government sales office in Chantilly, Virginia.

     The Company extends credit to business, government and institutional customers under certain circumstances based upon the financial strength of the customer. Such customers are typically granted net 30 day credit terms. The balance of the Company's sales are made primarily through third-party credit cards and for cash-on-delivery.

2.  Summary of Significant Accounting Policies

Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles. Such principles were applied on a basis consistent with those reflected in the 1998 Annual Report on Form 10-K and documents incorporated therein as filed with the Securities and Exchange Commission. The accompanying financial data should be read in conjunction with the notes to consolidated financial statements contained in the 1998 Annual Report on Form 10-K and documents incorporated therein. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting solely of normal recurring accruals) necessary to present fairly the financial position of the Company as of September 30, 1999 and December 31,1998, the results of operations for the three and nine months ended September 30, 1999 and 1998, the cash flows for the nine months ended September 30, 1999 and 1998, and the changes in shareholders' equity for the nine months ended September 30, 1999. The unaudited condensed consolidated statements of income for such interim periods are not necessarily indicative of results for the full year.

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

3.  Marketable Securities

     The amortized cost and estimated fair values of the Company's investments in marketable securities at September 30, 1999, were (in thousands):


                                                                                  Gross
                                                                                Unrealized
                                                                                  Holding
                                                              Estimated -------------------------   Amortized
                                                             Fair Value     Gains      (Losses)        Cost
                                                             -------------------------------------------------
Security
Type
Available-for-sale:
      U.S. Government and Government Agency Securities         $  25,129    $    -   $     (19)     $   25,148
                                                             -------------------------------------------------
      Total available-for-sale                                    25,129         -         (19)         25,148
                                                             -------------------------------------------------

Held to maturity:
      U.S. Government and Government Agency Securities            51,356         -         (58)         51,414
                                                             -------------------------------------------------
      Total held-to-maturity                                      51,356         -         (58)         51,414
                                                             -------------------------------------------------
Total marketable securities                                    $  76,485    $    -   $     (77)      $  76,562
                                                             =================================================

      The Company's investments in securities held-to-maturity at September 30, 1999 were all due in one year or less by contractual maturity. Estimated fair values of marketable securities are based on quoted market prices.

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

     The Company reopened the office portion of the Buffalo Grove facility during the fourth quarter of 1998 as a telemarketing facility. Accordingly, the Company records a proportionate share of the rent and other operating costs to selling and administrative expenses. The Company sublet the warehouse and showroom portions of the Buffalo Grove facility to a third party for the period beginning June 15, 1999, and continuing through December 31, 2003, the end of the lease term. The remaining portion of the rent not covered by the sublease or the amount recorded to selling and administrative expenses continues to be charged against the exit accrual. There is no assurance that the remaining exit liability of $2.3 million at September 30, 1999, will be adequate to cover actual costs in the event the sublessee is unable or unwilling to complete the lease term.

     During the nine months ended September 30, 1999, the Company charged approximately $453,000 against the exit accrual in cash payments for rent, real estate taxes and maintenance of the facility, net of sub-lease payments received which totaled approximately $187,000. During the comparable period in 1998, the Company charged approximately $554,000 against the exit accrual for similar costs.

     On October 11, 1999 the Company entered into a lease agreement for two floors of office space totaling approximately 72,000 square feet in Chicago, Illinois. The Company plans to establish a sales office in the facility with the lease commencing for one floor on April 1, 2000, and for the second floor on September 1, 2000. The lease provides a ten year term, with certain expansion and renewal options. The Company plans to expend between $8 million and $10 million for computer and telecommunication equipment, furniture and improvements related to the facility. Minimum future rent payments for all the Company's lease obligations, including the new Chicago facility are as follows (in thousands):


               Years Ended December 31,                              Amount
               ------------------------                        -----------------
               2000                                                    $   1,467
               2001                                                        1,925
               2002                                                        1,926
               2003                                                        1,958
               2004                                                        1,149
               Thereafter                                                  2,402
                                                               -----------------
                                                                       $  10,827
                                                               =================


5.  Financing Arrangements

     The Company has an aggregate $50 million available pursuant to two $25 million unsecured lines of credit with two financial institutions, one which expires in June 2000, at which time the Company intends to renew the line, and another which does not have a fixed expiration date. Borrowings under the first credit facility bear interest at the prime rate less 2 1/2%, LIBOR plus 1/2% or the federal funds rate plus 1/2%, as determined by the Company. Borrowings under the second credit facility bear interest at the prime rate less 2 1/2%, LIBOR plus .45% or the federal funds rate plus .45%, as determined by the Company. At September 30, 1999, there were no borrowings against either of the credit facilities.

     The Company has entered into security agreements with certain financial institutions ("Flooring Companies") in order to facilitate the purchase of inventory from various suppliers under certain terms and conditions. The agreements allow for a maximum credit line of $64.0 million collateralized by inventory purchases financed by the Flooring Companies. At September 30, 1999, all amounts owed the Flooring Companies are included in trade accounts payable.

 6.  Earnings Per Share

     The Company had approximately 43,266,000 issued and 43,166,000 shares outstanding at September 30, 1999. The Company has also granted options to purchase common shares to the directors and coworkers of the Company under several stock option plans. These options have a dilutive effect on the calculation of earnings per share. The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations as required by SFAS 128.


                                                  Three Months Ended                  Nine months Ended
                                                     September 30,                      September 30,
                                              ----------------------------       ----------------------------
                                                 1999            1998               1999            1998
                                              ------------    ------------       ------------    ------------
     Basic earnings per share:
     Income available to
          common shareholders (numerator)        $ 26,188        $ 17,141           $ 68,187        $ 47,499
                                              ------------    ------------       ------------    ------------
     Weighted average common
          shares outstanding (denominator)         43,150          43,076             43,104          43,086
                                              ------------    ------------       ------------    ------------
     Basic earnings per share                    $   0.61         $  0.40           $   1.58         $  1.10
                                              ============    ============       ============    ============

     Diluted earnings per share:
     Income available to
          common shareholders (numerator)        $ 26,188        $ 17,141           $ 68,187        $ 47,499
                                              ------------    ------------       ------------    ------------
     Weighted average common
          shares outstanding                       43,150          43,076             43,104          43,086
     Effect of dilutive securities:
          Options on common stock                     958             268                868             318
                                              ------------    ------------       ------------    ------------
     Total common shares and dilutive
     securities (denominator)                      44,108          43,344             43,972          43,404
                                              ------------    ------------       ------------    ------------
     Diluted earnings per share                  $   0.59         $  0.39           $   1.55         $  1.09
                                              ============    ============       ============    ============


7.  Leasing Joint Venture

     In April 1999, CDW Capital Corporation, a wholly-owned subsidiary of CDW, and First Portland Corporation ("FIRSTCORP") formed CDW Leasing, L.L.C. ("CDW-L"), a 50/50 joint venture. CDW-L provides captive leasing services to CDW customers. FIRSTCORP is a full-service leasing organization that has provided third party leasing solutions to CDW customers for more than three years. Under the terms of an operating agreement, FIRSTCORP provides leasing management services to CDW-L, with net earnings of the venture allocated 50% to CDW and 50% to FIRSTCORP. CDW Capital Corporation contributed $100,000 to the capital of CDW-L and has committed to loan up to $10 million to CDW-L on a secured basis to fund new leases initiated by CDW-L. The investment in CDW-L is accounted for using the equity method. The investment and loan to CDW-L at September 30, 1999 is not material to the total assets of the Company and is included in Deferred Income Taxes and Other Assets on the consolidated Balance Sheets. In addition, the income recognized by the Company from its investment in CDW-L for the three and nine months ended September 30, 1999 were not material to the total income of the Company as reported on the consolidated Statements of Income.

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


Financial Information                                                      Percentage of Net Sales
                                                          -----------------------------------------------------------
                                                             Three Months Ended             Nine months Ended
                                                               September 30,                  September 30,
                                                          -----------------------------------------------------------
                                                          -------------------------   -------------------------------
                                                              1999         1998             1999           1998

Net sales                                                     100.0 %     100.0 %          100.0 %        100.0 %
Cost of sales                                                  87.5        87.3             87.5           87.3
                                                          -------------------------       ------------------------
Gross profit                                                   12.5        12.7             12.5           12.7
Selling and administrative expenses                             6.4         6.9              6.5            6.7
                                                          -------------------------       ------------------------
Income from operations                                          6.1         5.8              6.0            6.0
Other income, net                                               0.2         0.3              0.2            0.3
                                                          -------------------------      -------------------------
Income before income taxes                                      6.3         6.1              6.2            6.3
Income tax provision                                            2.5         2.4              2.5            2.5
                                                          -------------------------      -------------------------
Net income                                                      3.8 %       3.7 %            3.7 %          3.8 %
                                                          =========================      =========================



Operating Statistics                                       Three Months Ended                Nine months Ended
                                                             September 30,                     September 30,
                                                    -------------------------------      ----------------------------
                                                          1999           1998               1999           1998
                                                          ----           ----               ----           ----
Number of invoices processed                            770,356        595,015            2,127,800      1,730,674
Average invoice size                                       $931           $828                 $901           $775
Number of account managers, end of period                   744            625
Customers serviced - commercial                         126,000        107,000              233,000        205,000
% of sales to commercial customers                        93.5%          89.0%                92.4%          87.2%
Annualized inventory turns                                   28             31                   28             25
                                                    ----------------------------------------------------------------


     The following table presents net sales by product line as a percentage of total net sales. Product classifications are based upon internal product code classifications and are retroactively adjusted for the addition of new categories but not for changes in individual product categorization.

                                                Three Months Ended         Nine Months Ended
          Analysis of Product Mix                  September 30,             September 30,

                                                  1999      1998           1999        1998
                                                --------------------------------------------
          Notebooks & Laptops                     21.3 %   19.3 %           20.2  %   19.8 %
          Desktop Computers                       14.1     15.2             15.0      15.7
          Software                                13.0     13.7             13.3      13.6
          Printers                                11.1     12.7             11.4      12.7
          Data Storage Devices                    11.0     12.1             10.5      11.6
          Network & Communication Products         9.8      9.9              9.6       9.3
          Monitors & Video Products                7.1      7.6              7.2       7.9
          Add-On Boards & Memory                   4.7      3.7              4.6       4.0
          Supplies                                 3.7      1.1              3.6        .4
          Input Devices                            1.9      2.3              2.2       2.6
          Multi-Media Devices                      1.1      1.9              1.3       2.0
          Other Accessories                        1.2      0.5              1.1       0.4
                                                 -------------------------------------------
          Total                                  100.0 %  100.0 %          100.0  %  100.0 %
                                                 ===========================================

Three months ended September 30, 1999 compared to three months ended September 30, 1998

     Net sales in the third quarter of 1999 increased 47.6% to a record $683.0 million compared to $462.7 million in the third quarter of 1998. The growth in net sales is primarily attributable to a higher concentration of commercial accounts, a higher level of sales per active account and increases in the average invoice size and number of invoices processed. Sales to commercial accounts, including business, government, educational and institutional customers, increased to 93.5% of net sales in the third quarter of 1999 from 89.0% in the third quarter of 1998. The number of active commercial customers increased 17.8% to 126,000 in the third quarter of 1999 from 107,000 in the third quarter of 1998. For the three months ended September 30, 1999, the average invoice size increased 12.4% to $931 and the number of invoices processed increased 29.5% to over 770,000. Notebook computers continue to represent the largest component of the Company's product mix.

     The average selling price of desktop and server CPU's decreased 1.3% and the average selling price of notebook CPU's declined 5.3% from the third quarter of 1998. The Company believes there may be future decreases in prices for personal computers and related products. Such decreases require the Company to sell more units in order to maintain or increase the level of sales. The Company's sales growth rate and operating results could be adversely affected by future manufacturer price reductions or if the Company's sales and marketing efforts fail to increase the level of unit sales. Sales of Compaq, Hewlett Packard, IBM, Microsoft and Toshiba products comprise a substantial portion of the Company's sales. The loss of any of these, or any other key vendors, could have an adverse effect on the Company's results from operations. The statement concerning future prices, sales and results from operations are forward looking statements that involve certain risks and uncertainties such as stated above.

     The fastest growing product categories in terms of sales dollars and the respective growth rates in the third quarter of 1999 compared to the third quarter of 1998 were:

      Product Category                         Growth Rate
      ----------------                         -----------
Add-On Boards & Memory                            87.7%
Notebooks & Laptops                               62.8%
Network and Communication Products                46.6%
Software                                          40.0%
Monitors & Video Products                         36.8%

Demand for certain products and the growth of certain product categories, are driven by advances in technology and the development of new products and applications by the industry manufacturers, and acceptance of these new technologies and products by end-users. Any slowdown in the rate of technological advancement and new product development by industry manufacturers could have a material adverse effect on the Company's future sales growth.

     Gross profit decreased as a percentage of net sales to 12.5% for the three months ended September 30, 1999, compared to 12.7% in the third quarter of 1998. The decrease in gross profit as a percentage of net sales is primarily the result of lower selling margins achieved on certain product lines and lower levels of vendor support programs. On a forward-looking basis, it is likely that the gross profit margin achieved will fluctuate from quarter to quarter and may be lower than the 12.5% achieved in the third quarter of 1999. The statement concerning future gross profit is a forward looking statement that involves certain risks and uncertainties such as the continued participation by vendors in inventory price protection and rebate programs, pricing strategies, product mix, market conditions and other factors which could result in a fluctuation of gross margins below recent experience. Certain manufacturers may make additional changes that limit the amount of price protection for which the Company is eligible. Such changes could have a negative impact on gross margin in future periods. Vendor rebate programs are at the discretion of the vendor and many of these programs are dependent on achieving certain goals and objectives.
Accordingly, there is no certainty that such programs will continue at their current levels or that the established goals and objectives will be attained.

     Selling and administrative expenses, which include net advertising expense, other selling administrative expenses and the executive incentive bonus pool declined to 6.4% of net sales in the three months ended September 30, 1999 from 6.9% in the same period of 1998.

     Net advertising expense decreased as a percentage of net sales to 0.52% from 0.85% for the three months ended September 30, 1999 and 1998, respectively. Gross advertising expense increased $2.6 million, while decreasing as a percentage of net sales in the third quarter to 2.4% from 3.0% in the third quarter of 1998. The Company decreased catalog circulation versus the prior year while increasing the number of national advertising pages and expanding its spending on its corporate branding campaign and other direct marketing activities. Based upon the Company's planned marketing initiatives, future levels of gross advertising expense as a percentage of net sales are likely to be relatively consistent with or higher than the level achieved in the third quarter of 1999. Cooperative advertising reimbursements decreased as a percentage of net sales to 1.9% of net sales in the third quarter of 1999 from 2.1% in the third quarter of 1998. The cooperative advertising reimbursement rate may fluctuate in future quarters depending on the level of vendor participation achieved, changes in vendor programs and collection experience. The statements concerning future advertising expense and cooperative advertising reimbursements are forward looking statements that involve certain risks and uncertainties including the ability to identify and implement cost effective incremental advertising and marketing programs as well as the continued participation of vendors in the cooperative advertising reimbursement program.

     Other selling and administrative costs decreased to 5.5% of net sales in the third quarter of 1999 from 5.7% in the same period of 1998. Increases in coworker productivity offset increased payroll and associated costs related to expansion of the sales force. As of September 30, 1999, there were 744 sales account managers, an increase of 19.0% from 625 sales account managers as of September 30, 1998. Approximately 76% of the 744 sales account managers had fewer than 24 months experience and 56% had fewer than 12 months, as compared to 72% and 56% at September 30, 1998. The Company plans to increase the number of sales account managers to 800 by December 31, 1999 and to within the range of 1,050 to 1,150 by December 31, 2000.

     In October 1999, the Company agreed to lease approximately 72,000 square feet of office space in Chicago, Illinois as an additional sales office (see Working Capital and Footnote 4 to the financial statements). Average annual future minimum lease expense for the new sales office is approximately $1.1 million per year. As a result of the expansion of the sales force and the new sales office the Company's selling and administrative costs may increase as a percentage of net sales in future periods.

     The executive incentive bonus pool increased to $2.5 million in the third quarter of 1999 from $1.0 million in the third quarter of 1998. For 1999, the Compensation and Stock Option Committee established the bonus pool at 15% of the increase in operating income over the prior year.

     Interest income, net of other expenses, increased slightly to $1.3 million in the third quarter of 1999 compared to $1.2 million in the third quarter of 1998.

     The effective income tax rate, expressed as a percentage of income before income taxes, was 39.6% for the three months ended September 30, 1999 and 1998.

     Net income for the three months ended September 30, 1999, was $26.2 million, a 52.8% increase over $17.1 million for the three months ended September 30, 1998. Diluted earnings per share was $0.59 for the three months ended September 30, 1999 and $0.39 in the same period of 1998, an increase of 51.3%. All per share amounts have been adjusted to reflect the two-for-one stock split effected in the form of a stock dividend paid on May 19, 1999.

Nine months ended September 30, 1999 compared to nine months ended September 30, 1998

     Net sales in the first nine months of 1999 increased 44.9% to a record $1.820 billion compared to $1.256 billion in the first nine months of 1998. The growth in net sales is primarily attributable to a higher concentration of commercial accounts, a higher level of sales per active account and increases in the average invoice size and number of invoices processed. Sales to commercial accounts, including business, government, educational and institutional customers, increased to 92.4% of net sales in the first nine months of 1999 from 87.2% in the first nine months of 1998. The number of active commercial customers increased 13.7% to 233,000 in the first nine months of 1999 from 205,000 in the first nine months of 1998. For the nine months ended September 30, 1999, the average invoice size increased 16.3% to $901 and the number of invoices processed increased 23.0% to over 2.1 million. Notebook computers continue to represent the largest component of the Company's product mix.

     The average selling price of desktop and server CPU's increased 4.4% and the average selling price of notebook CPU's declined 4.1% from the first nine months of 1998. The Company believes there may be future decreases in prices for personal computers and related products. Such decreases require the Company to sell more units in order to maintain or increase the level of sales. The Company's sales growth rate and operating results could be adversely affected by future manufacturer price reductions or if the Company's sales and marketing efforts fail to increase the level of unit sales. Sales of Compaq, Hewlett Packard, IBM, Microsoft and Toshiba products comprise a substantial portion of the Company's sales. The loss of any of these, or any other key vendors, could have an adverse effect on the Company's results from operations. The statement concerning future prices, sales and results from operations are forward looking statements that involve certain risks and uncertainties such as stated above.

     The fastest growing product categories in terms of sales dollars and the respective growth rates in the nine months ended September 30, 1999 compared to the nine months ended September 30, 1998 were:

      Product Category                       Growth Rate
      ----------------                       -----------
Add-On Boards & Memory                          66.9%
Network & Communication Products                48.9%
Notebooks & Laptops                             48.3%
Software                                        41.5%
Desktop Computers                               38.3%

Demand for certain products and the growth of certain product categories, are driven by advances in technology and the development of new products and applications by the industry manufacturers, and acceptance of these new technologies and products by end-users. Any slowdown in the rate of technological advancement and new product development by industry manufacturers could have a material adverse effect on the Company's future sales growth.

     Gross profit decreased as a percentage of net sales to 12.5% for the nine months ended September 30, 1999, compared to 12.7% in the first nine months of 1998. The decrease in gross profit as a percentage of net sales is primarily the result of lower selling margins achieved on certain product lines and lower levels of vendor support programs. On a forward-looking basis, it is likely that the gross profit margin achieved will fluctuate from quarter to quarter and may be lower than the 12.5% achieved in the first nine months of 1999. The statement concerning future gross profit is a forward looking statement that involves certain risks and uncertainties such as the continued participation by vendors in inventory price protection and rebate programs, pricing strategies, product mix, market conditions and other factors which could result in a fluctuation of gross margins below recent experience. Certain manufacturers may make additional changes that limit the amount of price protection for which the Company is eligible. Such changes could have a negative impact on gross margin in future periods. Vendor rebate programs are at the discretion of the vendor and many of these programs are dependent on achieving certain goals and objectives.
Accordingly, there is no certainty that such programs will continue at their current levels or that the established goals and objectives will be attained.

     Selling and administrative expenses, which include net advertising expense, other selling administrative expenses and the executive incentive bonus pool declined to 6.5% of net sales in the nine months ended September 30, 1999 from 6.7% for the same period of 1998.

     Net advertising expense decreased as a percentage of net sales to 0.62% from 0.75% for the nine months ended September 30, 1999 and 1998, respectively. Gross advertising expense increased $9.6 million while decreasing as a percentage of net sales in the first nine months to 2.6% from 3.1% in the same period of 1998. The Company decreased catalog circulation and the number of national advertising pages versus the prior year, while expanding its spending on its corporate branding campaign and other direct marketing activities. Based upon the Company's planned marketing initiatives, future levels of gross advertising expense as a percentage of net sales are likely to be relatively consistent with or higher than the level achieved in the first nine months of 1999. Cooperative advertising reimbursements as a percentage of net sales declined to 2.0% of net sales in the first nine months of 1999 from 2.3% for the nine months ended September 30, 1998. The cooperative advertising reimbursement rate may fluctuate in future quarters depending on the level of vendor participation achieved, changes in vendor programs and collection experience. The statements concerning future advertising expense and cooperative advertising reimbursements are forward looking statements that involve certain risks and uncertainties including the ability to identify and implement cost effective incremental advertising and marketing programs as well as the continued participation of vendors in the cooperative advertising reimbursement program.

     Other selling and administrative costs decreased to 5.6% of net sales in the first nine months of 1999 from 5.7% in the same period of 1998. Increases in coworker productivity offset increased payroll and associated costs related to expansion of the sales force.

     In October 1999, the Company agreed to lease approximately 72,000 square feet of office space in Chicago, Illinois as an additional sales office (see Working Capital and Footnote 4 to the financial statements). Average annual future minimum lease expense for the new sales office is approximately $1.1 million per year. As a result of the expansion of the sales force and the new sales office the Company's selling and administrative costs may increase as a percentage of net sales in future periods.

     The executive incentive bonus pool increased to $5.7 million in the first nine months of 1999 from $2.2 million in the first nine months of 1998. For 1999, the Compensation and Stock Option Committee established the bonus pool at 15% of the increase in operating income over the prior year.

     Interest income, net of other expenses, decreased to $3.0 million in the first nine months of 1999 compared to $3.3 million in the first nine months of 1998.

     The effective income tax rate, expressed as a percentage of income before income taxes, was 39.6% for the nine months ended September 30, 1999 and 1998.

     Net income for the nine months ended September 30, 1999, was $68.2 million, a 43.6% increase over $47.5 million for the nine months ended September 30, 1998. Diluted earnings per share was $1.55 for the nine months ended September 30, 1999, and $1.09 for the same period of 1998, an increase of 42.2%. All per share amounts have been adjusted to reflect the two-for-one stock split effected in the form of a stock dividend paid on May 19, 1999.


Liquidity and Capital Resources

Working Capital

     The  Company  has   historically   financed  its   operations  and  capital
expenditures primarily through cash flow from operations, short-term borrowings and public offerings of common stock.

     At September 30, 1999, the Company had cash, cash equivalents and marketable securities of $92.8 million and working capital of $306.8 million, representing an increase of $22.2 million in cash, cash equivalents and marketable securities and an increase of $78.1 million in working capital from December 31, 1998.

     The Company has an aggregate $50 million available pursuant to two $25 million unsecured lines of credit with two financial institutions, one which expires in June 2000, at which time the Company intends to renew the line, and another which does not have a fixed expiration date. Borrowings under the first credit facility bear interest at the prime rate less 2 1/2%, LIBOR plus 1/2% or the federal funds rate plus 1/2%, as determined by the Company. Borrowings under the second credit facility bear interest at the prime rate less 2 1/2%, LIBOR plus .45% or the federal funds rate plus .45%, as determined by the Company. At September 30, 1999, there were no borrowings against either of the credit facilities.

     The Company plans to expend between $8 million and $10 million during the next twelve months for computer and telecommunication equipment, furniture and improvements related to the new sales office in Chicago, Illinois.

     The Company's current primary and anticipated use of cash is to fund future growth in working capital and capital expenditures. The Company believes that the funds held in cash, cash equivalents and marketable securities, and funds available under the credit facilities will be sufficient to fund the Company's working capital and cash requirements at least through September 30, 2000.

Cash flows for the nine months ended September 30, 1999

     Net cash provided by operating activities for the nine months ended September 30, 1999, was $27.7 million. The primary factors that historically affect the Company's cash flows from operations are accounts receivable, merchandise inventory and accounts payable. The increase in accounts receivable resulted from increased sales volume and an increase in the percentage of net sales generated from commercial accounts with open credit terms to 69.5% for the nine months ended September 30, 1999 from 61.9% for the same period of 1998. The accounts receivable days sales outstanding at September 30, 1999 was 32.7 as compared with 29.0 at December 31, 1998. Inventory increased during the period in response to increased sales volume. Annualized inventory turnover increased to approximately 28 times for the nine months ended September 30, 1999 from 25 for the nine months ended September 30, 1998. The increase in accounts payable reflects timing of payments to vendors at the end of the respective periods as well as the increase in inventory levels during the year.

     Cash provided by operating activities for the nine months ended September 30, 1999, was positively impacted by a $11.7 million tax benefit recorded to paid-in-capital, relating to the exercise of shares pursuant to the MPK Stock Option Plan and the CDW Incentive Stock Option Plan.

     Net cash used in investing activities for the nine months ended September 30, 1999, was $17.2 million, including approximately $7.0 million used for capital expenditures. The capital expenditures made by the Company were primarily related to the purchase of machinery and equipment for the Vernon Hills facility.

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

Project
CDW's Y2K project consists of two components,internal and external. The internal section has been divided into five steps:
1. Awareness - Awareness includes evaluating industry best practices, generating management and employee awareness, establishing communications methods and establishing the project team.
2. Assessment - This phase includes hardware and software compliance assessment, establishment of the size and scope of the project, establishment of a project timeline, priorities, budgeting and allocation of resources.
3. Renovation - Renovation consists of establishing a detailed implementation plan, the design of new systems and system corrections, writing of system code and software and hardware testing.
4. Validation - Validation includes testing new systems and system corrections to ensure they will function properly in operation.

5. Implementation - Final certification of the new and corrected systems, implementation of the systems and monitoring to ensure they continue to function.

     Substantially all phases of the project as they relate to internal systems were completed as of March 31, 1999. The Company plans to focus the majority of its efforts for the remainder of 1999 on the external portion of the project. The Company will also test all its internal systems a second time to ensure those systems are properly converted.

     The external portion of the project focuses on assessing the Y2K readiness of product and service vendors and its potential impact on the Company's operations. The Company distributed questionnaires to these vendors for this purpose. To date the Company has received responses from over 30% of the vendors contacted, each indicating they were not anticipating business disruption due to Y2K. The Company is working to obtain responses from all significant vendors and work to resolve identifiable issues, if any, to minimize potential business interruptions. This portion of the project is expected to be completed prior to December 31, 1999.

Costs

     The Company originally estimated that total costs for the Y2K project, through December 31, 1999, would range between $750,000 and $1 million. Actual costs incurred to date for the Y2K project have been lower than originally estimated. As such, the Company now estimates that total costs for the project will range between $500,000 and $650,000. As of September 30, 1999 the Company has incurred, and recorded as operating expenses, approximately $370,000 in costs related to the project, of which approximately $130,000 was incurred during the nine months ended September 30, 1999. The Company's expenditures to date consist primarily of internal payroll costs related to the assessment and correction of internal systems. Of the estimated remaining costs of $130,000 to $280,000, approximately 75% relate to the cost of assessing and communicating with vendors and 25% relate to the correction of internal systems.

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

     The statements concerning future impact of the Y2K issue are forward looking statements that involve certain risks and uncertainties, such as the inability to receive products on a timely basis from vendors, ship products to customers, receive payments from customers and other factors which could have a material impact on the Company's results from operations. Certain vendors may fail to adequately prepare their information systems or the Company's own Y2K project may not correct all Y2K issues. Accordingly, there is no certainty that the Company's vendors will complete their Y2K projects prior to December 31, 1999, which if not completed could affect the operations of the Company as noted above.

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

Item 5.       Other information

     On November 2, 1999 pursuant to unanimous consent of the Company's Board of Directors, the Company expanded its Board of Directors to seven members from five, and elected Casey Cowell and Donald P. Jacobs to fill the newly created positions, effective immediately. Each new member's term will run until the 2000 annual meeting at which time all directors' terms expire.

     Mr. Cowell co-founded U.S. Robotics, one of the world's leading suppliers of data communications products and systems. He served as Chairman and CEO of U.S. Robotics from inception until its acquisition by 3Com in June 1997. Mr. Cowell is chairman and principal owner of Durandal, Inc., a holding company for several diversified private companies, and serves on the board of directors of 3Com. A graduate of the University of Chicago, Mr. Cowell is a member of the board of trustees for the University of Chicago and the Illinois Institute of Technology.

     Dr. Donald P. Jacobs is the dean of the J.L. Kellogg Graduate School of Management and has been a member of the Kellogg faculty since joining the school in 1957. Dr. Jacobs serves as chairman of the public review board of Arthur Andersen and serves on the board of directors of several corporations, including Commonwealth Edison, Hartmarx and Terex. Dr. Jacobs received his Bachelor of Arts degree from Roosevelt University, Master of Arts degree and Doctorate in economics from Columbia University and numerous honorary degrees from prestigious national and international universities.

Item 6.       Exhibits and Reports on Form 8-K

(a)      Exhibits:

     10 (zz) Lease Agreement Dated October 11, 1999 between the Company as Lessee and Solano Associates as Lessor

     27 (a)    Financial Data Schedule (for the three months ended September 30,
               1999)

(b)      Reports on Form 8-K:

     There were no reports on Form 8-K filed for the three months ended September 30, 1999.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                      CDW Computer Centers, Inc.
                                                      (Registrant)


             Date     November 15, 1999               /s/ Harry J. Harczak, Jr.
                      ---------------------           --------------------------
                                                      Harry J. Harczak, Jr.
                                                      Chief Financial  Officer &
                                                      Treasurer

             Date     November 15, 1999               /s/ Sandra M. Rouhselang
                      ---------------------           --------------------------
                                                      Sandra M. Rouhselang
                                                      Controller

                                Index to Exhibits

10 (zz) Lease Agreement Dated October 11, 1999 between the Company as Lessee and Solano Associates as Lessor
27       Financial Data Schedule