Form 10-K
period 1999-12-31
CDW COMPUTER CENTERS INC
filed 2000-03-07
CIK 899171

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-K

  X      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE
____     ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

         TRANSITION  REPORT PURSUANT  TO  SECTION 13 OR 15(d)  OF THE SECURITIES
____     EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____________ TO
         -------------

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

       Registrant's telephone number, including area code : (847) 465-6000
--------------------------------------------------------------------------------
          Securities registered pursuant to Section 12(b) of the Act :

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

                                       -------   -------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the
best  of  the  registrant's   knowledge,  in  definitive  proxy  or  information
statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. X

                              -------

The aggregate market value of the Common Stock held by non-affiliates as of March 2, 2000 was approximately $1.333 billion, based upon the market price per share of $59.50.

As of March 3, 2000, the registrant had 43,317,973 shares of Common Stock, $0.01 par value, outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference into the parts of this Form 10-K designated to the right of the document listed.

Incorporated Document                          Location in Form 10-K

Definitive Proxy Statement for                 Part III, Items 10, 11, 12 and 13
Annual Meeting of Shareholders to be
held on May 24, 2000, to be filed
pursuant to Regulation 14 A not
later than April 30, 2000.

An Index to Exhibits appears at pages          Part IV, Item 14
19 - 21 herein

                           CDW COMPUTER CENTERS, INC.

                          1999 FORM 10-K ANNUAL REPORT

                      FOR THE YEAR ENDED DECEMBER 31, 1999

                                      INDEX

                                     PART I                         10-K Page No

Item 1.              Business . . . . . . . . . . . . . . . . . . . . . . . . .1

Item 2.              Properties  . . . . . . . . . . . . . . . . . . . . . . . 9

Item 3.              Legal Proceedings  . . . . . . . . . . . .  . . . . . . . 9

Item 4.              Submission of Matters to a Vote of Security Holders . . . 9


                                     PART II

Item 5.              Market for Registrant's Common Equity and Related
                     Stockholder Matters . . . . . . . . . . . . . . . . . . .10

Item 6.              Selected Financial Data . . . . . . . . . . . . . . . .  11

Item 7.              Management's Discussion and Analysis of Financial Condition
                     and Results of Operations .  . . . . . . . . . . . . . . 12

Item 7A.             Quantitative and Qualitative Disclosure About
                     Market Risk. . . . . . . . . . . . . . . . . . . .. . . .18

Item 8.              Financial Statements and Supplementary Data . . . . . . .18

Item 9.              Changes in and Disagreements with Accountants on
                     Accounting and Financial  Disclosure  . . . . . . . . . .18


                                    PART III

Item 10.             Directors and Executive Officers of the Registrant. . . .18

Item 11.             Executive Compensation . . . . . . . . . . . . . . . . . 19

Item 12.             Security Ownership of Certain Beneficial Owners
                     and Management . . . . . . . . . . . . . . . . . . . . . 19

Item 13.             Certain Relationships and Related Transactions . . . . . 19


                                     PART IV

Item 14.             Exhibits, Financial Statement Schedule and Reports
                     on Form 8-K. . . . . . . . . . . . . . . .  . . . . . . .19

Signatures           . . . . . . . . . . . . . . . . . . . . . . . . . . . . .22

                                     PART I

Item 1.       Business.

General

     CDW Computer Centers, Inc. and its Subsidiaries (collectively 'CDW' or the "Company") is a leading direct marketer of microcomputer products, primarily to business, government, educational, institutional and home office users in the United States. The Company sells a broad range of multi-brand microcomputer products, including hardware and peripherals, software, networking/communication products and accessories through knowledgeable sales account managers. In May 1998, the Company formed CDW Government, Inc. (CDW-G), a wholly owned subsidiary. CDW-G sells microcomputer products and related software, peripherals and accessories and focuses exclusively on serving government and educational accounts. In April 1999, CDW Capital Corporation, a wholly-owned subsidiary of CDW established in 1999, and First Portland Corporation formed CDW Leasing, L.L.C. ("CDW-L"), a 50/50 joint venture. CDW-L provides captive leasing services to CDW customers. The Company offers popular brand name microcomputer products from Apple, Canon, Cisco, Compaq, Computer Associates, Epson, Hewlett-Packard, IBM, Intel, Lotus, Microsoft, NEC, Novell, Toshiba and 3Com, among others. The Company's high volume, cost-efficient operation, supported by its proprietary information technology systems, enables it to offer these products at competitive prices combined with a high level of service.

     The Company directs its marketing efforts toward current and prospective customers with a particular focus on commercial accounts, including business, government, educational and institutional users. The Company believes that these entities and persons have a high level of product knowledge and are most likely to purchase sophisticated systems and products on a repetitive basis through the Company's direct marketing format. The Company markets to prospective customers through its catalog and other direct mailing programs, through national advertising in computer magazines and through electronic commerce via the
Internet. During the year ended December 31, 1999, the Company serviced approximately 285,000 commercial accounts which comprised 93% of total sales. The Company continues to focus on generating repeat sales from existing customers while attracting sales from new customers. The Company has consistently maintained a high annual rate of repeat purchases from current customers by offering excellent customer service and competitive pricing on a broad range of microcomputer products. The Company enhances repeat purchases by offering add-on and replacement products through its relationship oriented account managers who are knowledgeable about a customer's needs.

     Additionally, the Company focuses significant efforts on developing and expanding its E-business initiatives. The Company's strategy is to implement E-business initiatives that are an extension of its "high tech, high touch" relationship based business model. These initiatives include the Company's Internet website, www.cdw.com, and cdw@work which provides customized websites for commercial customers. Details of these initiatives are included in the section titled www.cdw.com below.

The Microcomputer Products Industry Evolution

     The microcomputer industry has evolved as a result of, among other things, the development of new technologies that have been translated by manufacturers into new products and applications. The Company has been and will continue to be dependent on the continued development of new technologies and products by its vendors, including but not limited to Cisco, Compaq, Hewlett Packard, IBM, Intel and Microsoft, as well as the acceptance of such technologies and new products by end-users. A decrease in the rate of development of new technologies and new products by manufacturers, or the lack of acceptance of such technologies and products by end-users, could have a material adverse effect on the Company's growth prospects and results of operations.

     The sophistication and value consciousness of the Company's customer base, combined with the evolution of industry standards for microcomputers, has also resulted in heightened end-user interest in, and acceptance of, microcomputers, peripherals and software which use the Microsoft operating platform, and other operating platforms offered by the Company, and are manufactured by high quality manufacturers. In addition, the intense competition among manufacturers has generally reduced prices and increased the number of microcomputers and related products being used by businesses and sold by direct marketing organizations such as CDW. The Company believes that its business model, which promotes the sale of high quality, brand name products at competitive prices combined with a high level of personal and technical service, is well suited to serve an increasingly sophisticated and value conscious customer base.

Competition

     The microcomputer products industry is highly competitive. The Company competes with a large number and variety of resellers of microcomputer and related products as well as manufacturers that sell direct to customers. In the hardware category, the Company competes with traditional microcomputer retailers, computer superstores, consumer electronic and office supply superstores, mass merchandisers, national direct marketers, Internet retailers, corporate resellers and value-added resellers. In the software and accessories categories, the Company generally competes with these same resellers as well as specialty retailers and resellers. In addition, as a result of improving technology, certain software manufacturers have developed and may continue to develop sales methods that allow customers to download software programs and packages directly onto the customer's system through the use of the Internet. The Company also competes with manufacturers that sell hardware and software directly to certain customers. Several manufacturers that sell product to the Company for resale have initiated or expanded their efforts to sell directly to end users. Several of the Company's current and potential competitors are larger and have substantially greater resources than the Company. Additionally, several competitors in the direct marketing and Internet commerce industries have raised capital in the public markets through initial and subsequent public offerings. The increased visibility of these companies and their access to the capital markets may improve their market position and their ability to compete with the Company. Although the Company offers products for sale via electronic commerce, there can be no assurance that the Company's sales via electronic commerce will meet or exceed sales levels generated by competitors. As competition intensifies the Company intends to improve the value-added service provided to its customers,strengthen its customer relationships and broaden its marketing activities. If the Company's efforts are not successful the Company's growth rates and operating margins could be negatively impacted.

     The current industry configuration, including the proliferation of Internet resellers with access to capital markets, may result in increased pricing pressures. Decreasing prices of microcomputers and related products, resulting in part from technological changes, may require the Company to sell a greater number of products to achieve the same level of net sales and gross profit. Such a trend could make it more difficult for the Company to continue to increase its net sales and earnings growth. In addition, if the growth rate of microcomputer sales were to slow down, the Company's operating results could be adversely affected.

The CDW Philosophy

     The Company adheres to a central philosophy known as the CDW CIRCLE OF SERVICE which places the customer at the center of all of the Company's actions. The philosophy is based upon the premise, promoted by management, that "People Do Business With People They Like." The CDW CIRCLE OF SERVICE is a graphic reminder to the Company and its personnel that good service leads to good experiences and increased sales, and, alternatively, that bad experiences lead to lost sales and job uncertainty.

Business Strategy

     The Company's business strategy is to be a high volume, cost-efficient direct solutions provider of multi-brand, competitively priced, microcomputer products and to provide a high level of customer service. The

Company believes that the following factors are of principal importance in its ability to implement this "high tech, high touch" business strategy:

     Breadth and Depth of Selection. The Company offers a wide range of products from many manufacturers, providing its customers with the convenience of one-stop shopping for their microcomputer-related needs. The Company carries brand name products and regularly reviews and modifies its mix of product offerings.

     Commercial Customer Focus. The Company focuses the majority of its sales and marketing efforts on attracting and servicing commercial customers rather than individual or consumer users. Commercial customers includes businesses, government and institutional customers. The Company believes commercial customers provide a higher rate of repeat sales at volume levels as opposed to the low volume typically experienced with consumer sales. In 1999,sales to commercial customers comprised 93% of sales revenue, an increase from 88% in 1998.

     Competitive   Pricing.   The  Company   believes   that  its  high  volume,
cost-efficient direct marketing format allows it to provide a high level of value added service to its customers with competitive pricing.

     Marketing. The Company uses a marketing mix of direct response activities, including its catalog formats and trade magazine advertising combined with a multifaceted branding campaign. These activities are intended to create customer response and a high level of awareness of CDW. The Company's marketing activities are directed to commercial users and the decision makers in commercial organizations.

     Sales. The Company has adopted a relationship oriented sales approach with a high level of technical and skill based training for its account managers. New account managers function in a corporate development mode designed to target and develop a steady customer base.

     Customer Service - Custom Configuration and Technical Support. As of December 31, 1999, the Company custom configures approximately 4,000 units per week and ships the majority of its orders the day the order is placed. The Company offers technical support by telephone for the life of the product 24 hours a day, seven days a week. The Company employs a technical staff with over 200 manufacturer certifications to assist the customer with technical questions and issues. The Company believes that its commitment to service at the time of sale and after the purchase maximizes sales and encourages repeat customers.

     Information Technology. The Company uses proprietary, real-time information technology systems which centralize management of key functions and generate daily operating control reports enabling management to identify and respond quickly to internal changes and trends in the industry and to provide high levels of customer satisfaction. The Company integrates its real-time systems with www.cdw.com, its Internet website, providing real-time information for its customers.

     Effective Inventory Control. The Company's management information systems, "just-in-time" purchasing system, radio frequency based cycle counting system and use of vendor stock balancing and price protection programs allow it to minimize its investment in inventory, reduce inventory discrepancies and the risk of obsolescence while meeting customer needs. These systems resulted in the Company achieving approximately 23 inventory turns during 1999.

     High Quality Personnel. The Company strives to attract, retain and motivate high quality personnel and provides its coworkers with financial incentives designed to maximize performance and productivity. The Company and Mr. Krasny, its majority shareholder, Chairman and CEO, have instituted short-term incentive programs and stock-based compensation programs to reward and motivate all of the Company's coworkers. In 1999, the Company established an on-site child care and fitness center facility on its Vernon Hills, Illinois, campus as an additional coworker benefit.

Merchandise

     The Company offers microcomputer products including hardware and peripherals, software, networking and communication products and accessories for use with microcomputers based on a variety of operating platforms including Microsoft, Apple, Linux, Novel, Oracle and others. The Company's just-in-time purchasing system and aggressive inventory management allows it to limit its on-hand inventory and ship orders generally on a same-day basis.

     The following is a listing of selected hardware and peripheral and software manufacturers:


         Product Categories                        Selected Product Manufacturers
         ------------------                        ------------------------------
Hardware and Peripherals:
                              3Com                Fujitsu             Maxell         Seagate
                              3M                  Hewlett-Packard     Maxtor         Simple
                              Acer                IBM                 Memorex        SMC
                              Adaptec             Imation             Microtek       Sony
                              APC                 Infocus             Minolta        Targus
                              Apple               Intel               NEC            TDK
                              ATI                 Iomega              Netgear        Tectronix
                              Belkin              Kingston            Nikon          Toshiba
                              Canon               Kodak               Okidata        Tripp Lite
                              Cisco               Lexmark             Olympus        Verbatim
                              Compaq              Linksys             Palm           Viewsonic
                              Creative Labs       Logitech            Philips        Visiontek
                              CTX                 Lucent              Princeton      Western Digital
                                                                      Graphics
                              Epson               Magnavox            Quantum        Yamaha

Software:
                             Adobe                Intuit              Network        Red Hat
                                                                      Associates
                             Borland              Lotus               Novell         Seagate
                             Computer Associates  Macromedia          Oracle         Symantec
                             Corel                Microsoft           Quark          Visio


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

     During 1999, CDW purchased approximately 62% of its merchandise from distributors and aggregators and the balance direct from manufacturers, substantially all of which ship directly to the Company's distribution facility. Products purchased through distributors and aggregators are a combination of products which are only sold by the manufacturers through distribution and products that are acquired as part of the Company's just-in-time purchasing model. The Company is generally authorized by manufacturers to sell via direct marketing all or selected products offered by the manufacturer. The Company's authorization with each manufacturer provides for certain terms and conditions, which may include one or more of the following: product return privileges, price protection policies, purchase discounts and vendor support programs, such as purchase or sales rebates and cooperative advertising reimbursements. The Company's business and results of operations may be adversely affected if the terms and conditions of the Company's authorizations were significantly modified or if certain products become unavailable to the Company, whether such unavailability is because the manufacturer terminates the Company's authorization or the product is subject to allocation or otherwise. Vendor support programs are at the discretion of the manufacturers and usually require achieving a specified sales volume or growth rate to qualify for all, or some, of the incentive program.

     For the year ended December 31, 1999, Tech Data, Ingram Micro/Ingram Alliance and Merisel were the only vendors from whom purchases exceeded 10% of total purchases. Additionally, in 1999 Compaq and Hewlett Packard products each comprised more than 10% of total Company sales. The loss of any of these vendors, or any other key vendors, could have an adverse effect on the Company.

     The Company believes that the Chicago metropolitan area is an excellent location for its business as it is centrally located for purposes of shipping products throughout the United States and provides same day access to its principal distributors and aggregators, including Ingram Micro/Ingram Alliance, Merisel, and Tech Data. The relocation of key distributors utilized in the Company's just-in-time purchasing model could adversely impact the Company's results of operations. Although brand names and individual products are important to the Company's business, the Company believes that competitive sources of supply are available in substantially all of the merchandise categories the Company carries.

     CDW also applies its proprietary information technology systems to the task of managing its inventory. At December 31, 1999, the Company maintained an investment in inventory of approximately $126 million with approximately $1.1 million of inventory on hand over 90 days old. The Company turned its inventory approximately 23 times during 1999.

Marketing and Advertising Activities

     The Company utilizes a variety of advertising and marketing media to attract and retain customers, including national advertising in computer related publications, catalogs and certain other direct marketing activities, as well as electronic marketing via the Internet. In 1999, the Company continued the national branding campaign it initiated in 1998 which includes national print media, national cable television advertisements and other activities. Due to its relationships with its product suppliers and others, a substantial portion of its advertising and marketing expenses are reimbursed through cooperative advertising reimbursement programs. These cooperative advertising programs are at the discretion of the Company's vendors and are typically tied to certain purchasing volumes and other commitments required by the Company. The Company's approach to its marketing and advertising activities is proprietary in nature, as is its strategy in managing its files of current, prior and prospective customers. In order to measure the effectiveness of its marketing activities, the Company tracks responses to its various efforts by a variety of means. This information is used to further refine its strategy and develop more effective programs in the future.

www.cdw.com

     The Company's Internet strategy, executed through www.cdw.com, is to utilize the web as an extension of its "high tech, high touch" business model. The Company's objective is to make it easy for its customers to transact business and ultimately enhance customer relationships. The web site includes many advanced features to attract new customers and produce sales, including more than 50,000 computer products to search and order on-line, advanced search capabilities, product specifications on over 25,000 products, product availability and pricing. It also offers side-by-side product comparisons, links to product reviews, newsworthy announcements, personalized access and customized two-way interaction that allows for checking order status at will. CDW has expanded its successful www.cdw.com site to include CDW@work, a customized, secure extranet site for business customers. CDW@work allows customers to track order status, manage current assets, order configured systems, obtain purchase history and get access to up-to-the-minute availability of their dedicated CDW account team. In addition, the Company has, through its excellent relations with vendors, arranged for links between vendors' web sites and the Company's. The Company believes the website is an excellent complement to its business model, providing information and convenience for its customers, while also serving as another source for new customers. During 1999, the Company generated $163.4 million of direct on-line sales over its web site, of which $9.9 million were generated by CDW@work extranet sites. Many customers use www.cdw.com to gather product information, pricing and availability and follow up with their account manager to access the account manager's knowledge base regarding product compatibility and other information. Many of these customers ultimately place their orders with their account manager rather than using www.cdw.com.


Sales Activities and Order Fulfillment

     The Company's success is due in part to the strength of its account managers who manage customer relationships by responding to customer inquiries and proactively calling existing and potential new customers. The Company's account managers are trained in Company systems and philosophies, are product knowledgeable and motivated to maximize sales and provide high levels of customer service. All account managers are graduates of CDW University, the Company's proprietary sales training program. The program includes four weeks of classroom training followed by several weeks of sales experience in one of the Company's retail showrooms, followed by one month of training on the phones. CDW seeks to build customer relations by assigning each customer to the account manager who first services the customer. Upon subsequent calls to CDW, the customer is directed to their account manager for assistance. In the spirit of teamwork, account managers are encouraged to cooperate and work together to maximize sales and customer satisfaction.

     Each catalog and advertisement distributed by the Company bears a toll-free number to be used by customers in phoning CDW to place a product order. Telephone calls are answered by account managers who utilize on-line computer terminals to retrieve information regarding product characteristics, cost and availability and to enter customer orders. Account managers enter orders on-line into a computerized order fulfillment system which updates the Company's customer purchase history. Computer processing of orders is performed immediately following the placement of the order and upon receipt of credit approval. The Company ships most credit approved orders received by 9:00 p.m., exclusive of orders for products not in stock or subject to allocation by the manufacturer, on the day the order was received. Orders are shipped by Federal Express, Airborne Express, RPS, Chicago Messenger Service, United Parcel Service, U.S. Mail, common carrier or any other acceptable manner requested by the customer. The Company charges customers for shipping but may offer promotional shipping programs from time to time. The average invoice size was $918 in 1999 and $780 in 1998.

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

Customers

     CDW currently maintains a database of over 3.8 million active and prospective names of which approximately 588,000 were serviced by the Company in 1999, including 285,000 commercial customers.

The Company believes that its customers consist principally of businesses, government institutions and home business users, which tend to purchase higher-end equipment. For the year ended December 31, 1999, sales to business, government and institutional customers accounted for approximately 93% of the Company's net sales.

     CDW's customers are located principally throughout the United States. In 1999, approximately 20% of the Company's net sales were generated by sales to customers in Illinois, approximately 30% were generated to customers in the eastern United States, approximately 15% were generated by sales to customers in the southern United States, approximately 21% were generated by sales to customers in the western United States and approximately 14% were generated by sales to residents of the Midwestern United States (other than Illinois). Less than 1% of sales were made to customers outside the United States.

Custom Configuration and Technical Support

     The Company offers custom configuration services including installation of accessories or expansion products, software loading, network configuration and custom application loading. During 1999, the Company's custom configuration center processed approximately 171,000 custom configured units. The Company employs a technical staff that is trained and maintains the highest levels of professional certification from manufacturers including that of 'Novell Certified Network Engineer' and 'Certified Microsoft Engineer'. The Company's trained technical support personnel are available by telephone 24 hours a day, seven days a week to assist the customer with technical problems or questions in order to reduce product returns and increase customer satisfaction. CDW has developed a proprietary customer service tracking system to ensure that customer-initiated service requests are responded to rapidly.

Information Technology Systems

     CDW has installed and operates customized information technology systems based upon IBM AS/400, Microsoft NT, Lucent and other platforms. Collectively, these systems allow for centralized management of key functions, including inventory and accounts receivable management, purchasing, sales and distribution, and the preparation of daily operating control reports which provide concise and timely information regarding key aspects of the business. The Company's proprietary information technology systems enable the Company to enhance its productivity, ship customer orders on a same-day basis, respond quickly to changes in its industry and provide high levels of customer service.

     The Company's success is dependent on the accuracy and proper utilization of its information technology systems, including its telephone systems. The Company's ability to manage its inventory and accounts receivable collections; to purchase, sell and ship its products efficiently and on a timely basis; and to maintain its cost-efficient operation is dependent upon the quality and utilization of the information generated by its information technology systems. In that regard, the Company anticipates that it will continue to require software and hardware upgrades for its present information technology systems. In addition, the ability of the Company to adapt its systems to changes in the competitive environment or to take advantage of additional automation is dependent upon its ability to recruit and retain qualified IT professionals. If the Company were unable to develop or purchase future enhancements to its information technology hardware or software, or continue to hire and retain qualified IT professionals, the Company's operating results could be adversely affected. See Management's Discussion and Analysis of Financial Condition and Results of Operations for information regarding the impact of the Year 2000 issue on the Company's business.

     The Company's entire information technology system is located at its Vernon Hills campus. The integrity of the system is vulnerable to certain forms of disaster including, but not limited to, natural disasters such as tornadoes. The Company has established a disaster recovery plan which will utilize a backup system for its information technology and telephones. The hardware for the backup system is currently being installed at the new sales office located in downtown Chicago and will be operational in the second quarter of 2000.

Personnel and Training

     At December 31, 1999, the Company employed 1,937 coworkers. Of these, 1,563 were employed at the Company's headquarters in Vernon Hills, Illinois, 39 were employed at the Company's retail showroom in Chicago, Illinois, 321 were employed at the Buffalo Grove, Illinois sales facility and 14 were employed at the government sales office in Chantilly, Virginia. The Company considers its coworker relations to be excellent. The Company's level of net sales per coworker increased approximately 5.0% to $1.46 million in 1999 as compared to $1.39 million in 1998. No coworkers are covered by collective bargaining agreements.

     CDW emphasizes the recruiting and training of high quality personnel and, to the extent possible, promotes people to positions of increased responsibility from within the Company. Each coworker initially receives training appropriate for his or her position and a complete CDW orientation. This is followed by varying levels of training in information technology. New account managers participate in an intensive four-week long classroom training program known as 'CDW University,' followed by hands-on, face-to-face showroom training during which time they are introduced to the Company's philosophy, systems, and products and services. Finally, the account managers receive one month of training while working on the telephones. Training for specific product lines and continuing education programs for all account managers are conducted on an ongoing basis, supplemented by vendor sponsored training programs for all account managers and technical support personnel.

     During 1999, the Company initiated a company-wide training program called L.E.A.D. (Leadership, Excellence, Attitude, Development) which provides professional development training to all coworkers. The program includes a series of instructional courses taught by CDW personnel and outside professionals based on professional development themes including areas such as communication skills and coaching for the Company's managers. The Company also offers Internet based online training (L.E.A.D. Online) for all its coworkers with a course library of 181 courses relating to professional development.

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

     The Company's retail showrooms, which generated approximately 4.1% of the Company's net sales for 1999, inclusive of orders placed by telephone and picked up at the retail showroom, provide an environment in which to further train the Company's account managers before they join its sales department.

Trademarks

     The Company conducts its business under the trade names and service marks "CDW", "Computer Discount Warehouse", "CDW-G", "CDW@work" ,"CDW-L", "Direct Solutions Provider" and "Computing Solutions Built for Business". The Company has taken steps to register and protect these marks and believes they have significant value and are important factors in its marketing programs.

Item 2.       Properties.

     The Company's primary location and headquarters is in Vernon Hills, Illinois, and includes its main distribution center, sales office, a retail showroom and corporate offices. The facility consists of a combined total of approximately 200,000 square feet of warehouse space and 125,000 square feet of office space, and is located on approximately 27 acres of land. The Company owns a total of 45 acres of land at the Vernon Hills site, of which approximately 17 are vacant and available for future expansion. The Company's Chicago retail showroom is under lease through June 2001.

     The Company is obligated under a lease through 2004 for a combined 104,000 square foot office and warehouse facility in Buffalo Grove, Illinois, that previously served as its main facility. In October 1998, the Company reopened the office portion of the Buffalo Grove facility as a sales office. In June 1999, the Company sublet the warehouse and showroom portions of the Buffalo Grove facility to a third party through December 2003. However, the third party sublessee filed a Chapter 11 petition for reorganization under the bankruptcy laws in August 1999, and subsequently decided to liquidate the business operating from the sublet space. As a result of the liquidation, the sublessee is not likely to affirm or complete the lease. If the lease is terminated, the Company will reevaluate the future use of the warehouse space and adjust the remaining exit liability as necessary depending on whether the Company pursues a new sublease, uses the space for its operations or leaves the space vacant. See
Note 7 of Notes to Consolidated Financial Statements.

     In October 1999, the Company executed an operating lease agreement for two floors of office space totaling approximately 72,000 square feet in Chicago, Illinois. The Company plans to establish a sales office in the facility with the lease commencing for one floor on April 1, 2000, and for the second floor on September 1, 2000. The lease provides a ten year term, with certain expansion and renewal options.

     The Company plans to construct a second warehouse on approximately 6 to 8 acres of its Vernon Hills, Illinois campus by the end of 2000. The new warehouse will provide approximately 250,000 square feet of additional capacity and is estimated to cost between $12 million and $13 million for construction and equipment. Upon completion, the Company's total warehouse capacity will be approximately 450,000 square feet.

     Based upon its planned growth the Company will likely require additional office capacity in early 2001. The Company is currently evaluating the alternatives to accommodate future capacity requirements including additional leased space and building expansion at its Vernon Hills campus.


Item 3.       Legal Proceedings.

     The Company is not currently party to any material legal proceedings.


Item 4.       Submission of Matters to a Vote of Security Holders.

     There were no matters submitted during the fourth quarter of 1999 to a vote of security holders.

PART II

Item 5.       Market for Registrant's Common Equity and Related Stockholder
              Matters.

     The following table sets forth the high and low sales prices for the Company's Common Stock on The Nasdaq Stock Market (R) for the periods indicated. These quotations were obtained from Nasdaq, and have been adjusted to reflect the two-for-one stock split paid on May 19, 19999 to common shareholders of record on May 5, 1999. The Company believes that as of February 24, 2000 there were approximately 10,620 beneficial owners of the Company's stock. Except for distributions prior to May 25, 1993, the date of termination of the Company's election to be taxed as an S Corporation, the Company has neither declared nor paid any cash dividends on its Common Stock. The Company currently intends to retain earnings for use in the operation and expansion of its business and therefore does not anticipate paying cash dividends in the foreseeable future.

                                    1999                         1998
                          -------------------------   --------------------------
    Quarter Ended           Low             High         Low             High
----------------------- -----------     -----------   -----------    -----------
March 31............... $30 31/32       $61 5/8       $23 3/4        $35  3/8
June 30................  27 15/16        38 1/4        19 1/8         30  3/4
September 30 ..........  36  3/8         42 1/2        18             27  1/2
December 31............  47              80            21 5/8         51 15/16

Item 6.  Selected Financial Data.

                   CDW Computer Centers, Inc. and Subsidiaries
                      Selected Financial and Operating Data
          (in thousands, except per share and selected operating data)


                                                                                  Year Ended December 31,
                                                        ----------------------------------------------------------------------------
                                                              1999           1998           1997           1996           1995
                                                        ----------------------------------------------------------------------------
INCOME STATEMENT DATA :
Net sales                                               $   2,561,239  $   1,733,489   $  1,276,929  $     927,895    $   628,721
Cost of sales                                               2,237,700      1,513,314      1,106,124        805,413        548,568
                                                        ----------------------------------------------------------------------------
Gross profit                                                  323,539        220,175        170,805        122,482         80,153
Selling and administrative expenses                           165,627        115,537         90,315         64,879         49,175
Exit charge (1)                                                     -              -              -          4,000              -
                                                        ----------------------------------------------------------------------------
Income from operations                                        157,912        104,638         80,490         53,603         30,978
Interest income, net                                            4,931          4,708          4,259          3,469          1,973
Other income (expense), net                                      (450)          (335)          (241)          (188)            47
                                                        ----------------------------------------------------------------------------
Income before income taxes                                    162,393        109,011         84,508         56,884         32,998
Income tax provision                                           64,308         43,170         33,507         22,484         12,939
                                                        ----------------------------------------------------------------------------
Net income                                              $      98,085  $      65,841   $     51,001  $      34,400    $    20,059
                                                        ----------------------------------------------------------------------------

Net income per share
Basic                                                   $        2.27  $        1.53   $       1.18  $        0.80    $      0.48
                                                        ----------------------------------------------------------------------------
Diluted                                                 $        2.22  $        1.51           1.17  $        0.79    $      0.48
                                                        ----------------------------------------------------------------------------
Weighted average number of common
shares outstanding
Basic                                                          43,135         43,062          43,050         43,050         42,052
Diluted                                                        44,152         43,504          43,408         43,570         42,160

SELECTED OPERATING DATA :
Number of invoices processed (in thousands)                     2,934          2,367           1,822          1,318            998
Average invoice size                                    $         918  $         780   $         756 $          765   $        685
% of sales to commercial customers                                 93%            88%             81%            80%            77%
Commercial Customers serviced (in thousands)                      285            246             209            164            142
Net sales per coworker (in thousands)                   $       1,462  $       1,392   $       1,490 $        1,459          1,364
Inventory turnover                                                 23             24              21             23             22
Accounts receivable - days sales outstanding                       33             32              25             23             22

                                                                                       December 31,
                                                        ----------------------------------------------------------------------------
                                                              1999           1998           1997           1996           1995
                                                        ----------------------------------------------------------------------------
FINANCIAL POSITION:
Working capital                                         $     340,117  $     228,730         167,421 $      123,614   $     99,127
Total assets                                                  505,915        341,821         269,641        198,830        132,929
Total debt and capitalization lease obligations                     -              -               -              -              -
Total shareholders' equity                                    390,984        270,763         199,866        141,622        106,161


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

Results of Operations

The following table sets forth for the periods indicated information derived from the Company's statements of income expressed as a percentage of net sales:

--------------------------------------------------------------------------------
                                                 PERCENTAGE OF NET SALES
        FINANCIAL RESULTS                        YEARS ENDED DECEMBER 31,
--------------------------------------------------------------------------------
                                       1999            1998            1997
                                    ---------        --------        --------
Net sales                            100.0 %          100.0 %         100.0 %
Cost of sales                         87.4             87.3            86.6
                                    ---------        --------        --------
Gross profit                          12.6             12.7            13.4
Selling and administrative expenses    6.5              6.7             7.1
                                    ---------        --------        --------
Income from operations                 6.1              6.0             6.3
Interest and other income              0.2              0.3             0.3
                                    ---------        --------        --------
Income before income taxes             6.3              6.3             6.6
Income tax provision                   2.5              2.5             2.6
                                    ---------        --------        --------
Net income                             3.8 %            3.8 %           4.0 %


The following table sets forth for the periods indicated a summary of certain of the Company's operating statistics:

OPERATING STATISTICS                               YEARS ENDED DECEMBER 31,
                                             -----------------------------------
                                                  1999        1998         1997
                                             ---------   ---------    ---------
Number of invoices processed                 2,934,286   2,366,778    1,822,173
Average invoice size                              $918        $780         $756
Commercial customers serviced (1)              285,000     246,000      209,000
% of sales to commercial customers                  93%         88%          81%
Number of account managers, end of period          798         622          399
Annualized inventory turnover                       23          24           21

(1) Commercial customers includes businesses, government and institutional customers.

The following table represents sales by product line as a percentage of net sales for each of the periods indicated. Product lines are based upon internal product code classifications and are not retroactively adjusted for the addition of new categories or changes in individual product categorization.

                                              Analysis of Product Mix
                                              Years Ended December 31,

                                ------------------------------------------------
                                      1999          1998          1997
                                    --------      --------      --------
Notebook & Laptop Computers           21.6 %        19.8 %        25.0 %
Desktop Computers and Servers         14.1          15.7          13.2
                                    --------      --------      --------
Subtotal Computer Products            35.7          35.5          38.2
Software                              12.5          13.4          12.6
Printers                              10.5          12.6          12.1
Data Storage Devices                  10.8          11.0          10.4
Net/Comm Products                      9.2           9.3           8.5
Video                                  7.5           7.8           7.8
Add-On Boards/Memory                   5.6           4.1           4.8
Supplies, Accessories and Other        8.2           6.3           5.6
                                    ---------     ---------     ---------
Total                                100.0 %       100.0 %       100.0 %


Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

     Net sales in 1999 increased 47.8% to a record $2.561 billion compared to $1.733 billion in 1998. The growth in net sales is primarily attributable to a higher concentration of commercial accounts and a higher level of sales per active commercial account. Net sales per active commercial account grew 35.5% in 1999. The Company believes that spending by customers for networking and Internet capabilities, as well as Year 2000 (Y2K) compliance, positively impacted net sales in 1999. Additionally, the expansion of the sales force by 28.5% in 1999 to 798 account managers at December 31, 1999 enabled the Company to expand its customer base and the level of sales per active customer. Notebook computers and desktop computers and servers continue to represent the largest portion of the Company's sales. Notebook dollar volume increased more than 55% from 1998 and desktop computers and servers dollar volume increased more than 42% from 1998.

     The average selling price of desktop CPU's decreased 5.5% and the average selling price of notebook CPU's declined 2.4% from 1998. The Company believes there may be additional decreases in prices for personal computers and related products in 2000. Such decreases require the Company to sell more units in order to maintain or increase the level of sales. Should future manufacturer price reductions or the Company's marketing efforts fail to increase the level of unit sales, the Company's sales growth rate and operating results could be adversely affected. Sales of Compaq, Hewlett Packard, IBM, Microsoft and Toshiba products comprise a substantial portion of the Company's sales. The loss of any of these, or any other key vendors, could have an adverse effect on the Company's results from operations. The above statements concerning future prices, sales and results from operations are forward looking statements that involve certain risks and uncertainties such as those stated above.

     The fastest growing product categories in terms of sales dollars in 1999 were add-on boards and memory at 82.7%, notebook computers at 54.6%, network and communication products at 50.8%, software at 44.4% and data storage devices at 44%. Sales of add-on boards and memory were aided by increases in memory pricing during the year. Demand for certain products offered by the Company, and the growth of certain product categories, are driven by advances in technology and the development of new products and applications by industry manufacturers, and acceptance of these new technologies and products by end-users. Any slowdown in the rate of technological advancement and new product development by industry manufacturers could have a material adverse effect on the Company's future sales growth.

     Gross profit decreased as a percentage of net sales to 12.6% in 1999, compared to 12.7% in 1998. The decrease in gross profit as a percentage of net sales is primarily the result of lower selling margins achieved on certain product lines and lower levels of inventory price protection and rebates from vendors.

     On a forward-looking basis, the gross profit margin achieved in 2000 may be less than the 12.6% achieved in 1999. The statement concerning future gross profit is a forward looking statement that involves certain risks and uncertainties such as the continued participation by vendors in inventory price protection and rebate programs, product mix, market conditions and other factors which could result in a fluctuation of gross margins below recent experience. Although the Company believes it provides a higher level of value and added services, pricing and gross profit could be negatively impacted by the activities of Internet only resellers. Price protection and rebate programs are at the discretion of the manufacturers, who may make changes that limit the amount of price protection or rebates for which the Company is eligible. Such changes could have a negative impact on gross margin in future periods. Additionally, vendor rebate programs are generally dependent on achieving certain goals and objectives. Accordingly, there is no certainty that the established goals and objectives will be attained.

     Selling and administrative expenses, which include net advertising expense, other selling administrative expenses and the executive incentive bonus pool, decreased to 6.5% of net sales in 1999 versus 6.7% in 1998.

     Net advertising expense increased $4.0 million in 1999 while decreasing as a percentage of net sales to 0.6% from 0.7% in 1998. Gross advertising expense increased $13.4 million in 1999 while decreasing as a percentage of net sales to 2.6% versus 3.0% in 1998. The Company decreased catalog circulation and the number of national advertising pages from the prior year, while expanding its spending on branding and electronic commerce activities. Based upon the Company's planned marketing initiatives, future levels of gross advertising expense as a percentage of net sales are likely to be relatively consistent with or higher than the level achieved in 1999. Cooperative advertising reimbursements increased $9.3 million in 1999 and decreased as a percentage of net sales to 1.9% from 2.3% in 1998. Cooperative advertising reimbursements as a percentage of net sales may fluctuate in future periods depending on the level of vendor participation achieved and collection experience. The statements concerning future advertising expense and cooperative advertising reimbursements are forward looking statements that involve certain risks and uncertainties, including the ability to identify and implement cost effective incremental advertising and marketing programs, as well as the continued participation of vendors in the cooperative advertising reimbursement program.

     Other selling and administrative costs decreased to 5.5% of net sales in 1999 from 5.7% in the prior year due primarily to decreases in payroll and related costs as a percentage of net sales. Increases in coworker productivity offset increased payroll and associated costs related to expansion of the sales force. Approximately 76% of the 798 sales account managers at December 31, 1999 had fewer than 24 months experience and 53% had fewer than 12 months, as compared to 76% and 61% at December 31, 1998. The Company plans to increase the number of sales account managers to more than 1,050 by December 31, 2000.

     In October 1999, the Company agreed to lease approximately 72,000 square feet of office space in Chicago, Illinois as an additional sales office (see the discussion of Working Capital and Footnote 7 to the financial statements). Average annual future minimum lease expense for the new sales office is approximately $1.1 million. Additionally, the Company will incur depreciation expense related to approximately $8 million to $10 million in capital expenditures for computer and telecommunication equipment, furniture and improvements related to the facility. As a result of the planned expansion of the sales force and the new sales office, the Company's selling and administrative costs may increase as a percentage of net sales in future periods.

     The by-laws of the Company provide for an executive incentive bonus pool of a maximum of 20% of the increase in year over year income from operations. For 1999 and 1998 the Compensation Committee of the Board of Directors established the bonus pool with a maximum eligible amount of 15% of the year over year increase in income from operations. The executive incentive bonus pool increased to $8.8 million in 1999 from $3.3 million in 1998.

     Interest income, net of other expenses, increased to $4.5 million in 1999 compared to $4.4 million in 1998, primarily due to higher levels of available cash.

     The effective income tax rate, expressed as a percentage of income before income taxes, was 39.6% in 1999 and 1998.

     Net income in 1999 was $98.1 million, a 49.0% increase over $65.8 million in 1998. Diluted earnings per share were $2.22 in 1999 and $1.51 in 1998, an increase of 47.0%. All per share amounts have been adjusted to reflect the two-for-one stock split effected in the form of a stock dividend paid on May 19, 1999.

Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

     Net sales in 1998 increased 35.8% to $1.733 billion compared to $1.277 billion in 1997. The growth in net sales is primarily attributable to a higher concentration of commercial accounts, a higher level of sales per active account and an increase in the number of orders processed. Net sales per active commercial account grew 22.9% in 1998. Desktop computers and servers were the fastest growing product category with unit volume increasing 86% and dollar volume 62%. Notebook computers represented the largest portion of the Company's sales at 20%, with dollar volume increasing more than 7% from 1997.

     The average selling price of desktop CPU's decreased 15.5% and the average selling price of notebook CPU's declined 3.5% from 1997. The fastest growing product categories in terms of sales dollars in 1998 were desktop computers at 62%, network and communication products at 48%, software at 45%, data storage devices at 44%, and printers at 41%.

     Gross profit decreased as a percentage of net sales to 12.7% in 1998, compared to 13.4% in 1997. The decrease in gross profit as a percentage of net sales is primarily the result of lower selling margins achieved on certain product lines, lower levels of inventory price protection from vendors and increased shipping costs. The lower levels of price protection in 1998 were the result of changes by certain manufacturers in the terms and conditions of their inventory price protection programs.

     Selling and administrative expenses, which include net advertising expense, other selling administrative expenses and the executive incentive bonus pool, decreased to 6.7% of net sales in 1998 versus 7.1% in 1997.

     Net advertising expense decreased as a percentage of net sales to 0.7% in 1998 from 1.3% in 1997. Gross advertising expense decreased to 3.0% of net sales in 1998 versus 3.5% in 1997. The Company decreased catalog circulation and the number of national advertising pages versus the prior year, while expanding its spending on branding and electronic commerce activities. The decline in gross advertising spending as a percentage of net sales was consistent with the Company's strategy of shifting resources in 1998 to an aggressive sales force expansion. Cooperative advertising reimbursements as a percentage of net sales were consistent with the level achieved in 1997 at 2.3% of net sales.

     Other selling and administrative costs increased to 5.7% of net sales in 1998 from 5.4% in the prior year due primarily to increases in payroll and related costs. The increase in payroll costs as a percentage of sales is due primarily to investment in the recruiting, training and development of new account managers. As of December 31, 1998, there were 622 account managers, an increase of 56% from 399 account managers as of December 31, 1997. Of the 622 account managers, approximately 73% had fewer than 24 months experience and 58% had fewer than 12 months, as compared to 70% and 42% at the end of 1997.

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

     The effective income tax rate, expressed as a percentage of income before income taxes, was 39.6% in 1998 versus 39.7% in 1997.

     Net income in 1998 was $65.8 million, a 29% increase over $51.0 million in 1997. Diluted earnings per share were $1.51 and $1.17 in 1998 and 1997, respectively, an increase of 29%.

Seasonality

     Although the Company has historically experienced variability in the rates of sales growth, it has not historically experienced seasonality in its business. However, the buying patterns of government customers typically result in seasonally high revenues during the third quarter of the year. If sales to these customers increase, the Company may experience some seasonality.

Liquidity and Capital Resources

Working capital

     The Company has historically financed its operations and capital expenditures primarily through cash flow from operations and public offerings of common stock. At December 31, 1999, the Company had working capital of $340.1 million, including cash, cash equivalents and marketable securities of $83.0 million. At December 31, 1998, the Company had working capital of $228.7 million. The increase of $111.4 million in working capital in 1999 was due primarily to certain components of the Company's cash flows from operations for 1999 offset by capital expenditures for facility expansion and investment in the Company's joint venture discussed below. The Company's current and anticipated uses of its cash, cash equivalents and marketable securities are to fund the growth in working capital and capital expenditures necessary to support future growth in sales.

Market risk

         The Company's investments in marketable securities as of December 31, 1999 and 1998 are all due in one year or less and are concentrated in U.S. Government and Government Agency securities. As such, the risk of significant changes in the value of these securities as a result of a change in market interest rates is minimal.

Cash flows

     Cash provided by operating activities in 1999 was $22.5 million compared to $4.5 million in 1998. The primary working capital factors that have historically affected the Company's cash flows from operations are the levels of accounts receivable, merchandise inventory and accounts payable. Accounts receivable at December 31, 1999 increased $79.0 million from December 31, 1998. The increase in accounts receivable resulted from increased sales volume and an increase in the percentage of net sales generated from open credit terms with commercial customers to 70% from 62% in 1998. Cash provided by operating activities in 1999 was positively impacted by a $17.4 million tax benefit recorded to paid-in-capital, relating to the exercise of options pursuant to the MPK Stock Option Plan and the CDW Incentive Stock Option Plan.

     Cash used in investing activities in 1999 was $9.4 million compared to $17.6 million in 1998. In 1999, the Company incurred approximately $9.2 million of capital expenditures for the purchase of warehouse equipment and information technology investments. The Company also invested approximately $6.5 million in CDW Leasing, L.L.C., a joint venture discussed below. These investments were offset by decreases in the Company's marketable securities portfolio.

     The Company reopened the office portion of the Buffalo Grove facility during the fourth quarter of 1998 as a sales office. Accordingly, the Company records a proportionate share of the rent and other operating costs to selling and administrative expenses. The Company sublet the warehouse and showroom portions of the Buffalo Grove facility to a third party for the period beginning June 15, 1999, and continuing through the end of the lease term on December 31, 2003. However, the third party sublessee filed a Chapter 11 petition for reorganization under the bankruptcy laws in August 1999, and subsequently decided to liquidate the business operating from the sublet space. As a result of the liquidation, the sublessee is not likely to affirm or complete the lease. If the lease is terminated, the Company will reevaluate the future use of the warehouse space and adjust the remaining exit liability as necessary depending on whether the Company pursues a new sublease, uses the space for its operations or leaves the space vacant.

     In October 1999, the Company executed a lease agreement to establish a sales office in Chicago, Illinois. The lease commences for one floor on April 1, 2000 and for the second floor on September 1, 2000. The Company plans to expend between $8 million and $10 million for computer and telecommunication equipment, furniture and improvements related to the facility. The computer equipment will support the operations of the new office and also replicate and serve as a back up of the main computer system located at the Company's headquarters.

     The Company plans to construct a new warehouse at its Vernon Hills, Illinois campus by the end of 2000. The new warehouse will provide approximately 250,000 square feet of additional capacity and is estimated to cost between $6 million and $7 million for construction and equipment. Upon completion, the Company's total warehouse capacity will be approximately 450,000 square feet.

     The Company also received approximately $2.4 million as proceeds from the exercise of stock options under the CDW Incentive Stock Option Plan in 1999.

Leasing Joint Venture

     In April 1999, CDW Capital Corporation, a wholly-owned subsidiary of CDW, and First Portland Corporation ("FIRSTCORP") formed CDW Leasing, L.L.C. ("CDW-L"), a 50/50 joint venture. CDW-L provides captive leasing services to CDW customers. Under the terms of an operating agreement, FIRSTCORP provides leasing management services to CDW-L, with net earnings of the venture allocated 50% to CDW and 50% to FIRSTCORP. CDW Capital Corporation and FIRSTCORP each contributed $100,000 to the capital of CDW-L, maintain equal operating authority over CDW-L and have an equal number of seats on the Board of Managers of the joint venture. CDW Capital Corporation has committed to loan up to $10 million to CDW-L on a secured basis to fund new leases initiated by CDW-L. The terms of the loan provide for monthly interest payments to the Company based on the 90 day LIBOR rate plus 2.2%. The investment in and loan to CDW-L at December 31, 1999 was $6.5 million.

Year 2000 Readiness Disclosure

     All of the Company's hardware and software systems successfully transitioned to the year 2000. The Company has not experienced any significant problems as a result of the Year 2000 Issue ('Y2K') with its own systems or those of its vendors. However, the potential still exists for a non-compliant system, either within the Company or at a vendor, to malfunction due to Y2K and cause a disruption to the Company's business. Due to the uncertain nature of the Y2K issue, the Company can not determine at this time whether the consequences of Y2K failures will have a material impact on the Company's results of operations and financial condition. The Company believes that, with the successful transition to the year 2000, the possibility of significant interruptions of normal operations should be minimal.

     The Company originally estimated that total costs for its Y2K project, through December 31, 1999, would range between $750,000 and $1 million. Actual costs incurred were lower than originally estimated. Over the life of the project the Company incurred and recorded as operating expenses approximately $443,000, of which approximately $203,000 was incurred during 1999. The Company's expenditures consisted primarily of internal payroll costs related to the assessment and correction of internal systems and assessment and communication with vendors. The Company does not anticipate incurring further costs related to the project.

     Certain statements included in Management's Discussion and Analysis of Financial Condition and Results of Operations concerning the Company's sales growth, gross profit as a percentage of sales, advertising expense, cooperative advertising reimbursements and Y2K readiness are forward-looking statements that involve certain risks and uncertainties, as specified herein.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

     See discussion of market risk in Item 7 under the heading Liquidity and Capital Resources.

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

PART III

Item 10. Directors and Executive Officers of the Registrant.

     The information required hereunder is incorporated by reference herein from the Registrant's Definitive Proxy Statement for the Annual Meetings of Shareholders to be held on May 24, 2000, to be filed pursuant to Regulation 14A not later than April 30, 2000 (the 'Definitive Proxy Statement').

Item 11. Executive Compensation.

     The information required hereunder is incorporated by reference herein from the Definitive Proxy Statement. Information in the Definitive Proxy Statement under the headings 'Report of the Compensation and Stock Option Committee' and 'Shareholder Return Performance Presentation' is specifically note incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

     The information required hereunder is incorporated by reference herein from the Definitive Proxy Statement.

Item 13. Certain Relationships and Related Transactions.

     The information required hereunder is incorporated by reference herein from the Definitive Proxy Statement.


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

              3. Exhibits required by Securities and Exchange Commission Regulation S-K, Item 601:


              Exhibit No.               Description of Document

              -----------               -----------------------
              3 (c)            Articles of Incorporation of CDW Computer Centers, Inc. (an Illinois Corporation) (iii)
              3 (d)            Bylaws of CDW Computer Centers, Inc. (an Illinois Corporation) (iii)
              10 (a)           CDW Computer Centers, Inc. Employees' Defined ContributionRetirement Plan and Trust (i) (xi)
              10 (b)           CDW Incentive Stock Option Plan (i) (xi)
              10 (c)           MPK Stock Option Plan and Agreement (i) (xi)
              10 (d)           MPK Restricted Stock Plan and Agreement (i) (xi)
              10 (e)           Employment and Non-Competition Agreement dated as of March 15, 1993 between the Company and Michael
                               P. Krasny (i) (xi)
              10 (f)           Employment and Non-Competition Agreement dated as of March 15, 1993 between the Company and Greg  C.
                               Zeman (i) (xi)



              10 (g)           Employment and Non-Competition Agreement dated as of March 15, 1993 between the Company and Daniel B.
                               Kass (i) (xi)
              10 (n)           Tax Indemnification Agreement dated as of May 25, 1993 between the Company and Michael P. Krasny (i)
              10 (p)           Lease Agreement dated February 22, 1993 between the Company, as lessee, and Chevy Chase Business Park
                               Limited Partnership, as lessor, relating to the premises located in Buffalo Grove, Illinois (i)
              10 (t)           CDW Director Stock Option Plan (i)
              10 (y)           First Lease Amendment dated as of May 13, 1993 to Lease Agreement dated February 22, 1993 between the
                               Company, as lessee, and Chevy Chase Business Park Limited Partnership, as lessor, relating to the
                               Illinois (i)
              10 (ee)          Lease Agreement dated January 25, 1995 between the Company, as lessee, and IJM Management Limited
                               Partnership, as agent for the owner, as lessor, relating to the premises located in Chicago, Illinois
                               (ii)
              10 (ii)          Non-statutory Stock Option Agreement dated September 5, 1996 between the Company and Harry J.
                               Harczak, Jr. (iii) (xi)
              10 (jj)          Non-statutory Stock Option Agreement dated September 5, 1996 between the Company and James R. Shanks
                               (iii) (xi)
              10 (kk)          Form of Indemnification and Hold Harmless Agreement between the Company and the Selling Shareholder
                               (iv)
              10 (ll)          CDW 1996 Incentive Stock Option Plan (iv) (xi)
              10 (pp)          CDW 1997 Officer and Manager Bonus Plan (v) (xi)
              10 (rr)          Revolving  Note between the Company and The Northern  Trust  Company  dated June 30, 1998 (vi)
              10 (ss)          First Amendment to CDW Incentive Stock Option Plan (vii) (xi)
              10 (tt)          First Amendment to CDW 1996 Incentive Stock Option Plan (vii) (xi)
              10 (uu)          CDW 1998 Officer and Manager Bonus Plan (viii) (xi)
              10 (vv)          Operating Agreement of CDW Leasing, L.L.C. (viii)
              10 (ww)          Loan and Security Agreement Between CDW Capital Corp. and CDW Leasing, L.L.C. (viii)
              10 (xx)          First Amendment to 1996, 1997 and 1998 Officer and Manager Bonus Plans (viii) (xi)
              10 (yy)          Revolving Note between the Company and LaSalle National Bank dated June 28, 1999 (ix)
              10 (zz)          Lease  Agreement  dated  October  11,  1999  between  the  Company  as Lessee  and Solano  Associates as Lessor  relating to the office space  located at 120 S.  Riverside  Plaza, Chicago, Illinois (x)
              10 (aaa)         CDW Officer and Manager Plan dated April 21, 1998 (xii)

              21               Subsidiaries of the Registrant (i)
              23               Consent of Independent Accountants
              27               Financial Data Schedule

     Footnotes

                      (i) Incorporated by reference from the exhibits filed with the Company's registration statement (33-59802) on Form S-1 filed under the Securities Act of 1933 filed on May 11, 1993, and the Company's registration statement (333-60025) on Form S-3 filed under the Securities Act of 1933 on July 28, 1998

                      (ii) Incorporated by reference from the exhibits filed with the Company's quarterly report (0-21796) on Form 10-Q for the quarter ended June 30, 1995.

                      (iii) Incorporated by reference from the exhibits filed with the Company's quarterly report (0-21796) on Form 10-Q for the quarter ended September 30, 1997.(iii)

                      (iv) Incorporated by reference from the exhibits filed with the Company's registration statement (333-20935) on Form S-3 filed under the Securities Act of 1993 on January 31, 1997.

                      (v) Incorporated by reference from the exhibits filed with the Company's annual report (0-21796) on Form 10-K for the year ended December 31, 1997.

                      (vi) Incorporated by reference from the exhibits filed with the Company's Quarterly report (0-21796) on Form 10-Q for the quarter ended June 30, 1998.

                      (vii) Incorporated by reference from the exhibits filed with the Company's annual report (0-21796) on Form 10-K for the year ended December 31, 1998.

                      (viii) Incorporated by reference from the exhibits filed with the Company's Quarterly report (0-21796) on Form 10-Q for the quarter ended March 31, 1999.

                      (ix) Incorporated by reference from the exhibits filed with the Company's Quarterly report (0-21796) on Form 10-Q for the quarter ended June 30, 1999.

                      (x) Incorporated by reference from the exhibits filed with the Company's Quarterly report (0-21796) on Form 10-Q for the quarter ended September 30, 1999.

                      (xi)     Management  contract  or  compensatory  plan   or
                               arrangement.

                      (xii) Incorporated by reference from the exhibits filed with the Company's Notice of Annual Meeting of Shareholders and Proxy Statement dated May 18, 1999.

     (b) The Company did not file any reports on Form 8-K during the last quarter of the year ended December 31, 1999.

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

                           CDW COMPUTER CENTERS, INC.

     Date : March 7, 2000

                                             By :  /s/ Michael P. Krasny
                                                   -----------------------------
                                                   Michael P.  Krasny,  Chairman
                                                   of the Board, Chief Executive
                                                   Officer and Secretary

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


     Signature                          Title                              Date

     /s/ Michael P. Krasny              Chairman of the Board, Chief       March 7, 2000
     --------------------------
     Michael P. Krasny                  Executive Officer and Secretary

     /s/ Gregory C. Zeman               President and Director             March 7, 2000
     --------------------------
     Gregory C. Zeman

     /s/ Daniel B. Kass                 Executive Vice President-Sales     March 7, 2000
     --------------------------         and Director
     Daniel B. Kass

     /s/ Harry J. Harczak, Jr.          Chief Financial Officer            March 7, 2000
     --------------------------         and Treasurer
     Harry  J. Harczak, Jr.

     /s/ Sandra M. Rouhselang           Controller and                     March 7, 2000
     --------------------------         Chief Accounting Officer
     Sandra M. Rouhselang

     /s/ Michelle L. Collins            Director                           March 7, 2000
     --------------------------
     Michelle L. Collins

     /s/ Casey Cowell                   Director                           March 7, 2000
     --------------------------
     Casey Cowell

     /s/ Dr. Donald Jacobs              Director                           March 7, 2000
     --------------------------
     Dr. Donald Jacobs

     /s/ Joseph Levy, Jr.               Director                           March 7, 2000
     --------------------------
     Joseph Levy, Jr.

     /s/ Brian Williams                 Director                           March 7, 2000
     --------------------------
     Brian Williams




                               ITEMS 8 AND 14(A)
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                                     Page(s)
                                                                                                     -------
Report of Independent Accountants                                                                      F-1

Consolidated Balance Sheets as of December 31, 1999 and 1998                                           F-2

Consolidated Statements of Income for the years ended December 31, 1999, 1998 and 1997                 F-3

Consolidated Statement of Shareholders' Equity for the years ended December 31, 1999, 1998 and 1997    F-4

Consolidated Statements of Cash Flows for the years ended December 31, 1999, 1998 and 1997             F-5

Notes to Consolidated Financial Statements                                                             F-6




                                      F(i)

REPORT OF INDEPENDENT ACCOUNTANTS


The Board of Directors
CDW Computer Centers, Inc.
Vernon Hills, Illinois

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, shareholders' equity and cash flows present fairly, in all material respects, the financial position of CDW Computer Centers, Inc. and Subsidiaries (the 'Company') as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted within the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

                                           PricewaterhouseCoopers LLP

Chicago, Illinois
January  20, 2000

                 CDW COMPUTER CENTERS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET

                                 (in thousands)



                                                                          December 31,
                                                                          ------------
                                                                  1999                    1998
                                                              -------------            -------------
ASSETS

Current assets :
      Cash and cash equivalents                                $   19,747               $    4,230
      Marketable securities                                        63,228                   66,458
      Accounts receivable, net of allowance for doubtful
        accounts of $4,300 and $3,185, respectively               230,190                  152,308
      Miscellaneous receivables                                     7,589                    5,896
      Merchandise inventory                                       126,217                   64,392
      Prepaid expenses and other assets                             1,375                    1,423
      Deferred income taxes                                         6,702                    5,081
                                                                 ---------                ---------

         Total current assets                                     455,048                  299,788

Property and equipment, net                                        39,429                   37,056
Investments in and advances to subsidiary                           6,499                        -
Deferred income taxes and other assets                              4,939                    4,977
                                                                 ---------                ---------

         TOTAL ASSETS                                          $  505,915               $  341,821
                                                                ==========               ==========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities :
      Accounts payable                                         $   65,657               $   41,358
      Accrued expenses :
         Payroll, commissions and management
          incentive compensation                                   27,339                   16,279
         Income taxes                                              11,960                    5,146
         Exit costs                                                 2,219                    2,715
         Other                                                      7,756                    5,560
                                                                 ---------                ---------

         Total current liabilities                                114,931                   71,058
                                                                 ---------                ---------

Commitments and contingencies

Shareholders' equity :

      Preferred shares, $1.00 par value; 5,000 shares
         authorized; none issued                                        -                        -
      Common shares, $ .01 par value; 75,000 shares
         authorized; 43,339 and 43,142 shares
         issued, respectively                                         433                      431
      Paid-in capital                                             102,771                   81,137
      Retained earnings                                           290,344                  192,259
      Unearned compensation                                          (475)                    (975)
                                                                 ---------                ---------
                                                                  393,073                  272,852

      Less cost of common shares in treasury, 100 shares           (2,089)                  (2,089)

         Total shareholders' equity                               390,984                  270,763
                                                                 ---------                ---------


          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY           $  505,915               $  341,821
                                                                ==========               ==========

     The accompanying notes are an integral part of the consolidated financial statements.

                   CDW COMPUTER CENTERS, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                      (in thousands, except per share data)


                                                            Years Ended December 31,
                                                  ---------------------------------------------
                                                     1999             1998             1997
                                                  ---------------------------------------------


 Net sales                                        $ 2,561,239       $1,733,489      $ 1,276,929
 Cost of sales                                      2,237,700        1,513,314        1,106,124
                                                  -----------      -----------      -----------

 Gross profit                                         323,539          220,175          170,805

 Selling and administrative expenses                  165,627          115,537           90,315
                                                   -----------      -----------      -----------

 Income from operations                               157,912          104,638           80,490

 Interest income                                        4,931            4,708            4,259
 Other expense, net                                      (450)            (335)            (241)
                                                  -----------      -----------      -----------

 Income before income taxes                           162,393          109,011           84,508

 Income tax provision                                  64,308           43,170           33,507
                                                  -----------      -----------      -----------

 Net income                                       $    98,085      $    65,841      $    51,001
                                                  ===========      ===========      ===========

 Earnings per share

    Basic                                         $      2.27      $      1.53      $      1.18
                                                  ===========      ===========      ===========
    Diluted                                       $      2.22      $      1.51      $      1.17
                                                  ===========      ===========      ===========

 Weighted average number of
 common shares outstanding
    Basic                                              43,135           43,062           43,050
                                                  ===========      ===========      ===========
    Diluted                                            44,152           43,504           43,408
                                                  ===========      ===========      ===========

     The accompanying notes are an integral part of the consolidated financial statements.

                   CDW COMPUTER CENTERS, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                 (in thousands)


                                                                                                                           Total

                                              Common Stock     Paid in    Retained      Unearned    Treasury Shares    Shareholders'
                                             Shares  Amount    Capital    Earnings    Compensation  Shares   Amount        Equity
                                             --------------------------------------------------------------------------------------

BALANCE AT DECEMBER 31, 1996                 43,050  $  430   $  67,738   $  75,417    $  (1,963)        -  $     -     $  141,622

MPK Restricted Stock Plan forfeitures                               (35)                      35                                 -

Amortization of unearned compensation                                                        481                               481

Compensatory stock option grants, net of
     forfeitures                                                    699                                                        699

Tax Benefit from restricted stock and
     stock option transactions                                    5,835                                                      5,835

Capital contribution for legal costs assumed
     by majority shareholder, net of tax                            228                                                        228

Net income                                                                   51,001                                         51,001
                                             --------------------------------------------------------------------------------------

BALANCE AT DECEMBER 31, 1997                 43,050     430      74,465     126,418       (1,447)        -        -        199,866

MPK Restricted Stock Plan forfeitures                                (1)                                                        (1)

Amortization of unearned compensation                                                        472                               472

Compensatory stock option grants                                    986                                                        986

Exercise of Stock Options                        92       1       1,140                                                      1,141

Tax benefit from stock option transactions                        3,741                                                      3,741

Capital contribution for litigation
     settlement by majority shareholder                           4,365                                                      4,365

Additional redemption price pursuant to
     litigation settlement                                       (4,365)                                                    (4,365)

Capital contibution for legal costs assumed
     by majority shareholder, net of tax                            806                                                        806

Purchase of treasury shares                                                                            100   (2,089)        (2,089)

Net income                                                                   65,841                                         65,841
                                             --------------------------------------------------------------------------------------

BALANCE AT DECEMBER 31, 1998                 43,142     431      81,137     192,259         (975)      100   (2,089)       270,763

MPK Restricted Stock Plan forfeitures                              (101)                     101                                 -

Amortization of unearned compensation                                                        399                               399

Compensatory stock option grants                                  1,880                                                      1,880

Exercise of stock options                       197       2       2,417                                                      2,419

Tax benefit from stock option transactions                       17,438                                                     17,438

Net income                                                                   98,085                                         98,085
                                             --------------------------------------------------------------------------------------

BALANCE AT DECEMBER 31, 1999                 43,339  $  433   $ 102,771   $ 290,344    $    (475)      100  $(2,089)    $  390,984
                                             ======================================================================================




    The accompanying notes are an integral part of the consolidated financial statements.

                   CDW COMPUTER CENTERS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in thousands)


                                                                                      Years Ended December 31,
                                                                               --------------------------------------
                                                                                 1999           1998           1997
                                                                               --------       --------       --------
Cash flows from operating activities:

Net income                                                                     $ 98,085       $ 65,841       $ 51,001

Adjustments   to  reconcile  net  income  to  net  cash  provided  by  operating activities:

        Depreciation                                                              6,788          4,758          2,672
        Accretion of marketable securities                                       (3,017)        (2,797)        (2,014)
        Stock-based compensation expense                                          2,279          1,458          1,180
        Allowance for doubtful accounts                                           1,115          1,235            850
        Legal fees assumed by majority shareholder, net of tax                        -            806            228
        Deferred income taxes                                                    (1,573)          (720)        (1,351)
        Tax benefit from stock option exercises                                  17,438          3,741          5,835

        Changes in assets and liabilities:
            Accounts receivable                                                 (78,997)       (66,019)       (30,978)
            Miscellaneous receivables                                            (1,693)        (1,936)           (29)
            Merchandise inventory                                               (61,825)        (2,451)       (20,479)
            Prepaid expenses and other assets                                        38           (675)            58
            Accounts payable                                                     24,299         (3,093)         7,809
            Accrued compensation                                                 11,060          3,283          2,246
            Accrued income taxes and other expenses                               9,010          1,769          3,108
            Accrued exit costs                                                     (496)          (676)          (596)
                                                                               --------       --------       --------

        Net cash provided by operating activities                                22,511          4,524         19,540
                                                                               --------       --------       --------

Cash flows from investing activities:

        Purchases of available-for-sale securities                              (81,567)       (26,810)       (13,825)
        Redemptions of available-for-sale securities                             53,792         32,250          9,575
        Purchases of held-to-maturity securities                                (50,020)       (88,122)       (87,330)
        Redemptions of held-to-maturity securities                               84,042         80,213         90,892
        Investment in and advances to subsidiary                                 (6,499)             -              -
        Purchase of property and equipment                                       (9,161)       (15,110)       (17,081)
                                                                               --------       --------       --------

        Net cash used in investing activities                                    (9,413)       (17,579)       (17,769)
                                                                               --------       --------       --------

Cash flows from financing activities:

        Proceeds of treasury shares                                                   -         (2,089)             -
        Proceeds from exercise of stock options                                   2,419          1,141              -
                                                                               --------       --------       --------

        Net cash provided by (used in) investing activities                       2,419           (948)             -
                                                                               --------       --------       --------

Net increse (decrease) increase in cash                                          15,517        (14,003)         1,771

Cash and cash equivalents - beginning of year                                     4,230         18,233         16,462
                                                                               --------       --------       --------

Cash and cash equivalents - end of year                                        $ 19,747          4,230       $ 18,233
                                                                               ========       ========       ========

Supplementary disclosure of cash flow information:

        Taxes paid                                                             $ 41,491       $ 40,400       $ 26,197


     The accompanying notes are an integral part of the consolidated financial statements.

CDW COMPUTER CENTERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       Description of Business

         CDW Computer Centers, Inc. and its subsidiaries (collectively the 'Company') are engaged in the sale of brand name personal computers and related products primarily through direct marketing to end users within the United States. The Company's primary business is conducted from a combined sales office, corporate office, warehouse and showroom facility located in Vernon Hills, Illinois and through www.cdw.com(TM), its Internet site. The Company also operates a sales office in Buffalo Grove, Illinois, a retail showroom in Chicago, Illinois and a government sales office in Chantilly, Virginia.

         The Company extends credit to business, government and institutional customers under certain circumstances based upon the financial strength of the customer. Such customers are typically granted net 30 day credit terms. The balance of the Company's sales are made primarily through third party credit cards and for cash-on-delivery.

2.       Summary of Significant Accounting Policies

         Principles of Consolidation

         The accompanying consolidated financial statements include the accounts of CDW Computer Centers, Inc, and its wholly owned subsidiaries, CDW Government, Inc. (CDW-G), Northbrook Ad Agency, Inc. (NAA) and CDW Capital Corporation. CDW-G sells personal computers and related products and focuses exclusively on serving government and educational accounts. NAA provides advertising services, primarily consisting of media placements, solely to the Company. CDW Capital Corporation owns a 50% interest in CDW Leasing, L.L.C. (Note 12 ). The investment in CDW Leasing, L.L.C. is accounted for by the equity method. All intercompany transactions and accounts are eliminated in consolidation.

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

         Earnings Per Share

         The Company calculates earnings per share in accordance with Statement of Financial Accounting Standards No. 128, 'Earnings Per Share' (SFAS
         128). Accordingly, the Company has disclosed earnings per share calculated using both the basic and diluted methods for all periods presented. A reconciliation of basic and diluted per-share computations is included in Note 10.

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

         Marketable Securities

         The Company classifies securities with a stated maturity, which it has the intent to hold to maturity, as 'held-to-maturity', and records such securities at amortized cost. Securities which do not have stated maturities or for which the Company does not have the intent to hold to maturity are classified as 'available-for-sale' and recorded at fair value, with unrealized holding gains or losses, if material, recorded as a separate component of Shareholders' Equity. The Company does not invest in trading securities. All securities are accounted for on a specific identification basis.

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

         Revenue Recognition

         The Company records revenues from sales transactions when title to products sold passes to the customer. The Company's shipping terms dictate that the passage of title occurs upon receipt of products by the customer.

         Advertising

         Advertising costs are charged to expense in the period incurred. Cooperative reimbursements from vendors, which are earned and available, are recorded in the period the related advertising expenditure is incurred. Advertising expense, included in selling and administrative expenses net of cooperative reimbursements earned, was approximately $16,400,000, $12,400,000 and $16,200,000 for the years ended December 31, 1999, 1998 and 1997, respectively.


         Stock-Based Compensation

         In accordance with Statement of Financial Accounting Standards No. 123, 'Accounting for Stock Based Compensation' (SFAS 123), the Company accounts for its stock-based compensation programs according to the provisions of Accounting Principles Board Opinion No. 25, 'Accounting for Stock

         Issued to Employees.' Accordingly, compensation expense is recognized to the extent of employee or director services rendered based on the intrinsic value of compensatory options or shares granted under the plans. See Note 9 for disclosure of the Company's stock-based compensation plans in accordance with SFAS 123.

         Fair Value of Financial Instruments

         The Company estimates that the fair market value of all of its financial instruments at December 31, 1999 and 1998 are not materially different from the aggregate carrying value due to the short term nature of these instruments.

         Treasury Shares

         During 1998, the Company's Board of Directors authorized the repurchase of up to 1 million shares of its common stock in open market transactions. The Company repurchased a total of 100,000 shares during the third quarter of 1998 for approximately $2.1 million. The Company intends to hold the shares in treasury for general corporate purposes, including issuances under various employee stock option plans. The Company accounts for the treasury shares using the cost method.

3.       Marketable Securities

             The amortized cost and estimated fair values of the Company's investments in marketable securities at December 31, 1999 and 1998 (in thousands) were:

                                                                                      Gross
                                                                                    Unrealized
                                                               Estimated             Holding             Amortized
           Security Type                                      Fair Value      Gains         Losses         Cost
           -------------                                      -----------     ------        ------         ----
           December 31, 1999
           Available-for-sale:
               U.S. Government and Government Agency
               securities                                       $  30,757      $   -        $ (20)       $  30,777
                                                              -------------------------------------------------------

           Held-to-maturity:
               U.S. Government and Government Agency
               securities                                          32,458          7             -          32,451
                                                              -------------------------------------------------------
           Total marketable securities:                         $  63,215      $   7        $ (20)       $  63,228
                                                              =======================================================

            December 31, 1998 Available-for-sale:

               U.S. Government and Government Agency            $   2,004      $   4        $    -       $   2,000
               securities
                                                              -------------------------------------------------------

           Held-to-maturity:
               Bonds of states, municipalities, and
               political subdivisions                                 512          2             -             510
               U.S. Government and Government Agency
               securities                                          63,963         45          (30)          63,948
                                                              -------------------------------------------------------
               Total held-to-maturity                              64,475         47          (30)          64,458
                                                              -------------------------------------------------------
           Total marketable securities:                         $  66,479      $  51       $  (30)       $  66,458
                                                              =======================================================


         The Company's investments in securities held-to-maturity at December 31, 1999 and 1998 were all due in one year or less by contractual maturity. Estimated fair values of marketable securities are based on quoted market prices.

4.       Property and  Equipment

         Property and equipment consists of the following (in thousands):

                                                                         December 31,
                                                                   1999                1998
                                                                   ----                ----
              Land                                               $ 10,367            $ 10,367
              Machinery and equipment                              15,117              11,001
              Building and leasehold improvements                  13,455              12,885
              Computer and data processing equipment               10,168               7,502
              Furniture and fixtures                                2,193               1,882
              Computer software                                     2,482               1,341
              Construction in progress                              1,057                 728
                                                             ----------------    ----------------
                                                                   54,839              45,706
              Less accumulated depreciation                        15,410               8,650
                                                             -----------------   -----------------
              Net property and equipment                         $ 39,429            $ 37,056
                                                             =================   =================


         The Company owns approximately 45 acres of land, of which approximately 17 acres are vacant and available for future expansion.

         The Company plans to construct a second warehouse on approximately 6 to 8 acres of its Vernon Hills, Illinois campus by the end of 2000. The new warehouse will provide approximately 250,000 square feet of additional capacity and is estimated to cost between $12 million and $13 million for construction and equipment. Upon completion, the Company's total warehouse capacity will be approximately 450,000 square feet.

5.       Financing Arrangements

         The Company has an aggregate $50 million available pursuant to two $25 million unsecured lines of credit with two financial institutions. One line of credit expires in June 2000, at which time the Company intends to renew the line, and the other does not have a fixed expiration date. Borrowings under the first credit facility bear interest at the prime rate less 2 1/2%, LIBOR plus 1/2% or the federal funds rate plus 1/2%, as determined by the Company. Borrowings under the second credit facility bear interest at the prime rate less 2 1/2%, LIBOR plus .45% or the federal funds rate plus .45%, as determined by the Company. At December 31, 1999, there were no borrowings under either of the credit facilities.

6.       Trade Financing Agreements

         The Company has entered into security agreements with certain financial institutions ('Flooring Companies') in order to facilitate the purchase of inventory from various suppliers under certain terms and conditions. The agreements allow for a maximum credit line of $64.0 million collateralized by inventory purchases financed by the Flooring Companies. At December 31, 1999 and 1998, the Company owed the Flooring Companies approximately $13.8 million and $6.7 million, respectively, which is included in trade accounts payable.

7.       Operating Leases and Exit Costs

         In October 1999, the Company executed an operating lease agreement for two floors of office space totaling approximately 72,000 square feet in Chicago, Illinois. The Company plans to establish a sales office in the facility with the lease commencing for one floor on April 1, 2000, and for the second floor on September 1, 2000. The lease provides a ten year term, with certain expansion and renewal options.

         The Company is obligated under a lease agreement through December 31, 2003 for its Buffalo Grove office and warehouse facility. Future minimum rentals under the lease are $802,000 in 2000 and 2001 and $842,000 in 2002 and 2003. The Company is also obligated under a lease agreement for its Chicago showroom which expires on June 30, 2001. In addition to the Chicago showroom rental costs, the Company is subject to a proportionate share of any increase in real estate taxes and operating costs over a certain amount per square foot.

         For the years ended December 31, 1999, 1998 and 1997, rent expense was $432,000, $230,000 and $540,000, respectively. Additionally, $573,000 and $689,000 of rental payments were charged to the exit liability in 1999 and 1998, respectively. Minimum future rentals are as follows (in thousands):

           Years Ended December 31,                              Amount
           ------------------------                              ------
           2000                                                 $  1,510
           2001                                                    1,928
           2002                                                    1,928
           2003                                                    1,961
           2004                                                    1,152
                                                            -----------------
           Thereafter                                              7,208
                                                            -----------------
                                                               $  15,687
                                                            =================

         The Company recorded a $4.0 million pre-tax non-recurring charge to operating results for exit costs relating to the Buffalo Grove facility in the first quarter of 1996. The exit costs consist primarily of the estimated cost to the Company of subleasing the vacated facility, including holding costs, the estimated costs of restoring the building to its original condition and certain asset write-offs resulting from the relocation. During 1999, 1998 and 1997, the Company charged approximately $496,000, $676,000 and $596,000 against the exit accrual, respectively. These amounts include cash payments for rent, real estate taxes and restoration, net of sublease payments.

         The Company reopened the office portion of the Buffalo Grove facility during the fourth quarter of 1998 as a sales office. Accordingly, the Company records a proportionate share of the rent and other operating costs to selling and administrative expenses. The Company sublet the warehouse and showroom portions of the Buffalo Grove facility to a third party for the period beginning June 15, 1999, and continuing through the end of the lease term on December 31, 2003. However, the third party sublessee filed a Chapter 11 petition for reorganization under the bankruptcy laws in August 1999, and subsequently decided to liquidate the business operating from the sublet space. As a result of the liquidation, the sublessee is not likely to affirm or complete the lease. If the lease is terminated, the Company will reevaluate the future use of the warehouse space and adjust the remaining exit liability as necessary depending on whether the Company pursues a new sublease, uses the space for its operations or leaves the space vacant.

8.       Income Taxes

         Components of the provision (benefit) for income taxes for the years ended December 31, 1999, 1998 and 1997 consist of (in thousands):


                                             1999            1998           1997
                                        --------------  --------------  ---------------
     Current:
        Federal                            $  54,135      $  35,968      $  28,630
        State                                 11,746          7,922          6,228
                                        --------------  --------------  ---------------
                                              65,881         43,890         34,858
     Deferred                                 (1,573)          (720)        (1,351)
                                        --------------  --------------  ---------------
     Provision for income taxes            $  64,308      $  43,170      $  33,507
                                        ==============  ==============  ===============



         The current income tax liabilities for 1999, 1998 and 1997 were reduced by $17.4 million, $3.7 million and $5.8 million, respectively, for tax benefits recorded directly to paid-in capital relating to the exercise and vesting of shares pursuant to the CDW Stock Option Plan, the MPK Stock Option Plan and the MPK Restricted Stock Plan.

         The reconciliation between the statutory tax rate expressed as a percentage of income before income taxes and the actual effective tax rate for 1999, 1998 and 1997 is as follows:

                                              1999       1998        1997
                                            --------   --------    --------
Statutory federal income tax rate             35.0 %     35.0 %      35.0 %
State taxes, net of federal benefit            4.6        4.6         4.6
Other                                          0.0        0.0         0.1
                                            --------   --------    --------
                                              39.6 %     39.6 %      39.7 %
                                            ========   ========    ========


         The tax effect of temporary differences that give rise to the net deferred income tax asset at December 31, 1999 and 1998 are presented below (in thousands):

                                                    1999              1998
                                                    ----              ----
 Current:
   Accounts receivable                            $ 2,233           $ 1,827
   Payroll and benefits                             3,805             2,719
   Merchandise inventory                              462               333
   Accrued expenses                                   202               202
                                                  --------          --------
                                                    6,702             5,081
                                                  --------          --------
Non-current:

   Employee stock plans                             4,742             4,238
   Exit charge                                        865             1,059
   Property and equipment                            (752)             (562)
   Other                                              (47)              121
                                                  --------          --------
                                                    4,808             4,856
                                                  --------          --------
Net deferred tax asset                            $11,510           $ 9,937
                                                  ========          ========

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

9.       Stock-Based Compensation

         CDW Stock Option Plans

         The Company has established certain stock-based compensation plans for the benefit of its directors and coworkers. Pursuant to these plans the Company has reserved a total of 2,281,240 common shares for stock option grants. The plans generally include vesting requirements from 3 to 10 years and option lives of 20 years. Options may be granted at exercise prices ranging from $0.01 to the market price of the common stock at the date of grant.

         Option activity for the years ended December 31, 1997, 1998 and 1999 was as follows:


                                                                       Weighted-Average         Options
                                                       Shares           Exercise Price        Exercisable
                                                  ----------------     ----------------    ----------------
             Balance at January 1, 1997                 2,108,688              $ 21.17                   -

             Options granted                            1,719,518                26.17
             Options exercised                                  -                    -
             Options forfeited                           (164,368)               23.76
                                                  ----------------     ----------------    ----------------
             Balance at December 31, 1997               3,663,838                23.40              89,474
                                                  ----------------     ----------------    ----------------
             Options granted                            1,428,230                46.38
             Options exercised                            (91,744)               12.43
             Options forfeited                           (230,070)               25.25
                                                   ----------------    ----------------    ----------------
             Balance at December 31, 1998               4,770,254                30.40             226,090
                                                   ----------------    ----------------    ----------------

             Options granted                            1,849,365                62.21
             Options exercised                           (197,202)               12.26
             Options forfeited                           (324,530)               34.42
                                                   ----------------    ----------------    -----------------

             Balance at December 31, 1999               6,098,401              $ 40.42             409,955
                                                   ================    ================    =================


         For  the  years  ended   December   31,  1999,   1998  and  1997,   the
         weighted-average fair value of options granted was as follows:


                                                                           1999          1998         1997
                                                                           ----          ----         ----
             Exercise price equals market price                           $45.76        $32.78       $18.09
             Exercise price is less than market price                     $78.62        $47.97       $26.06


         The following table summarizes the status of outstanding stock options as of December 31, 1999:


                                         Options Outstanding                     Options Exercisable
                           -------------------------------------------------  ---------------------------
                                          Weighted-Average

                            Number of        Remaining         Weighted-      Number of     Weighted-
             Range of        Options      Contractual Life      Average        Options       Average
          Exercise Prices  Outstanding       (in years)      Exercise Price  Exercisable  Exercise Price
          ---------------- ------------- ------------------- --------------- ------------ ---------------

               $0.005             68,064                18.0      $      .01            -    $          -

                $0.01             23,911                20.0             .01            -               -

           $4.67 - $6.50          16,200                15.0            5.92            -               -

           $11.38 - $13.50       536,522                15.7           12.84      307,824           12.34

           $20.00 - $24.47     2,387,662                17.4           27.34      102,131           29.66

           $32.41 - $47.97     1,240,574                19.0           47.72            -               -

           $48.63 - $49.78       986,480                19.8           49.77            -               -

               $78.625           838,988                20.2           78.63            -               -
          ---------------- ------------- ------------------- --------------- ------------ ---------------
          $0.005 - $78.625     6,098,401                18.3      $    40.42      409,955     $     16.66
          ================ ============= =================== =============== ============ ===============


         Had the Company elected to apply the provisions of Statement of Financial Accounting Standards No. 123, 'Accounting for Stock Based Compensation' (SFAS 123) regarding recognition of compensation expense to the extent of the calculated fair value of stock options, reported net income and earnings per share would have been reduced as follows:


                                                            (in 000's, except per share amounts)
                                                              1999            1998            1997
                                                        ----------      ----------      ----------
      Net income, as reported                            $  98,085       $  65,841       $  51,001
      Pro forma net income                               $  90,525       $  61,574       $  48,573

      Basic earnings per share, as reported              $    2.27       $    1.53       $    1.18
      Diluted earnings per share, as reported            $    2.22       $    1.51       $    1.17

      Pro forma basic earnings per share                 $    2.10       $    1.43       $    1.13
      Pro forma diluted earnings per share               $    2.05       $    1.42       $    1.12


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

         For purposes of the SFAS 123 pro forma net income and earnings per share calculation, the fair value of each option grant is estimated as of the date of grant using the Black-Scholes option-pricing model. The weighted-average assumptions used in determining fair value as disclosed for SFAS 123 are shown in the following table:

                                            1999          1998         1997
                                            ----          ----         ----
     Risk-free interest rate                6.1 %         5.4 %        5.5 %
     Dividend yield                         0.0 %         0.0 %        0.0 %
     Option life (years)                    9.8           9.9          9.9
     Stock price volatility                54.6 %        52.6 %       51.7 %


         MPK Stock Option Plan

         Effective December 31, 1992, the Company's current majority shareholder established the MPK Stock Option Plan pursuant to which he granted non-forfeitable options to certain officers to purchase 8,286,750 shares of common stock owned by him at an exercise price of $.0085 per share. Options were exercised and the resulting shares were sold pursuant to secondary offerings in 1995 and 1997, and open market transactions in 1998 and 1999, as follows:

              Transaction Year      Number of Options

              ----------------      -----------------
                          1995                676,000
                          1997                272,000
                          1998                330,000
                          1999                872,000

         In 1999, one of the plan participants, who held 489,510 options at the time, terminated employment with the Company. Pursuant to the terms of the MPK Stock Option Plan, the participant exercised all of the remaining options during 1999. Options for 2,065,074 shares for the two remaining participants are exercisable as of December 31, 1999 and the remaining 2,667,000 options are exercisable at the rate of 1,143,000 on each December 31, 2000 and 2001, and 381,000 on December 31, 2002. The options have a 20 year life. The number of options exercisable increase proportionately to shares, if any, sold by the majority shareholder.

         MPK Restricted Stock Plan

         Effective upon the closing of the initial public offering, the current majority shareholder established the MPK Restricted Stock Plan. Pursuant to this plan, the majority shareholder allocated 1,337,208 shares of his common stock to be held in escrow for the benefit of those persons employed by the Company as of December 31, 1992. The number of shares allocated to each employee was dependent upon the employee's years of service and salary history. As a result of these grants, which provided for vesting based upon continuous employment with the Company or its subsidiaries through January 1, 2000, the Company recorded a capital contribution and offsetting deferred charge of approximately $2.8 million for unearned compensation equal to the number of shares granted, times $2.085 per share. The deferred charge is classified in the equity section of the consolidated balance sheet of the Company as unearned compensation and is being amortized on a straight-line basis over the vesting period. As of December 31, 1999, 338,930 shares have been forfeited for which the Company has recorded a reduction of both unearned compensation and paid-in capital, in addition to reducing the amortization of unearned compensation accordingly.

         The Company filed a Registration Statement on Form S-3, which was effective on February 7, 1997, to modify the terms of the MPK Restricted Stock Plan and provide participants the option to accelerate the vesting on 25% of their shares in exchange for the extension of the vesting period on their remaining shares through 2003. Under the terms of this modification, participants who elected the acceleration were granted options by the Company equal to the number of shares which became vested with an exercise price of $29.50 per share, the market price of the stock on the acceleration date. Participants elected accelerated vesting under this modification for 264,128 shares.

         As of December 31, 1999, 53,034 shares remain outstanding under the original terms and vest on January 1, 2000 and 681,116 shares remain outstanding under the modified terms and vest 25% each year beginning on January 1, 2000. The Company filed a registration statement on Form S-3, which was effective on December 7, 1999, to allow participants of the plan to sell the shares as they vest under the plan.

         MPK Stock Plans, Tax Benefits

         The exercise and vesting of shares pursuant to the MPK Stock Option Plan and MPK Restricted Stock Plan resulted in the realization by the Company of tax benefits as of $14.7 million in 1999, $3.1 million in 1998 and $6.2 million in 1997, of which $381,000, $144,000 and
         $334,000, respectively, were previously recorded in deferred taxes. The incremental tax benefits of $14.3 million in 1999, $2.9 million in 1998 and $5.8 million in 1997 were recorded to paid-in capital.

10.      Earnings Per Share

         At December 31, 1999, the Company had outstanding common shares totaling 43,239,000. The Company has also granted options to purchase common shares to the coworkers of the Company as discussed in Note 9. These options have a dilutive effect on the calculation of earnings per share. The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations as required by SFAS 128.


                                                                      Years ended December 31,
                                                                  (in 000's except per share data)
                                                                  --------------------------------
                                                               1999             1998             1997
                                                               ----             ----             ----

             Basic earnings per share:
             Income available to

               common shareholders (numerator)             $ 98,085         $ 65,841         $ 51,001
                                                          ===========      ===========     ============
             Weighted average common

               shares outstanding (denominator)              43,135           43,062           43,050
                                                          ===========      ===========     ============
             Basic earnings per share                      $   2.27         $   1.53         $   1.18
                                                          ===========      ===========     ============

            Diluted earnings per share:
             Income available to

               common shareholders (numerator)             $ 98,085         $ 65,841         $ 51,001
                                                          ===========      ===========     ============
             Weighted average common

               shares outstanding                            43,135           43,062           43,050
             Effect of dilutive securities:
               Options on common stock                        1,017              442              358
                                                          -----------      -----------     ------------
             Total common  shares and dilutive               44,152           43,504           43,408
               securities (denominator)
                                                          ===========      ===========     ============
             Diluted earnings per share                    $   2.22         $   1.51         $   1.17
                                                          ===========      ===========     ============


11.      Profit Sharing and 401(k) Plan

         The Company has a profit sharing plan which includes a salary reduction feature established under the Internal Revenue Code Section 401(k) covering substantially all employees. Contributions by the Company to the profit sharing plan are determined at the discretion of the Board of Directors. For the years ended December 31, 1999, 1998 and 1997, the Company's profit sharing expense was approximately $2,639,000, $1,860,000 and $1,066,000, respectively.

12.      Leasing Joint Venture

         In April 1999, CDW Capital Corporation, a wholly-owned subsidiary of CDW, and First Portland Corporation ("FIRSTCORP") formed CDW Leasing, L.L.C. ("CDW-L"), a 50/50 joint venture. CDW-L provides captive leasing services to CDW customers. Under the terms of an operating agreement, FIRSTCORP provides leasing management services to CDW-L, with net earnings of the venture allocated 50% to CDW and 50% to FIRSTCORP. CDW Capital Corporation and FIRSTCORP each contributed $100,000 to the capital of CDW-L, maintain equal operating authority over CDW-L and have an equal number of seats on the Board of Managers of the joint venture. CDW Capital Corporation has committed to loan up to $10 million to CDW-L on a secured basis to fund new leases initiated by CDW-L. The terms of the loan provide for monthly interest payments to the Company based on the 90 day LIBOR rate plus 2.2%. The investment in and loan to CDW-L at December 31, 1999 was $6.5 million.

13.      Contingencies

         As of December 31, 1999, the Company was not a party to any material legal proceedings.

         In December 1998, the Company and Michael P. Krasny, its majority shareholder, Chairman and CEO, agreed to settle the litigation brought against them in 1993 by a former shareholder, director and executive officer of the Company. The lawsuit was related to the Company's redemption of the common stock held by the former shareholder in July 1990, and requested actual and punitive damages . Although the Company and Mr. Krasny believe their actions were honest and proper and that the allegations were without merit, they agreed to the settlement of the suit, whereby all pending litigation was dismissed with a one time payment by Mr. Krasny to the former shareholder of approximately $4.4 million. The amount was determined based upon the difference between the agreed upon estimated fair market value of the Company at the time of the redemption of the former shareholder's interest in 1990 and the amount previously paid to the former shareholder. Pursuant to Mr. Krasny's indemnification of the Company for all costs, damages or settlements related to the litigation, the Company recorded the payment by Mr. Krasny to the former shareholder as a capital contribution, with an offsetting reduction of paid-in capital for the additional redemption price paid to the former shareholder. Thus, the settlement had no impact on the Company's results of operations or cash flows.

         Mr. Krasny also reimbursed the Company for all expenses, net of tax benefits received by the Company, related to this action. For the years ended December 31, 1998 and 1997 , the Company and Mr. Krasny incurred legal expenses of approximately $1.3 million and $379,000 , respectively, which have been assumed by Mr. Krasny. These legal expenses are recorded as a selling and administrative expense and the reimbursement, net of tax, is recorded as an increase to paid-in capital. As a result of the settlement the Company does not anticipate incurring any additional expenses related to this lawsuit.

14.      Selected Quarterly Financial Data (Unaudited)

         The following information is for the years ended December 31, 1999 and 1998 (in thousands, except per share data):


                                                  First       Second        Third       Fourth
                                                 Quarter      Quarter      Quarter      Quarter
                                                 -------      -------      -------      -------
           December 31, 1999

           Net sales                            $ 539,406    $ 597,554    $ 683,012    $ 741,267
           Gross profit                            67,906       74,747       85,614       95,272
           Income before income taxes              32,614       36,921       43,358       49,500
           Net income                              19,698       22,301       26,188       29,898
           Earnings per share:
                Basic                           $    0.46    $    0.52    $    0.61    $    0.69
                Diluted                         $    0.45    $    0.51    $    0.59    $    0.67


           December 31, 1998

           Net sales                            $ 384,591    $ 408,945    $ 462,720    $ 477,233
           Gross profit                            49,147       51,707       58,863       60,458
           Income before income taxes              24,453       25,807       28,384       30,367
           Net income                              14,770       15,588       17,141       18,342
           Earnings per share:
                Basic                           $    0.34    $    0.36    $    0.40    $    0.43
                Diluted                         $    0.34    $    0.36    $    0.39    $    0.42


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

Chicago, Illinois
January 20, 2000

                           CDW COMPUTER CENTERS, INC.

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                  years ended December 31, 1999, 1998 and 1997
                                 (in thousands)




                   Column A                       Column B              Column C               Column D         Column E
                   --------                      ----------     -------------------------     ----------       ----------

                                                 Balance at     Charged to     Charged to                      Balance at
                                                 Beginning      Costs and        Other                            End
                 Description                     of Period       Expenses       Accounts      Deductions       of Period
                 -----------                     ----------     ----------     ----------     ----------       ----------
Year ended  December  31, 1999
  Deducted in the balance sheet
  from the asset to which it applies:
  Allowance for doubtful accounts                $    3,185     $    2,291     $        -     $    1,176 (a)   $    4,300
                                                 ----------     ----------     ----------     ----------       ----------
Year ended  December  31, 1998
  Deducted in the balance sheet
  from the asset to which it applies:
  Allowance for doubtful accounts                $    1,950     $    2,129     $        -     $      894 (a)   $    3,185
                                                 ----------     ----------     ----------     ----------       ----------
Year ended  December  31, 1997
  Deducted in the balance  sheet
  from the asset to
  which it applies:
  Allowance for doubtful accounts                $    1,100     $    1,166     $        -     $      316 (a)   $    1,950
                                                 ----------     ----------     ----------     ----------       ----------



Note:

(a) Uncollectible items written off, less recoveries of items previously written off.