Form 10-Q
period 2000-03-31
CDW COMPUTER CENTERS INC
filed 2000-05-01
CIK 899171

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-Q
 (Mark One)

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000 OR

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

As of May 1, 2000 43,646,068 common shares were issued and 43,456,068 were outstanding.

                                            CDW COMPUTER CENTERS, INC.

                                                TABLE OF CONTENTS

                                                                       Page No.
                                                                     -----------

PART I.      Financial Information

    Item 1.   Financial Statements (unaudited):

              Condensed Consolidated Balance Sheets -
              March 31, 2000 and  December 31, 1999                        1

              Condensed Consolidated Statements of Income -
              Three months ended  March 31, 2000 and 1999                  2

              Condensed Consolidated Statement of Shareholders' Equity -
              Three months ended March 31, 2000                            3

              Condensed Consolidated Statements of Cash Flows -
              Three months ended March 31, 2000 and 1999                   4

              Notes to Condensed Consolidated Financial Statements       5 - 8


    Item 2.  Management's Discussion and Analysis of

              Financial Condition and Results of Operations             9 - 13


PART II.     Other Information

              Item 1.    Legal Proceedings                                 14
              Item 5.    Other Information                                 14
              Item 6.    Exhibits and Reports on Form 8-K                  14

              Signatures                                                   15

                   CDW COMPUTER CENTERS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (unaudited)
PART I. FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS

                  CDW COMPUTER CENTERS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)
                                   (unaudited)



                                                                March 31,             December 31,
                                                                  2000                    1999
                                                              -------------           ------------
ASSETS
Current assets:
      Cash and cash equivalents                                 $  13,877              $  19,747
      Marketable securities                                        70,695                 63,228
      Accounts receivable, net of allowance for doubtful
        accounts of $4,450 and $4,300, respectively               284,818                230,190
      Merchandise inventory                                       133,932                126,217
      Prepaid income taxes                                         23,712                      -
      Miscellaneous receivables                                     9,684                  7,589
      Deferred income taxes                                         6,702                  6,702
      Prepaid expenses                                              1,690                  1,375
                                                                ---------              ---------

         Total current assets                                     545,110                455,048

Property and equipment, net                                        42,931                 39,429
Investment in and advances to subsidiary                            9,244                  6,499
Deferred income taxes and other assets                              4,011                  4,939
                                                                ---------              ---------

          TOTAL ASSETS                                          $ 601,296              $ 505,915
                                                                =========              =========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
      Accounts payable                                          $ 100,607              $  65,657
      Accrued expenses:
         Compensation                                              16,514                 27,339
         Exit costs                                                 2,274                  2,219
         Income taxes                                                   -                 11,960
         Other                                                      8,963                  7,756
                                                                ---------              ---------

          Total current liabilities                               128,358                114,931
                                                                ---------              ---------

Commitments and contingencies

Shareholders' equity:

      Preferred shares, $1.00 par value; 5,000 shares
         authorized; none issued                                        -                      -
      Common shares, $ .01 par value; 75,000 shares
         authorized; 43,433 and 43,182 shares issued,
         respectively                                                 434                    433
      Paid-in capital                                             149,366                102,771
      Retained earnings                                           325,635                209,344
      Unearned compensation                                          (408)                  (475)
                                                                ---------              ---------
         Subtotal shareholders' equity                            475,027                393,073
                                                                ---------              ---------
      Less cost of common shares in treasury, 100 shares           (2,089)                (2,089)
                                                                ---------              ---------
         Total shareholders' equity                               472,938                390,984
                                                                ---------              ---------

          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY            $ 601,296              $ 505,915
                                                                =========              =========

     The accompanying notes are an integral part of the consolidated financial statements

                   CDW COMPUTER CENTERS, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (in thousands, except per share data)
                                   (unaudited)

                                                         Three Months Ended
                                                              March 31,
                                                   -----------------------------
                                                        2000           1999
                                                   -------------   -------------
 Net sales                                           $ 863,988       $ 539,406
 Cost of sales                                         754,775         471,500
                                                     ---------       ---------

 Gross profit                                          109,213          67,906

 Selling and administrative expenses                    52,365          36,221
                                                      ---------      ---------

 Income from operations                                 56,848          31,685

 Interest income                                         1,755           1,042
 Other expense, net                                       (175)           (113)
                                                     ---------       ---------

 Income before income taxes                             58,428          32,614

 Income tax provision                                   23,137          12,916
                                                     ---------       ---------

 Net income                                          $  35,291       $  19,698
                                                     =========       =========

 Earnings per share
    Basic                                            $    0.82       $    0.46
                                                     =========       =========
    Diluted                                          $    0.79       $    0.45
                                                     =========       =========

 Weighted average number of
 common shares outstanding
    Basic                                               43,287          43,069
                                                     =========       =========
    Diluted                                             44,726          43,882
                                                     =========       =========

     The accompanying notes are an integral part of the consolidated financial statements

                   CDW COMPUTER CENTERS, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                 (in thousands)
                                  (unaudited)


                                                                                                                           Total
                                             Common Shares     Paid in    Retained      Unearned    Treasury Shares    Shareholders'
                                             Shares  Amount    Capital    Earnings    Compensation  Shares   Amount        Equity
                                             --------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1999                 43,339  $  433   $ 102,771   $ 290,344   $    (475)       100   $(2,089)  $  390,984

MPK Restricted Stock Plan forfeitures                                (2)                      2                                 -

Amortization of unearned compensation                                                        65                                65

Compensatory stock option grants                                     25                                                        25

Exercise of stock options                        94       1       1,673                                                     1,674

Tax benefit from stock option transactions                       44,899                                                    44,899

Net income                                                                   35,291                                        35,291
                                             --------------------------------------------------------------------------------------
BALANCE AT MARCH 31, 2000                    43,433  $  434   $ 149,366   $ 325,635   $    (408)      100    $(2,089)  $  472,938
                                             ======================================================================================



    The accompanying notes are an integral part of the consolidated financial statements

                  CDW COMPUTER CENTERS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)


                                                                                 Three Months Ended March 31,
                                                                               -------------------------------
                                                                                 2000                   1999
                                                                               --------               --------
Cash flows from operating activities:

Net income                                                                     $ 35,291                $ 19,698

Adjustments  to reconcile net income to net cash provided by /
(used in)operating activities:

        Depreciation                                                              1,954                   1,500
        Accretion of marketable securities                                         (799)                   (762)
        Stock-based compensation expense                                             90                     111
        Allowance for doubtful accounts                                             150                     300
        Deferred income taxes                                                       931                     112
        Tax benefit from stock option and restricted stock transactions          44,899                   3,891


        Changes in assets and liabilities:
            Accounts receivable                                                 (54,778)                (35,460)
            Miscellaneous receivables                                            (2,095)                   (505)
            Merchandise inventory                                                (7,715)                (16,071)
            Prepaid expenses                                                       (318)                     63
            Prepaid income taxes                                                (23,712)                      -
            Accounts payable                                                     34,950                  22,311
            Accrued compensation                                                (10,825)                 (1,408)
            Accrued income taxes and other expenses                             (10,753)                  5,021
            Accrued exit costs                                                       55                    (115)
                                                                               --------                --------

        Net cash provided by / (used in)operating activities                      7,325                  (1,314)
                                                                               --------                --------

Cash flows from investing activities:

        Purchases of available-for-sale securities                              (16,610)                (32,244)
        Redemptions of available-for-sale securities                             19,900                  13,090
        Purchases of held-to-maturity securities                                (42,627)                      -
        Redemptions of held-to-maturity securities                               32,669                  26,929
        Investments in and advances to subsidiary                                (2,745)                      -
        Purchase of property and equipment                                       (5,456)                 (2,647)
                                                                               --------                --------

        Net cash (used in) / provided by investing activities                   (14,869)                  5,128
                                                                               --------                --------

Cash flows from financing activities:

        Proceeds from exercise of stock options                                   1,674                     501
                                                                               --------                --------

        Net cash provided by financing activities                                 1,674                     501
                                                                               --------                --------

Net (decrease) / increase in cash                                                (5,870)                  4,315

Cash and cash equivalents - beginning of period                                  19,747                   4,230
                                                                               --------                --------

Cash and cash equivalents - end of period                                      $ 13,877                $  8,545
                                                                               ========                ========


     The accompanying notes are an integral part of the consolidated financial statements

1.  Description of Business

     CDW Computer Centers, Inc. and its subsidiaries (collectively the "Company") are engaged in the distribution of brand name personal computers and related products primarily through direct marketing to end users within the United States. The Company's primary business is conducted from a combined sales, corporate office, warehouse and showroom facility located in Vernon
Hills, Illinois. The Company also operates sales offices in Buffalo Grove and Chicago, Illinois, a retail showroom in Chicago, Illinois and a government sales office in Chantilly, Virginia.

     The Company extends credit to business, government and institutional customers under certain circumstances based upon the financial strength of the customer. Such customers are typically granted net 30 day credit terms. The balance of the Company's sales are made primarily through third-party credit cards and for cash-on-delivery.

2.  Summary of Significant Accounting Policies

Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles. Such principles were applied on a basis consistent with those reflected in the 1999 Annual Report on Form 10-K and documents incorporated therein as filed with the Securities and Exchange Commission. The accompanying financial data should be read in conjunction with the notes to consolidated financial statements contained in the 1999 Annual Report on Form 10-K and documents incorporated therein. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting solely of normal recurring accruals) necessary to present fairly the financial position of the Company as of March 31, 2000 and December 31,1999, the results of operations for the three months ended March 31, 2000 and 1999, the cash flows for the three months ended March 31, 2000 and 1999, and the changes in shareholders' equity for the three months ended March 31, 2000. The unaudited condensed consolidated statements of income for such interim periods are not necessarily indicative of results for the full year.

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

3.  Marketable Securities

     The amortized cost and estimated fair values of the Company's investments in marketable securities at March 31, 2000, were (in thousands):

                                                                                  Gross
                                                                                Unrealized
                                                                                  Holding
                                                              Estimated -------------------------   Amortized
                                                             Fair Value     Gains      (Losses)        Cost
                                                             -------------------------------------------------
Security
Type
Available-for-sale:
      U.S. Government and Government Agency Securities         $  27,671    $    -   $     (14)     $   27,685
                                                             -------------------------------------------------
      Total available-for-sale                                    27,671         -         (14)         27,685
                                                             -------------------------------------------------

Held to maturity:
      U.S. Government and Government Agency Securities            42,920        14        (104)         43,010
                                                             -------------------------------------------------
      Total held-to-maturity                                      42,920        14        (104)         43,010
                                                             -------------------------------------------------
Total marketable securities                                    $  70,591    $   14   $    (118)      $  70,695
                                                             =================================================


     The Company's investments in securities held-to-maturity at March 31, 2000 were all due in one year or less by contractual maturity. Estimated fair values of marketable securities are based on quoted market prices.

4.  Facilities & Exit Accrual

     The Company recorded a $4.0 million pre-tax non-recurring charge to operating results for exit costs relating to the Buffalo Grove facility in the first quarter of 1996. The exit costs consist primarily of the estimated cost to the Company of subleasing the vacated facility, including holding costs, the estimated costs of restoring the building to its original condition and certain asset write-offs resulting from the relocation. The Company reopened the office portion of the Buffalo Grove facility during the fourth quarter of 1998 as a sales office. Accordingly, the Company records a proportionate share of the rent and other operating costs to selling and administrative expenses. During the three months ended March 31, 2000, the Company charged approximately $148,000 against the exit accrual in cash payments for rent, real estate taxes and maintenance of the facility. This amount was offset by approximately $203,000 received for sub-lease payments and security deposits from the former sublessor of the Buffalo Grove Facility. During the comparable period of 1999, the Company charged approximately $115,000 against the exit accrual for similar costs.

     The Company sublet the warehouse and showroom portions of the Buffalo Grove facility to a third party for the period beginning June 15, 1999, and continuing through the end of the lease term on December 31, 2003. However, during the first quarter of 2000, the sublessee terminated the lease in conjunction with its Chapter 11 case under the bankruptcy laws and has since vacated the premises. The Company has elected to occupy an additional portion of the facility and is subleasing a portion of the remaining space. The Company will continue to evaluate the future use of the warehouse space and will adjust the remaining exit liability as necessary.

     On October 11, 1999 the Company entered into a lease agreement for two floors of office space totaling approximately 72,000 square feet in Chicago, Illinois. On April 1, 2000 the Company opened a sales office on one floor of the facility and plans to open a sales office on the second floor on July 1, 2000. The lease provides a ten year term, with certain expansion and renewal options. The Company plans to expend between $8 million and $10 million for computer and telecommunication equipment, furniture and improvements related to the facility. Minimum future rent payments for all the Company's lease obligations, including the new Chicago facility are as follows (in thousands):



       Years Ended December 31,                                   Amount
       ------------------------                                   ------
       2000                                                    $   1,597
       2001                                                        1,933
       2002                                                        1,934
       2003                                                        1,966
       2004                                                        1,158
       Thereafter                                                  7,012
                                                       -----------------
                                                               $  15,600
                                                       =================

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

5.  Financing Arrangements

     The Company has an aggregate $50 million available pursuant to two $25 million unsecured lines of credit with two financial institutions. One line of credit expires in June 2000, at which time the Company intends to renew the line, and the other does not have a fixed expiration date. Borrowings under the first credit facility bear interest at the prime rate less 2 1/2%, LIBOR plus 1/2% or the federal funds rate plus 1/2%, as determined by the Company. Borrowings under the second credit facility bear interest at the prime rate less 2 1/2%, LIBOR plus .45% or the federal funds rate plus .45%, as determined by the Company. At March 31, 2000, there were no borrowings under either of the credit facilities.

     The Company has entered into security agreements with certain financial institutions ("Flooring Companies") in order to facilitate the purchase of inventory from various suppliers under certain terms and conditions. The agreements allow for a maximum credit line of $70.0 million collateralized by inventory purchases financed by the Flooring Companies. At March 31, 2000, all amounts owed the Flooring Companies are included in trade accounts payable.

6.  Earnings Per Share

     At March 31, 2000 the Company had outstanding common shares totaling approximately 43,333,000. The Company has also granted options to purchase common shares to the directors and coworkers of the Company under several stock option plans. These options have a dilutive effect on the calculation of earnings per share. The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations as required by SFAS 128.


                                                 Three Months Ended
                                                       March 31,
                                              ----------------------------
                                                  2000            1999
                                              ------------    ------------

Basic earnings per share:

Income available to
   common shareholders (numerator)             $  35,291         $ 19,698
                                            ------------     ------------
Weighted average common
   shares outstanding (denominator)               43,287          43,069
                                            ------------   ------------
Basic earnings per share                        $   0.82         $  0.46
                                            ============    ============

Diluted earnings per share:

Income available to
   common shareholders (numerator)              $ 35,291        $ 19,698
                                            ------------    ------------
Weighted average common
   shares outstanding                             43,287          43,069
Effect of dilutive securities:
Options on common stock                            1,439             813
                                            ------------    ------------
Total common shares and dilutive
   securities (denominator)                       44,726          43,882
                                            ------------    ------------
Diluted earnings per share                      $   0.79         $  0.45
                                            ============    ============

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


Financial Information                                     Percentage of Net Sales

---------------------                                     -----------------------
                                                             Three Months Ended
                                                                 March 31,
                                                          -----------------------
                                                               2000        1999

Net sales                                                     100.0 %     100.0 %
Cost of sales                                                  87.4        87.4
                                                          -------------------------
Gross profit                                                   12.6        12.6
Selling and administrative expenses                             6.0         6.7
                                                          -------------------------
Income from operations                                          6.6         5.9
Other income, net                                               0.2         0.2
                                                          -------------------------
Income before income taxes                                      6.8         6.1
Income tax provision                                            2.7         2.4
                                                          -------------------------
Net income                                                      4.1 %       3.7 %
                                                          =========================


The following table sets forth for the periods indicated a summary of certain of the Company's operating statistics:


Operating Statistics                                            Three Months Ended
                                                                    March 31,
                                                          -------------------------
                                                           2000             1999
Number of invoices processed                            920,082          677,653
Average invoice size                                       $987             $840
Number of account managers, end of period                   820              630
Commercial customers serviced                           140,869          116,884
Commercial customers serviced - Trailing 12 Months      294,861          269,449
% of sales to commercial customers                           95%              91%
Annualized inventory turns                                   23               26
Accounts receivable days sales outstanding                   30               31


     The following table presents net sales by product line as a percentage of total net sales. Product classifications are based upon internal product code classifications and are retroactively adjusted for the addition of new categories but not for changes in individual product categorization.


Analysis of Product Mix                      Three Months Ended
                                                  March 31,
                                             -------------------
                                              2000        1999

  Notebooks & Laptops                         22.5 %      19.0 %
  Desktop Computers & Servers                 14.8        15.8
  Software                                    11.4        13.0
  Data Storage Devices                        10.7        10.0
  Printers                                     9.8        12.1
  Network & Communication Products             9.5         9.4
  Monitors & Video Products                    7.7         7.3
  Add-On Boards & Memory                       5.9         4.7
  Supplies                                     3.7         3.7
  Input Devices                                2.3         2.4
  Multi-Media Devices                           .3         1.6
  Other Accessories                            1.4         1.0
  Total                                      100.0 %     100.0 %
                                           ======================


Three months ended March 31, 2000 compared to three months ended March 31, 1999

     Net sales in the first quarter of 2000 increased 60.2% to a record $864.0 million compared to $539.4 million in the first quarter of 1999. The growth in net sales is primarily attributable to a higher concentration of commercial accounts, a higher level of sales per active account and increases in the average invoice size and number of invoices processed. Sales to commercial accounts, including business, government, educational and institutional customers, increased to 94.5% of net sales in the first quarter of 2000 from 90.7% in the first quarter of 1999. The number of active commercial customers increased 19.7% to 141,000 in the first quarter of 2000 from 117,000 in the first quarter of 1999. For the three months ended March 31, 2000, the average invoice size increased 17.5% to $987 and the number of invoices processed increased 35.8% to over 920,000. Notebook computers continue to represent the largest component of the Company's product mix.

     The average selling price of desktop and server CPU's increased 7.8% and the average selling price of notebook CPU's declined 1.1% from the first quarter of 1999. The Company believes there may be future decreases in prices for personal computers and related products. Such decreases require the Company to sell more units in order to maintain or increase the level of sales. The Company's sales growth rate and operating results could be adversely affected by future manufacturer price reductions or if the Company's sales and marketing efforts fail to increase the level of unit sales. Sales of Compaq, Hewlett Packard, IBM, Microsoft and Toshiba products comprise a substantial portion of the Company's sales. The loss of any of these, or any other key vendors, could have an adverse effect on the Company's results from operations. The statement concerning future prices, sales and results from operations are forward looking statements that involve certain risks and uncertainties such as stated above.

     The fastest growing product categories in terms of sales dollars and the respective growth rates in the first quarter of 2000 compared to the first quarter of 1999 were:

             Product Category                Growth Rate
             ----------------                -----------
Add-On Boards & Memory                           106.0%
Notebooks & Laptops                               92.7%
Data Storage Devices                              74.4%
Monitors & Video Products                         70.4%
Network and Communication Products                64.1%

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

     Gross profit as a percentage of net sales for the three months ended March 31, 2000 was consistent with the first quarter of 1999 at 12.6%. On a forward-looking basis, future gross profit margins may decline from recent levels. The statement concerning future gross profit is a forward looking statement that involves certain risks and uncertainties such as the continued participation by vendors in inventory price protection and rebate programs, product mix, market conditions and other factors which could result in a fluctuation of gross margins below recent experience. Although the Company believes it provides a higher level of value and added services, pricing and gross profit could be negatively impacted by the activities of Internet only resellers. Price protection and rebate programs are at the discretion of the manufacturers, who may make changes that limit the amount of price protection or rebates for which the Company is eligible. Such changes could have a negative impact on gross margin in future periods. Additionally, vendor rebate programs are generally dependent on achieving certain goals and objectives and there is no certainty that the established goals and objectives will be attained.

     Selling and administrative expenses, which include net advertising expense and other selling administrative expenses declined to 6.0% of net sales in the three months ended March 31, 2000 from 6.7% in the same period of 1999.

     Net advertising expense decreased as a percentage of net sales to 0.49% for the three months ended March 31, 2000 from 0.79% in the same quarter of the prior year. Gross advertising expense increased $5.7 million, while decreasing as a percentage of net sales to 2.4% from 2.8% in the first quarter of 1999. The Company decreased catalog circulation and the number of national advertising pages versus the prior year while expanding its spending on its corporate branding campaign and other direct marketing activities. Based upon the Company's planned marketing initiatives, future levels of gross advertising expense as a percentage of net sales are likely to be relatively consistent with or higher than the level achieved in the first quarter of 2000. Cooperative advertising reimbursements decreased as a percentage of net sales to 1.9% of net sales in the first quarter of 2000 from 2.0% in the first quarter of 1999. Cooperative advertising reimbursements as a percentage of net sales may fluctuate in future periods depending on the level of vendor participation achieved and collection experience. The statements concerning future advertising expense and cooperative advertising reimbursements are forward looking statements that involve certain risks and uncertainties, including the ability to identify and implement cost effective incremental advertising and marketing programs, as well as the continued participation of vendors in the cooperative advertising reimbursement program.

     Other selling and administrative costs decreased to 5.6% of net sales in the first quarter of 2000 from 5.9% in the same period of 1999. The decline resulted from decreases in non-sales payroll, related coworker costs and occupancy expenses, all as a percentage of net sales. As of March 31, 2000, there were 820 sales account managers, an increase of 30.2% from 630 sales account managers as of March 31, 1999. Approximately 75% of the 820 sales account managers had fewer than 24 months experience and 55% had fewer than 12 months, as compared to 74% and 55% at March 31, 1999. The Company plans to increase the number of sales account managers to approximately 1,100 by December 31, 2000.

     In April 2000, the Company commenced occupancy of approximately 36,000 square feet of office space in Chicago, Illinois as an additional sales office (see Footnote 4 to the financial statements). In addition, the Company will commence occupancy of another 36,000 square feet in the same building commencing in July 2000. Average annual future minimum lease expense for the new sales office is approximately $1.1 million per year. Additionally, the Company will incur depreciation expense related to approximately $8 million to $10 million in capital expenditures for computer and telecommunication equipment, furniture and improvements related to the facility. As a result of the planned expansion of the sales force and the new sales office, the Company's selling and administrative costs may increase as a percentage of net sales in future periods.

     In the first quarter of 2000 the Compensation and Stock Option Committee approved a new format for executive incentive compensation, subject to shareholder approval at the Annual Meeting of Shareholders on May 24, 2000. Under the new format, the committee eliminated the executive incentive bonus pool and created the Senior Management Incentive Plan ("SMIP") for all officers and other senior management personnel. The SMIP provides for targeted levels of incentive compensation based upon the percentage increase in operating income over the prior year. As a result of the increase in operating income in the first quarter of 2000, expense recognized under the new program was slightly higher as a percentage of net sales than all incentive compensation for the same group in the prior year.

     Interest income, net of other expenses, increased to $1.6 million in the first quarter of 2000 compared to $929,000 in the first quarter of 1999.

     The effective income tax rate, expressed as a percentage of income before income taxes, was 39.6% for the three months ended March 31, 2000 and 1999.

     Net income for the three months ended March 31, 2000, was $35.3 million, a 79.2% increase over $19.7 million for the three months ended March 31, 1999. Diluted earnings per share was $0.79 for the three months ended March 31, 2000 and $0.45 in the same period of 1999, an increase of 75.6%. All per share amounts have been adjusted to reflect the two-for-one stock split effected in the form of a stock dividend paid on May 19, 1999.

Seasonality

     Although the Company has historically experienced variability in the rates of sales growth, it has not historically experienced seasonality in its business. However, the buying patterns of government customers typically result in seasonally high revenues during the third quarter of the year. If sales to these customers increase, the Company may experience some seasonality.

Liquidity and Capital Resources

Working Capital

     The Company has historically financed its operations and capital expenditures primarily through cash flow from operations and public offerings of common stock. At March 31, 2000, the Company had cash, cash equivalents and marketable securities of $84.6 million and working capital of $416.8 million, representing an increase of $1.6 million in cash, cash equivalents and marketable securities and an increase of $76.6 million in working capital from December 31, 1999.

     The Company has an aggregate $50 million available pursuant to two $25 million unsecured lines of credit with two financial institutions, one which expires in June 2000, at which time the Company intends to renew the line, and another which does not have a fixed expiration date. Borrowings under the first credit facility bear interest at the prime rate less 2 1/2%, LIBOR plus 1/2% or the federal funds rate plus 1/2%, as determined by the Company. Borrowings under the second credit facility bear interest at the prime rate less 2 1/2%, LIBOR plus .45% or the federal funds rate plus .45%, as determined by the Company. At March 31, 2000, there were no borrowings against either of the credit facilities.

     The Company's current and anticipated uses of its cash, cash equivalents and marketable securities are to fund the growth in working capital and capital expenditures necessary to support future growth in sales. The Company believes that the funds held in cash, cash equivalents and marketable securities, and funds available under the credit facilities will be sufficient to fund the Company's working capital and cash requirements at least through March 31, 2001.

Cash flows for the three months ended March 31, 2000

     Net cash provided by operating activities for the three months ended March 31, 2000, was $7.3 million. The primary factors that historically affect the Company's cash flows from operations are accounts receivable, merchandise inventory and accounts payable. In addition, during the first quarter the Company recorded a tax benefit of $44.9 million as a result of the exercise of stock options and vesting of restricted stock by coworkers during the period which resulted in a prepaid income tax balance as of March 31, 2000 of $23.7 million. These transactions resulted in an increase in cash of $21.2 million which offset decreases in cash resulting from increases in merchandise inventory and accounts receivable during the period. The increase in accounts receivable resulted from increased sales volume and an increase to 73.4% in the percentage of net sales generated from commercial accounts with open credit terms for the three months ended March 31, 2000 from 67.3% for the same period of 1999. The accounts receivable days sales outstanding at March 31, 2000 was 30.0 as compared with 28.6 at December 31, 1999. Inventory increased during the period in response to increased sales volume and higher levels of inventory in-transit. Annualized inventory turnover decreased to approximately 23 times for the three months ended March 31, 2000 from 26 for the three months ended March 31, 1999. The increase in accounts payable reflects the increase in inventory levels as well as the timing of payments to vendors at the end of the respective periods.

     Net cash used in investing activities for the three months ended March 31, 2000, was $14.9 million, including approximately $5.5 million used for capital expenditures and $2.7 million used for loans to CDW Leasing, L.L.C. (CDW-L). The capital expenditures made by the Company were primarily related to the purchase of data processing and telephone equipment for the new Chicago, Illinois sales office. The funds advanced to CDW-L relate primarily to funds loaned to the subsidiary per a secured loan agreement to fund new leases initiated by CDW-L.

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

Item 5.       Other information

              The Company announced during the first quarter of 2000 that Michael P. Krasny, the Company's Chairman and CEO, and Gregory P. Zeman, the Company's President and a member of the Board of Directors, decided, with the full support of the Board of Directors, to expand the depth of the Company's management team and have commenced a search to hire a new Chief Executive Officer. Upon hiring and after transitioning the new CEO, Mr. Krasny will retain his role as Chairman of the Board and concentrate his activities on future vision and corporate culture. Mr. Zeman will become Vice Chairman after the transition and focus on managing strategic vendor relationships. CDW has retained the Chicago office of Russell Reynolds Associates to conduct the search.

Item 6.       Exhibits and Reports on Form 8-K

(a)      Exhibits:

    27 (a)   Financial Data Schedule (for the three months ended March 31, 2000)


       (b)   Reports on Form 8-K:

            There were no reports on Form 8-K filed for the three months ended March 31, 2000.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                      CDW Computer Centers, Inc.
                                                      (Registrant)

             Date     May 1, 2000                     /s/ Harry J. Harczak, Jr.
                      ------------                    --------------------------
                                                      Harry J. Harczak, Jr.
                                                      Chief Financial Officer,
                                                      Treasurer & Secretary

             Date     May 1, 2000                     /s/ Sandra M. Rouhselang
                      ------------                    --------------------------
                                                      Sandra M. Rouhselang
                                                      Controller