Form 10-Q
period 2000-06-30
CDW COMPUTER CENTERS INC
filed 2000-08-10
CIK 899171

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-Q
 (Mark One)

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000 OR

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

As of August 10, 2000, 87,433,107 common shares were issued and 87,233,107 were outstanding.

                           CDW COMPUTER CENTERS, INC.

                                TABLE OF CONTENTS

                                                                       Page No.
                                                                     -----------

PART I.      Financial Information

   Item 1.    Financial Statements (unaudited):

              Condensed Consolidated Balance Sheets -
              June 30, 2000 and  December 31, 1999                         1

              Condensed Consolidated Statements of Income -
              Three and six months ended June 30, 2000 and 1999            2

              Condensed Consolidated Statement of Shareholders' Equity -
              Six months ended June 30, 2000                               3

              Condensed Consolidated Statements of Cash Flows -
              Six months ended June 30, 2000 and 1999                      4

              Notes to Condensed Consolidated Financial Statements       5 - 8


    Item 2.   Management's Discussion and Analysis of
              Financial Condition and Results of Operations              9 - 15

    Item 3.   Quantitative and Qualitative Disclosures About Market Risk   16

PART II.     Other Information

    Item 1.    Legal Proceedings                                           16
    Item 4.    Submission of Matters of a Vote of Security Holders      16 - 17
    Item 5.    Other Information                                           17
    Item 6.    Exhibits and Reports on Form 8-K                            17

               Signatures                                                  18

PART I. FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS

                  CDW COMPUTER CENTERS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)
                                   (unaudited)



                                                                June 30,              December 31,
                                                                  2000                    1999
                                                              -------------           ------------
ASSETS
Current assets:
      Cash and cash equivalents                                 $  40,988              $  19,747
      Marketable securities                                       103,679                 63,228
      Accounts receivable, net of allowance for doubtful
        accounts of $5,000 and $4,300, respectively               304,746                230,190
      Merchandise inventory                                       152,749                126,217
      Prepaid Income Taxes                                         16,386                      -
      Miscellaneous receivables                                     9,808                  7,589
      Deferred income taxes                                         6,702                  6,702
      Prepaid expenses                                              2,217                  1,375
                                                                ---------              ---------

         Total current assets                                     637,275                455,048

Property and equipment, net                                        45,508                 39,429
Investment in and advances to subsidiary                           12,710                  6,499
Deferred income taxes and other assets                              3,928                  4,939
                                                                ---------              ---------

          TOTAL ASSETS                                          $ 699,421              $ 505,915
                                                                =========              =========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
      Accounts payable                                          $ 123,091              $  65,657
      Accrued expenses:
         Compensation                                              29,073                 27,339
         Exit costs                                                 2,136                  2,219
         Income taxes                                                   -                 11,960
         Other                                                      8,784                  7,756
                                                                ---------              ---------

          Total current liabilities                               163,084                114,931
                                                                ---------              ---------

Commitments and contingencies

Shareholders' equity:

      Preferred shares, $1.00 par value; 5,000 shares
         authorized; none issued                                        -                      -
      Common shares, $ .01 par value; 500,000 shares
         authorized; 87,433 and 86,678 shares issued
         respectively                                                 874                    866
      Paid-in capital                                             172,205                102,338
      Retained earnings                                           365,684                290,344
      Unearned compensation                                          (337)                  (475)
                                                                ---------              ---------
         Subtotal shareholders' equity                            538,426                393,073
                                                                ---------              ---------
      Less cost of common shares in treasury, 100 shares           (2,089)                (2,089)
                                                                ---------              ---------
         Total shareholders' equity                               536,337                390,984
                                                                ---------              ---------

          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY            $ 699,421              $ 505,915
                                                                =========              =========

     The accompanying notes are an integral part of the consolidated financial statements

                   CDW COMPUTER CENTERS, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (in thousands, except per share data)
                                   (unaudited)

                                                         Three Months Ended             Six Months Ended
                                                              June 30,                      June 30,
                                                   ----------------------------- ----------------------------
                                                        2000           1999          2000             1999
                                                   -------------   ------------- -------------    -------------
 Net sales                                           $ 943,342       $ 597,554    $1,807,330       $1,136,960
 Cost of sales                                         821,121         522,807     1,575,896          994,307
                                                     ---------       ---------    ----------       ----------

 Gross profit                                          122,221          74,747       231,434          142,653

 Selling and administrative expenses                    57,907          38,679       110,272           74,900
                                                      ---------      ---------    ----------       ----------

 Income from operations                                 64,314          36,068       109,844           75,367

 Interest income                                         2,165             961         3,920            2,003
 Other expense                                            (172)           (108)         (347)            (221)
                                                     ---------       ---------    ----------       ----------

 Income before income taxes                             66,307          36,921       124,735           69,535
 Income tax provision                                   26,258          14,620        49,395           27,536
                                                     ---------       ---------    ----------       ----------

 Net income                                          $  40,049       $  22,301    $   75,340       $   41,999
                                                     =========       =========    ==========       ==========

 Earnings per share
    Basic                                            $    0.46       $    0.26    $     0.87       $     0.49
                                                     =========       =========    ==========       ==========
    Diluted                                          $    0.44       $    0.25    $     0.83       $     0.48
                                                     =========       =========    ==========       ==========

 Weighted average number of
 common shares outstanding
    Basic                                               86,951          86,236        86,763           86,188
                                                     =========       =========    ==========       ==========
    Diluted                                             91,154          87,850        90,312           87,808
                                                     =========       =========    ==========       ==========

     The accompanying notes are an integral part of the consolidated financial statements

                   CDW COMPUTER CENTERS, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                 (in thousands)
                                  (unaudited)


                                                                                                                           Total
                                             Common Shares     Paid in    Retained      Unearned    Treasury Shares    Shareholders'
                                             Shares  Amount    Capital    Earnings    Compensation  Shares   Amount        Equity
                                             --------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1999                 86,678  $  866   $ 102,338   $ 290,344   $    (475)       200   $(2,089)  $  390,984

MPK Restricted Stock Plan forfeitures                               (15)                     15                                 -

Amortization of unearned compensation                                                       123                               123

Compensatory stock option grants                                     26                                                        26

Exercise of stock options                       755       8       6,784                                                     6,792

Tax benefit from stock option transactions                       63,072                                                    63,072

Net income                                                                   75,340                                        75,340
                                             --------------------------------------------------------------------------------------
BALANCE AT JUNE 30, 2000                     87,433  $  874   $ 172,205   $ 365,684   $    (337)      200    $(2,089)  $  536,337
                                             ======================================================================================



    The accompanying notes are an integral part of the consolidated financial statements

                  CDW COMPUTER CENTERS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)


                                                                                  Six Months Ended June 30,
                                                                               -------------------------------
                                                                                 2000                   1999
                                                                               --------               --------

Cash flows from operating activities:

Net income                                                                    $  75,340               $ 41,999

Adjustments to reconcile net income to net cash provided by / (used in) operating activities:

      Depreciation                                                                4,529                 3,200
      Accretion of marketable securities                                         (1,495)               (1,382)
      Stock-based compensation expense                                              149                   252
      Allowance for doubtful accounts                                               700                   815
      Deferred income taxes                                                       1,020                   112
      Tax benefit from stock option and restricted stock transactions            63,072                 4,632

      Changes in assets and liabilities:
      Accounts receivable                                                       (75,256)              (61,835)
      Miscellaneous receivables                                                  (2,219)               (2,135)
      Merchandise inventory                                                     (26,532)              (16,672)
      Prepaid expenses                                                             (851)                  403
      Prepaid income taxes                                                      (16,386)                    -               -
      Accounts payable                                                           57,434                37,082
      Accrued compensation                                                        1,734                 2,813
      Accrued income taxes and other expenses                                   (10,932)                  866
      Accrued exit costs                                                            (83)                 (168)

      Net cash provided by operating activities                                  70,224                  9,982

Cash flows from investing activities:

      Purchases of available-for-sale securities                                (26,610)               (51,029)
      Redemptions of available-for-sale securities                               29,900                 27,091
      Purchases of held-to-maturity securities                                  (91,237)                (8,783)
      Redemptions of held-to-maturity securities                                 48,991                 48,431
      Investment in and advances to subsidiary                                   (6,211)                  (704)
      Purchase of property and equipment                                        (10,608)                (4,863)

      Net cash (used in) / provided by investing activities                     (55,775)                10,143

Cash flows from financing activities:

      Proceeds from exercise of stock options                                     6,792                  1,218

      Net cash provided by financing activities                                   6,792                  1,218

Net increase in cash                                                             21,241                 21,343

Cash and cash equivalents - beginning of period                                  19,747                  4,230

Cash and cash equivalents - end of period                                     $  40,988               $ 25,573

                   CDW COMPUTER CENTERS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (unaudited)

1.  Description of Business

     CDW Computer Centers, Inc. and its subsidiaries (collectively the "Company") are engaged in the distribution of brand name personal computers and related products primarily through direct marketing to end users within the United States. The Company's primary business is conducted from a combined sales, corporate office, warehouse and showroom facility located in Vernon
Hills, Illinois. The Company also operates sales offices in Buffalo Grove and Chicago, Illinois, a retail showroom in Chicago, Illinois and a government sales office in Lansdowne, Virginia.

     The Company extends credit to business, government and institutional customers under certain circumstances based upon the financial strength of the customer. Such customers are typically granted net 30 day credit terms. The balance of the Company's sales are made primarily through third-party credit cards and for cash-on-delivery.

2.  Summary of Significant Accounting Policies

Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles. Such principles were applied on a basis consistent with those reflected in the 1999 Annual Report on Form 10-K and documents incorporated therein as filed with the Securities and Exchange Commission. The accompanying financial data should be read in conjunction with the notes to consolidated financial statements contained in the 1999 Annual Report on Form 10-K and documents incorporated therein. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting solely of normal recurring accruals) necessary to present fairly the financial position of the Company as of June 30, 2000 and December 31,1999, the results of operations for the three and six months ended June 30, 2000 and 1999, the cash flows for the six months ended June 30, 2000 and 1999, and the changes in shareholders' equity for the six months ended June 30, 2000. The unaudited condensed consolidated statements of income for such interim periods are not necessarily indicative of results for the full year.

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

     On April 22, 2000, the Board of Directors of the Company approved a two-for-one stock split effected in the form of a stock dividend paid on June 21, 2000 to all common shareholders of record at the close of business on June 14, 2000. All per share and related amounts contained in these financial statements and notes have been adjusted to reflect the stock split.

3.  Marketable Securities

     The amortized cost and estimated fair values of the Company's investments in marketable securities at June 30, 2000, were (in thousands):

                                                                                  Gross
                                                                                Unrealized

                                                              Estimated          Holding           Amortized
                                                                         -------------------------
                                                             Fair Value     Gains      (Losses)      Cost
                                                             -------------------------------------------------
Security
Type

Available-for-sale:
      U.S. Government and Government Agency Securities          $ 27,840     $    11     $   (20)   $  27,849
                                                             -------------------------------------------------
      Total available-for-sale                                    27,840          11         (20)      27,849
                                                             -------------------------------------------------

Held to maturity:
      U.S. Government and Government Agency Securities            75,819          53         (64)      75,830
                                                             -------------------------------------------------
      Total held-to-maturity                                      75,819          53         (64)      75,830
                                                             -------------------------------------------------
Total marketable securities                                    $ 103,659     $    64     $   (84)   $ 103,679
                                                             =================================================


     The Company's investments in securities held-to-maturity at June 30, 2000 were all due in one year or less by contractual maturity. Estimated fair values of marketable securities are based on quoted market prices.

4.  Facilities & Exit Accrual

     In October 1999, the Company entered into a lease agreement for two floors of office space totaling approximately 72,000 square feet in Chicago, Illinois. In April 2000, the Company opened a sales office on one floor of the facility and opened on a second floor in July 2000. The lease provides for a ten year term, with certain expansion and renewal options.

     On June 19, 2000 the Company entered into a lease agreement for two additional floors of office space totaling approximately 72,000 square feet in Chicago, Illinois. The floors are located in a building adjacent to the Company's existing Chicago sales office. The Company plans to establish a sales office in the facility with the lease schedule commencing for one floor in the first quarter of 2001 and for the second floor in the third quarter of 2001. The Company plans to expend between $2 million and $3 million for computer and telecommunications equipment, furniture and improvements related to the facility. The lease provides for a ten year term with certain expansion and renewal options.

     On June 20, 2000 the Company entered into a lease agreement commencing on September 1, 2000, and ending in January 2002, for approximately 42,000 square feet of office space in Lincolnshire, Illinois. The Company plans to establish a sales office in the facility.

Minimum future rent payments for all the Company's lease obligations, including the new Chicago and Lincolnshire facilities are as follows (in thousands):

     Years Ended December 31,                              Amount
     ------------------------                              ------
     2000                                               $   1,764
     2001                                                   3,238
     2002                                                   3,197
     2003                                                   3,225
     2004                                                   2,453
     Thereafter                                            15,645
                                                -----------------
                                                        $  29,522
                                                =================

    In July 2000, the Company began construction of a 250,000 square foot warehouse at its Vernon Hills, Illinois campus. The new warehouse is scheduled for completion in the first quarter of 2001 and is estimated to cost between $12 million and $13 million for construction and equipment. Upon completion, the Company's total warehouse capacity will be approximately 450,000 square feet.

     The Company recorded a $4.0 million pre-tax non-recurring charge to operating results for exit costs relating to the Buffalo Grove facility in the first quarter of 1996. The exit costs consist primarily of the estimated cost to the Company of subleasing the vacated facility, including holding costs, the estimated costs of restoring the building to its original condition and certain asset write-offs resulting from the relocation. The Company reopened the office portion of the Buffalo Grove facility during the fourth quarter of 1998 as a sales office. Accordingly, the Company records a proportionate share of the rent and other operating costs to selling and administrative expenses. During the six months ended June 30, 2000, the Company charged approximately $298,000 against the exit accrual in cash payments for rent, real estate taxes and maintenance of the facility. This amount was offset by approximately $215,000 received for sub-lease payments and security deposits from a former sublessor of the Buffalo Grove Facility. During the comparable period of 1999, the Company charged approximately $168,000 against the exit accrual for similar costs.

     The Company sublet the warehouse and showroom portions of the Buffalo Grove facility to a third party for the period beginning June 15, 1999, and continuing through the end of the lease term on December 31, 2003. However, the sublessee terminated the lease in conjunction with its Chapter 11 case under the bankruptcy laws in the first quarter of 2000 and has since vacated the premises. The Company has elected to occupy an additional portion of the facility and is subleasing a portion of the remaining space. The Company will continue to evaluate the future use of the warehouse space and will adjust the remaining exit liability as necessary.

5.  Financing Arrangements

     The Company has an aggregate $50 million available pursuant to two $25 million unsecured lines of credit with two financial institutions. One line of credit expires in June 2001, at which time the Company intends to renew the line, and the other does not have a fixed expiration date. Borrowings under the first credit facility bear interest at the prime rate less 2 1/2%, LIBOR plus 1/2% or the federal funds rate plus 1/2%, as determined by the Company. Borrowings under the second credit facility bear interest at the prime rate less 2 1/2%, LIBOR plus .45% or the federal funds rate plus .45%, as determined by the Company. At June 30, 2000, there were no borrowings under either of the credit facilities.

     The Company has entered into security agreements with certain financial institutions ("Flooring Companies") in order to facilitate the purchase of inventory from various suppliers under certain terms and conditions. The agreements allow for a maximum credit line of $83.0 million collateralized by inventory purchases financed by the Flooring Companies. At June 30, 2000, all amounts owed the Flooring Companies are included in trade accounts payable.

 6.  Earnings Per Share

     At June 30, 2000 the Company had outstanding common shares totaling approximately 87,233,000. The Company has also granted options to purchase common shares to the directors and coworkers of the Company under several stock option plans. These options have a dilutive effect on the calculation of earnings per share. The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations as required by SFAS 128.

                                                  Three Months Ended                  Six Months Ended
                                                       June 30,                           June 30,
                                              ----------------------------       ----------------------------
                                                     2000            1999               2000            1999
                                              ------------    ------------       ------------    ------------

     Basic earnings per share:
     Income available to

          common shareholders (numerator)        $ 40,049        $ 22,301           $ 75,340        $ 41,999
                                              ------------    ------------       ------------    ------------
     Weighted average common

          shares outstanding (denominator)         86,951          86,236             86,763          86,188
                                              ------------                                       ------------
                                                              ------------       ------------
     Basic earnings per share                    $   0.46         $  0.26           $   0.87         $  0.49
                                              ============    ============       ============    ============

     Diluted earnings per share:
     Income available to

          common shareholders (numerator)        $ 40,049        $ 22,301           $ 75,340        $ 41,999
                                              ------------    ------------       ------------    ------------
     Weighted average common

          shares outstanding                       86,951          86,236             86,763          86,188
     Effect of dilutive securities:
          Options on common stock                   4,203           1,614              3,549           1,620
                                              ------------    ------------       ------------    ------------
     Total common shares and dilutive
     securities (denominator)                      91,154          87,850             90,312          87,808
                                              ------------    ------------       ------------    ------------
     Diluted earnings per share                  $   0.44         $  0.25           $   0.83         $  0.48
                                              ============    ============       ============    ============

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

Financial Information                                               Percentage of Net Sales
                                                   --------------------------------------------------------
                                                      Three Months Ended              Six Months Ended
                                                           June 30,                       June 30,
                                                   --------------------------    --------------------------
                                                        2000        1999               2000        1999
                                                        ----        ----               ----        ----
Net sales                                              100.0 %     100.0 %            100.0 %     100.0 %
Cost of sales                                           87.0        87.5               87.2        87.5

                                                   -------------------------     --------------------------
Gross profit                                            13.0        12.5               12.8        12.5
Selling and administrative expenses                      6.2         6.5                6.1         6.6
                                                   -------------------------     --------------------------
Income from operations                                   6.8         6.0                6.7         5.9
Other income, net                                        0.2         0.2                0.2         0.2
                                                   -------------------------     --------------------------
Income before income taxes                               7.0         6.2                6.9         6.1
Income tax provision                                     2.8         2.5                2.7         2.4
                                                   -------------------------     --------------------------
Net income                                               4.2 %       3.7 %              4.2 %       3.7 %
                                                   =========================     ==========================

The following table sets forth for the periods indicated a summary of certain of the Company's operating statistics:


Operating Statistics                                  Three Months Ended              Six Months Ended
                                                            June 30,                      June 30,
                                                   --------------------------    --------------------------
                                                        2000        1999               2000           1999
                                                        ----        ----               ----           ----
Number of invoices processed                         925,474     679,791          1,845,557      1,357,444
Average invoice size                                  $1,065        $928             $1,026           $884
Number of account managers, end of period                853         617
Commercial customers serviced                        135,309     117,546            203,260        178,111
Commercial customers serviced - trailing 12 months   300,226     276,311
% of sales to commercial customers                        96%         93%                96%            92%
Annualized inventory turns                                23          26                 23             27
Accounts receivable days sales outstanding                29          33                 31             34

     The following table presents net sales by product line as a percentage of total net sales. Product classifications are based upon internal product code classifications and are retroactively adjusted for the addition of new categories but not for changes in individual product categorization.

                                                Three Months Ended         Six Months Ended
          Analysis of Product Mix                    June 30,                  June 30,
                                                  2000      1999           2000        1999
                                                --------------------------------------------
          Notebook & Laptop Computers             19.6 %   20.1 %           21.0  %   19.6 %
          Desktop Computers and Servers           15.3     15.2             15.1      15.5
          Subtotal Computer Products              34.9     35.3             36.1      35.1
          Data Storage Devices                    13.2     10.3             12.0      10.2
          Software                                12.2     13.8             11.8      13.4
          Printers                                11.2     11.1             10.5      11.6
          Net/Comm Products                       10.0      9.4              9.8       9.4
          Video                                    7.7      7.3              7.7       7.3
          Add-On Boards/Memory                     6.3      4.5              6.1       4.6
          Supplies, Accessories and Other          4.5      8.3              6.0       8.4
                                                --------------------------------------------
          Total                                  100.0 %  100.0 %          100.0 %   100.0 %
                                                ============================================

Three months ended June 30, 2000 compared to three months ended June 30, 1999

     Net sales in the second quarter of 2000 increased 57.9% to a record $943.3 million compared to $597.6 million in the second quarter of 1999. The growth in net sales is primarily attributable to a higher concentration of commercial accounts, a higher level of sales per active account and increases in the average invoice size and number of invoices processed. Sales to commercial accounts, including business, government, educational and institutional customers, increased to 96.3% of net sales in the second quarter of 2000 from 93.0% in the second quarter of 1999. The number of active commercial customers increased 15.1% to 135,000 in the second quarter of 2000 from 117,000 in the second quarter of 1999. For the three months ended June 30, 2000, the average invoice size increased 14.7% to $1,065 and the number of invoices processed increased 36.1% to 925,000.

     The average selling price of desktop and server CPU's increased 8.8% and the average selling price of notebook CPU's increased 4.7% from the second quarter of 1999. The Company believes there may be future decreases in prices for personal computers and related products. Such decreases require the Company to sell more units in order to maintain or increase the level of sales. The Company's sales growth rate and operating results could be adversely affected by future manufacturer price reductions or if the Company's sales and marketing efforts fail to increase the level of unit sales. Sales of Compaq, Hewlett Packard, IBM, Microsoft and Toshiba products comprise a substantial portion of the Company's sales. The loss of any of these, or any other key vendors, could have an adverse effect on the Company's results from operations. The statement concerning future prices, sales and results from operations are forward looking statements that involve certain risks and uncertainties such as stated above.

     The fastest growing product categories in terms of sales dollars and the respective growth rates in the second quarter of 2000 compared to the second quarter of 1999 were:

             Product Category                Growth Rate
             ----------------                -----------
Add-On Boards & Memory                           122.3%
Data Storage Devices                             104.0%
Network and Communication Products                67.8%
Video                                             66.3%
Input Devices                                     64.3%

     Demand for certain products and the growth of certain product categories are driven by advances in technology and the development of new products and applications by the industry manufacturers, and acceptance of these new technologies and products by end-users. Any slowdown in the rate of technological advancement and new product development by industry manufacturers could have a material adverse effect on the Company's future sales growth.

     Gross profit as a percentage of net sales for the three months ended June 30, 2000 increased to 13.0% as compared to 12.5% in the second quarter of 1999. On a forward-looking basis, future gross profit margins may decline from recent levels. The statement concerning future gross profit is a forward looking statement that involves certain risks and uncertainties such as the continued participation by vendors in inventory price protection and rebate programs, product mix, market conditions and other factors which could result in a fluctuation of gross margins below recent experience. Price protection and rebate programs are at the discretion of the manufacturers, who may make changes that limit the amount of price protection or rebates for which the Company is eligible. Such changes could have a negative impact on gross margin in future periods. Additionally, vendor rebate programs are generally dependent on achieving certain goals and objectives and there is no certainty that the established goals and objectives will be attained.

     Selling and administrative expenses, which include net advertising expense and other selling administrative expenses declined to 6.2% of net sales in the three months ended June 30, 2000 from 6.5% in the same period of 1999.

     Net advertising expense decreased as a percentage of net sales to 0.47% for the three months ended June 30, 2000 from 0.57% in the same quarter of the prior year. Gross advertising expense increased $6.0 million, while decreasing as a percentage of net sales to 2.4% from 2.8% in the second quarter of 1999. The Company decreased catalog circulation and the number of national advertising pages versus the prior year while expanding its spending on its corporate branding campaign and other direct marketing activities. Based upon the Company's planned marketing initiatives, future levels of gross advertising expense as a percentage of net sales are likely to be relatively consistent with or higher than the level achieved in the second quarter of 2000. Cooperative advertising reimbursements decreased as a percentage of net sales to 1.9% of net sales in the second quarter of 2000 from 2.2% in the second quarter of 1999. Cooperative advertising reimbursements as a percentage of net sales may fluctuate in future periods depending on the level of vendor participation achieved and collection experience. The statements concerning future advertising expense and cooperative advertising reimbursements are forward looking statements that involve certain risks and uncertainties, including the ability to identify and implement cost effective incremental advertising and marketing programs, as well as the continued participation of vendors in the cooperative advertising reimbursement program.

     Other selling and administrative costs decreased to 5.7% of net sales in the second quarter of 2000 from 5.9% in the same period of 1999. The decline resulted from decreases in non-sales payroll and related coworker costs, all as a percentage of net sales. As of June 30, 2000, there were 853 sales account managers, an increase of 38.3% from 617 sales account managers as of June 30, 1999. Approximately 75% of the 853 sales account managers had less than 24 months experience and 55% had fewer than 12 months, as compared to 74% and 52% at June 30, 1999. The Company plans to increase the number of sales account managers to approximately 1,100 by December 31, 2000. As a result of the planned expansion of the sales force, the new sales offices and the new warehouse, the Company's selling and administrative costs may increase as a percentage of net sales in future periods.

     The Company has recently entered into lease agreements for sales office space, primarily in downtown Chicago, Illinois. The following table summarizes these lease agreements and the anticipated financial impact (see Footnote 4 to the financial statements for further discussion):

                                       Planned                           Aggregate Future      Anticipated
                     Square             Lease                Lease            Minimum            Capital
     Location       Footage         Commencement              Term        Lease Payments      Expenditures
---------------------------------------------------------------------------------------------------------------
120 S. Riverside
Chicago, IL            72,000         2nd Quarter, 2000         10 years     $12.1 million    $8 - $10 million

10 S. Riverside
                                      1st and
Chicago, IL            72,000         2nd Quarter, 2001         10 years     $14.1 million    $2 - $3 million

Lincolnshire, IL       42,000         3rd Quarter, 2000         17 months         $710,000    Not significant



     In the first quarter of 2000, the Compensation and Stock Option Committee approved a new format for executive incentive compensation, which was approved by shareholders at the Annual Meeting of Shareholders on May 24, 2000. Under the new format, the committee eliminated the executive incentive bonus pool and created the Senior Management Incentive Plan ("SMIP") for all officers and other senior management personnel. The SMIP provides for targeted levels of incentive compensation based upon the percentage increase in operating income over the prior year. Although operating income increased in the second quarter of 2000, expense recognized under the new program was lower as a percentage of net sales than all incentive compensation for the same group in the prior year.

     Interest income, net of other expenses, increased to $2.0 million in the second quarter of 2000 compared to $853,000 in the second quarter of 1999.

     The effective income tax rate, expressed as a percentage of income before income taxes, was 39.6% for the three months ended June 30, 2000 and 1999.

     Net income for the three months ended June 30, 2000, was $40.0 million, a 79.6% increase over $22.3 million for the three months ended June 30, 1999. Diluted earnings per share was $0.44 for the three months ended June 30, 2000 and $0.25 in the same period of 1999, an increase of 76.0%. All per share amounts have been adjusted to reflect the two-for-one stock split effected in the form of a stock dividend paid on June 21, 2000.

Six months ended June 30, 2000 compared to Six months ended June 30, 1999

     Net sales for the first six months of 2000 increased 59.0% to a record $1.8 billion compared to $1.1 billion in the same period of 1999. The growth in net sales is primarily attributable to a higher concentration of commercial accounts, a higher level of sales per active account and increases in the average invoice size and number of invoices processed. Sales to commercial accounts, including business, government, educational and institutional customers, increased to 95.5% of net sales for the first six months of 2000 from 91.9% in the same period of 1999. The number of active commercial customers increased 14.1% to 203,000 in the first half of 2000 from 178,000 in the same period of 1999. For the six months ended June 30, 2000, the average invoice size increased 16.0% to $1,026 and the number of invoices processed increased 36.0% to 1,846,000. Notebook computers continue to represent the largest component of the Company's product mix.

     The average selling price of desktop and server CPU's increased 8.4% and the average selling price of notebook CPU's increased 7.3% from the first half of 1999. The Company believes there may be future decreases in prices for personal computers and related products. Such decreases require the Company to sell more units in order to maintain or increase the level of sales. The Company's sales growth rate and operating results could be adversely affected by future manufacturer price reductions or if the Company's sales and marketing efforts fail to increase the level of unit sales. Sales of Compaq, Hewlett Packard, IBM, Microsoft and Toshiba products comprise a substantial portion of the Company's sales. The loss of any of these, or any other key vendors, could have an adverse effect on the Company's results from operations. The statement concerning future prices, sales and results from operations are forward looking statements that involve certain risks and uncertainties such as stated above.

     The fastest growing product categories in terms of sales dollars and the respective growth rates for the six months ended June 30, 2000, compared to the first half of 1999 were:

             Product Category                Growth Rate
             ----------------                -----------
Add-On Boards & Memory                           114.4%
Data Storage Devices                              90.1%
Notebook and Laptop Computers                     72.1%
Video                                             68.3%
Network and Communication Products                66.0%

     Demand for certain products and the growth of certain product categories are driven by advances in technology and the development of new products and applications by the industry manufacturers, and acceptance of these new technologies and products by end-users. Any slowdown in the rate of technological advancement and new product development by industry manufacturers could have a material adverse effect on the Company's future sales growth.

     Gross profit as a percentage of net sales for the six months ended June 30, 2000 increased to 12.8% as compared to 12.5% same period in 1999. On a forward-looking basis, future gross profit margins may decline from recent levels. The statement concerning future gross profit is a forward looking statement that involves certain risks and uncertainties such as the continued participation by vendors in inventory price protection and rebate programs, product mix, market conditions and other factors which could result in a fluctuation of gross margins below recent experience. Price protection and rebate programs are at the discretion of the manufacturers, who may make changes that limit the amount of price protection or rebates for which the Company is eligible. Such changes could have a negative impact on gross margin in future periods. Additionally, vendor rebate programs are generally dependent on achieving certain goals and objectives and there is no certainty that the established goals and objectives will be attained.

     Selling and administrative expenses, which include net advertising expense and other selling administrative expenses declined to 6.1% of net sales in the six months ended June 30, 2000 from 6.6% in the same period of 1999.

     Net advertising expense decreased as a percentage of net sales to 0.48% for the six months ended June 30, 2000 from 0.67% in the same period of the prior year. Gross advertising expense increased $11.7 million, while decreasing as a percentage of net sales to 2.4% from 2.8% for the six months ended of 1999. The Company decreased catalog circulation and the number of national advertising pages versus the prior year while expanding its spending on its corporate branding campaign and other direct marketing activities. Based upon the Company's planned marketing initiatives, future levels of gross advertising expense as a percentage of net sales are likely to be relatively consistent with or higher than the level achieved for the six months ended June 30, 2000. Cooperative advertising reimbursements decreased as a percentage of net sales to 1.9% of net sales for the first six months of 2000 from 2.1% in the same period of 1999. Cooperative advertising reimbursements as a percentage of net sales may fluctuate in future periods depending on the level of vendor participation achieved and collection experience. The statements concerning future advertising expense and cooperative advertising reimbursements are forward looking statements that involve certain risks and uncertainties, including the ability to identify and implement cost effective incremental advertising and marketing programs, as well as the continued participation of vendors in the cooperative advertising reimbursement program.

     Other selling and administrative costs decreased to 5.6% of net sales for the first six months of 2000 from 5.9% in the same period of 1999. The decline resulted from decreases in non-sales payroll, related coworker costs and occupancy costs, all as a percentage of net sales. As of June 30, 2000, there were 853 sales account managers, an increase of 38.3% from 617 sales account managers as of June 30, 1999. Approximately 75% of the 853 sales account managers had less than 24 months experience and 55% had fewer than 12 months, as compared to 74% and 52% at June 30, 1999. The Company plans to increase the number of sales account managers to approximately 1,100 by December 31, 2000.

     In the first quarter of 2000 the Compensation and Stock Option Committee approved a new format for executive incentive compensation, which was approved by shareholders at the Annual Meeting of Shareholders on May 24, 2000. Under the new format, the committee eliminated the executive incentive bonus pool and created the Senior Management Incentive Plan ("SMIP") for all officers and other senior management personnel. The SMIP provides for targeted levels of incentive compensation based upon the percentage increase in operating income over the prior year. Although operating income increased in the first six months of 2000, expense recognized under the new program was lower as a percentage of net sales than all incentive compensation for the same group in the prior year.

     Interest income, net of other expenses, increased to $3.6 million in the first six months of 2000 compared to $1.8 million in the same period of 1999.

     The effective income tax rate, expressed as a percentage of income before income taxes, was 39.6% for the six months ended June 30, 2000 and 1999.

     Net income for the six months ended June 30, 2000, was $75.3 million, a 79.4% increase over $42.0 million for the six months ended June 30, 1999. Diluted earnings per share was $0.83 for the six months ended June 30, 2000 and $0.48 in the same period of 1999, an increase of 72.9%. All per share amounts have been adjusted to reflect the two-for-one stock split effected in the form of a stock dividend paid on June 21, 2000.

Seasonality

     Although the Company has historically experienced variability in the rates of sales growth, it has not historically experienced seasonality in its business. However, the buying patterns of government customers typically result in seasonally high revenues during the third quarter of the year. If sales to these customers increase as a percentage of overall sales, the Company may experience some seasonality.

Liquidity and Capital Resources

Working Capital

     The Company has historically financed its operations and capital expenditures primarily through cash flow from operations and public offerings of common stock. At June 30, 2000, the Company had cash, cash equivalents and marketable securities of $144.7 million and working capital of $474.2 million, representing an increase of $61.7 million in cash, cash equivalents and marketable securities and an increase of $134.1 million in working capital from December 31, 1999.

     The Company has an aggregate $50 million available pursuant to two $25 million unsecured lines of credit with two financial institutions, one which expires in June 2001, at which time the Company intends to renew the line, and another which does not have a fixed expiration date. Borrowings under the first credit facility bear interest at the prime rate less 2 1/2%, LIBOR plus 1/2% or the federal funds rate plus 1/2%, as determined by the Company. Borrowings under the second credit facility bear interest at the prime rate less 2 1/2%, LIBOR plus .45% or the federal funds rate plus .45%, as determined by the Company. At June 30, 2000, there were no borrowings against either of the credit facilities.

     The Company's current and anticipated uses of its cash, cash equivalents and marketable securities are to fund the growth in working capital and capital expenditures necessary to support future growth in sales. The Company believes that the funds held in cash, cash equivalents and marketable securities, and funds available under the credit facilities will be sufficiento fund the Company's working capital and cash requirements at least through June 30, 2001.

Cash flows for the six months ended June 30, 2000

     Net cash provided by operating activities for the six months ended June 30, 2000, was $70.2 million. The primary factors that historically affect the Company's cash flows from operations are accounts receivable, merchandise inventory and accounts payable. In addition, in the first six months of 2000 the Company recorded a tax benefit of $63.1 million as a result of the exercise of stock options and vesting of restricted stock by coworkers during the period which resulted in a prepaid income tax balance as of June 30, 2000 of $16.4 million. The increase in accounts receivable increased due to sales volume and an increase to 75.3% in the percentage of net sales generated from commercial accounts with open credit terms for the six months ended June 30, 2000 from 68.9% for the same period of 1999. Days sales outstanding at June 30, 2000 was
30.7 as compared to 28.6 at December 31, 1999. Inventory increased during the period in response to increased sales volume and higher levels of inventory in-transit. Annualized inventory turnover decreased to approximately 23 times for the six months ended June 30, 2000 from 27 for the six months ended June 30, 1999. The increase in accounts payable reflects the increase in inventory levels as well as the timing of payments to vendors at the end of the respective periods.

     Net cash used in investing activities for the six months ended June 30, 2000 was $55.8 million, including $39.0 million for investments in marketable securities, $10.6 million used for capital expenditures and $6.2 million used for loans to CDW Leasing, L.L.C. (CDW-L). The capital expenditures made by the Company were primarily related to the purchase of furniture, data processing and telephone equipment for the new Chicago, Illinois sales office. The funds advanced to CDW-L relate primarily to funds loaned to the subsidiary pursuant to a secured loan agreement to fund new leases initiated by CDW-L.

     Certain statements included in Management's Discussion and Analysis of Financial Condition and Results of Operations concerning the Company's sales growth, gross profit as a percentage of sales, advertising expense and cooperative advertising reimbursements are forward-looking statements that involve certain risks and uncertainties, as specified herein.

Item 3.       Quantitative and Qualitative Disclosures About Market Risk

              There has been no material change from the information provided in
              Item 7a of the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

Part II       Other Information

Item 1.       Legal Proceedings

              The Company is currently not a party to any material legal proceedings.

Item 4.       Submission of Matters to a Vote of Security Holders

  (a)      The Company held an annual meeting of Shareholders on May 24, 2000.

  (b)      The names of all Directors of the Company are set forth in (c) below.

  (c) Five matters were voted upon and approved by the Shareholders. The presentation below briefly describes the matter voted upon and results of Shareholders' votes.

   1.         Election of Directors

                            Votes For    Votes Against        Abstentions
By Nominee
- Michael P. Krasny        32,724,933           25,715                  -
- Gregory C. Zeman         32,724,933           25,715                  -
- Daniel B. Kass           32,724,933           25,715                  -
- Joseph Levy, Jr.         32,724,933           25,715                  -
- Michelle L. Collins      32,724,933           25,715                  -
- Casey G. Cowell          32,724,933           25,715                  -
- Donald P. Jacobs         32,724,933           25,715                  -
- Brian E. Williams        32,724,933           25,715                  -



   2.         Ratification of Selection of Independent Accountants

              The selection of PricewaterhouseCoopers LLP, independent public accountants, as auditors of the Company for the year ended December 31, 2000.

                           Votes For      Votes Against       Abstentions

                          32,674,659              9,316            66,673

   3.         Proposal to Increase Authorized Number of Shares of Common Stock

              The approval of an amendment of the Company's Articles of Incorporation to increase the number of authorized shares of common stock from 75,000,000 to 500,000,000.

            Votes For      Votes Against       Abstentions
           28,019,287          4,663,862            67,499

   4.         Proposal to Approve the CDW 2000 Incentive Stock Option Plan

              The approval of the CDW Incentive Stock Option Plan for 2000.

            Votes For      Votes Against       Abstentions            Unvoted
           24,796,804          4,397,637            82,120          3,474,087

   5.         Proposal to Approve the CDW Senior Management Incentive Plan

              The approval of the new CDW Senior Management Incentive Plan.

            Votes For      Votes Against       Abstentions            Unvoted
           28,602,032            590,206            84,323          3,474,087


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

Item 6.       Exhibits and Reports on Form 8-K

(a)      Exhibits:

         10 (bbb) Revolving Note between the Company and LaSalle National Bank dated June 28, 2000

         10 (ccc) Lease Agreement dated June 19, 2000 between the Company as Lessee and Solano Associates as Lessor relating to the office space located at 120 S. Riverside Plaza, Chicago, Illinois

         27 (a)    Financial Data Schedule (for the three months ended
                   June 30, 2000)


(b)      Reports on Form 8-K:

         There were no reports on Form 8-K filed for the three months ended June 30, 2000.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                      CDW Computer Centers, Inc.
                                                      (Registrant)


             Date     August 10, 2000                 /s/ Harry J. Harczak, Jr.
                      ---------------------           --------------------------
                                                      Harry J. Harczak, Jr.
                                                      Chief Financial  Officer &
                                                      Treasurer

             Date     August 10, 2000                 /s/ Sandra M. Rouhselang
                      ---------------------           --------------------------
                                                      Sandra M. Rouhselang
                                                      Controller

                                Index to Exhibits

10 (bbb) REVOLVING NOTE BETWEEN THE COMPANY AND LASALLE NATIONAL BANK DATED JUNE 28, 2000

10 (ccc) LEASE AGREEMENT DATED JUNE 19, 2000 BETWEEN THE COMPANY AS LESSEE AND SOLANO ASSOCIATES AS LESSOR

27         Financial Data Schedule