Form 10-Q
period 2000-09-30
CDW COMPUTER CENTERS INC
filed 2000-11-13
CIK 899171

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-Q
 (Mark One)

X QUARTERLY  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
  ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000 OR

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

As of November 13, 2000, 87,454,771 common shares were issued and 87,254,771 were outstanding.

                                            CDW COMPUTER CENTERS, INC.

                                TABLE OF CONTENTS

                                                                      Page No.
                                                                    -----------

PART I.   Financial Information

 Item 1.    Financial Statements (unaudited):

            Condensed Consolidated Balance Sheets -
            September 30, 2000 and December 31, 1999                      1

            Condensed Consolidated Statements of Income -
            Three and nine months ended  September 30, 2000 and 1999      2

            Condensed Consolidated Statement of Shareholders' Equity -
            Nine months ended September 30, 2000                          3

            Condensed Consolidated Statements of Cash Flows -
            Nine months ended September 30, 2000 and 1999                 4

            Notes to Condensed Consolidated Financial Statements        5 - 8


 Item 2.    Management's Discussion and Analysis of
            Financial Condition and Results of Operations               9 - 16

 Item 3.    Quantitative and Qualitative Disclosures About Market Risk    17

PART II.  Other Information

 Item 1.    Legal Proceedings                                             17
 Item 6.    Exhibits and Reports on Form 8-K                              17

            Signatures                                                    18

PART I.  FINANCIAL INFORMATION
ITEM I.  FINANCIAL STATEMENTS

                   CDW COMPUTER CENTERS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)
                                  (unaudited)

                                                          September 30,              December 31,
                                                              2000                       1999
                                                        ---------------            ---------------
ASSETS
Current assets :

     Cash and cash equivalents                               $ 20,557                   $ 19,747
     Marketable securities                                    126,576                     63,228
     Accounts receivable, net of allowance for doubtful
       accounts of $6,000 and $4,300, respectively            348,956                    230,190
     Merchandise inventory                                    165,944                    126,217
     Miscellaneous receivables                                 16,458                      7,589
     Deferred income taxes                                      6,702                      6,702
     Prepaid expenses                                           2,186                      1,375

     Total current assets                                     687,379                    455,048

Property and equipment, net                                    51,844                     39,429
Investment in and advances to subsidiary                        5,294                      6,499
Deferred income taxes and other assets                          3,922                      4,939

     TOTAL ASSETS                                           $ 748,439                  $ 505,915
                                                   ==================         ==================


LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities :
     Accounts payable                                       $ 107,972                   $ 65,657
     Accrued expenses :
     Compensation                                              33,602                     27,339
     Exit costs                                                 2,000                      2,219
     Income taxes                                              12,233                     11,960
     Other                                                     10,372                      7,756

     Total current liabilities                                166,179                    114,931

Commitments and contingencies

Shareholders' equity :
     Preferred shares, $1.00 par value; 5,000 shares
     authorized; none issued                                        -                          -
     Common shares, $ .01 par value; 500,000 shares
     authorized; 87,445 and 86,678 shares
     issued, respectively                                         874                        866
     Paid-in capital                                          173,131                    102,338
     Retained earnings                                        410,614                    290,344
     Unearned compensation                                       (270)                      (475)
                Subtotal shareholders' equity                 584,349                    393,073

     Less cost of common shares in treasury, 200 shares        (2,089)                    (2,089)

     Total shareholders' equity                               582,260                    390,984

     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY             $ 748,439                  $ 505,915
                                                   ==================         ==================

The accompanying notes are an integral part of the consolidated financial statements.

                  CDW COMPUTER CENTERS, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (in thousands, except per share data)
                                   (unaudited)


                                                      Three Months Ended                            Nine Months Ended
                                                         September 30,                                September 30,
                                           -------------------------------------       ----------------------------------------
                                                  2000                1999                    2000                    1999
                                           -----------------   ------------------       -----------------    ------------------
 Net sales                                 $      1,028,051     $        683,012        $     2,835,381       $     1,819,972
 Cost of sales                                      896,917              597,398              2,472,813             1,591,705
                                           -----------------    ------------------      -----------------    ------------------
 Gross profit                                       131,134               85,614                362,568               228,267
 Selling and administrative expenses                 59,358               43,523                169,630               118,423
                                           -----------------    ------------------      -----------------    ------------------
 Income from operations                              71,776               42,091                192,938               109,844
 Interest income                                      2,734                1,363                  6,654                 3,366
 Other expense, net                                    (123)                 (96)                  (470)                 (317)
                                           -----------------    ------------------     ------------------    ------------------
 Income before income taxes                          74,387               43,358                199,122               112,893
 Income tax provision                                29,457               17,170                 78,852                44,706
                                           -----------------    ------------------     ------------------    ------------------
 Net income                                $         44,930     $         26,188        $       120,270      $         68,187
                                           =================    ==================     ==================    ==================
 Earnings per share Basic                  $           0.52     $           0.30        $          1.38      $           0.79
                                           =================    ==================     ==================    ==================
   Diluted                                 $           0.49     $           0.30        $          1.32      $           0.78
                                           =================    ==================     ==================    ==================

 Weighted average number of
 common shares outstanding
   Basic                                             87,236               86,300                 86,858                86,208
                                           =================    ==================     ==================    ==================
   Diluted                                           91,872               88,216                 90,832                87,944
                                           =================    ==================     ==================    ==================

The accompanying notes are an integral part of the consolidated financial statements.

                  CDW COMPUTER CENTERS, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                 (in thousands)
                                   (unaudited)

                                                                                                                               Total
                                        Common Shares                       Retained    Unearned    Treasury Shares    Shareholders'
                                      Shares    Amount  Paid-in Capital     Earnings Compensation   Shares    Amount          Equity
Balance at December 31, 1999           86,678    $ 866        $ 102,338    $ 290,344      $ (475)      200  $ (2,089)      $ 390,984
MPK Restricted Stock Plan forfeitures                               (15)                      15                                   -
Amortization of unearned compensation                                                        190                                 190
Compensatory stock option grants                                     26                                                           26
Exercise of stock options                 767        8            6,909                                                        6,917
Tax benefit from stock option and
   restricted stock transactions                                63,873                                                        63,873
Net income                                                                   120,270                                         120,270
Balance at September 30, 2000          87,445    $ 874        $ 173,131    $ 410,614      $ (270)      200  $ (2,089)      $ 582,260
                                    ================================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

                  CDW COMPUTER CENTERS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                        Nine Months Ended September 30,
                                                                           2000                 1999
Cash flows from operating activities:
Net income                                                              $ 120,270             $ 68,187
Adjustments to reconcile net income to net cash provided
by operating activities:
       Depreciation                                                         7,316                5,143
       Accretion of marketable securities                                  (2,346)              (2,184)
       Stock-based compensation expense                                       216                  288
       Allowance for doubtful accounts                                      1,700                1,115
       Deferred income taxes                                                1,028                  698
       Tax benefit from stock option and restricted stock transactions     63,873               11,681

       Changes in assets and liabilities:
       Accounts receivable                                               (120,466)             (91,507)
       Miscellaneous receivables and other assets                          (8,626)                (491)
       Merchandise inventory                                              (39,727)             (22,750)
       Prepaid expenses                                                      (822)                 191
       Accounts payable                                                    42,315               57,589
       Accrued compensation                                                 6,263                4,276
       Accrued income taxes and other expenses                              2,889               (4,092)
       Accrued exit costs                                                    (219)                (453)

       Net cash provided by operating activities                           73,664               27,691

Cash flows from investing activities:
       Purchases of available-for-sale securities                         (40,562)             (66,703)
       Redemptions of available-for-sale securities                        45,900               44,292
       Purchases of held-to-maturity securities                          (130,781)             (50,020)
       Redemptions of held-to-maturity securities                          64,441               64,511
       Investment in and advances to subsidiary                           (15,477)              (3,286)
       Repayment of advances from subsidiary                               16,439                  631
       Purchase of property and equipment                                 (19,731)              (6,596)

       Net cash used in investing activities                              (79,771)             (17,171)

Cash flows from financing activities:

       Proceeds from exercise of stock options                              6,917                1,546

       Net cash provided by financing activities                            6,917                1,546

Net increase in cash                                                          810               12,066

Cash and cash equivalents - beginning of period                            19,747                4,230

Cash and cash equivalents - end of period                                $ 20,557             $ 16,296
                                                                 ================     ================

The accompanying notes are an integral part of the consolidated financial statements.

                   CDW COMPUTER CENTERS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


1.  Description of Business

     CDW Computer Centers, Inc. and its subsidiaries (collectively the "Company") are engaged in the distribution of brand name personal computers and related products primarily through direct marketing to end users within the United States. The Company's primary business is conducted from a combined sales, corporate office, warehouse and showroom facility located in Vernon
Hills, Illinois. The Company also operates sales offices in Buffalo Grove, Lincolnshire and Chicago, Illinois, a retail showroom in Chicago, Illinois and a government sales office in Lansdowne, Virginia.

     The Company extends credit to business, government and institutional customers under certain circumstances based upon the financial strength of the customer. Such customers are typically granted net 30 day credit terms. The balance of the Company's sales are made primarily through third-party credit cards and for cash-on-delivery.

2.  Summary of Significant Accounting Policies

Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States. Such principles were applied on a basis consistent with those reflected in the 1999 Annual Report on Form 10-K and documents incorporated therein as filed with the Securities and Exchange Commission. The accompanying financial data should be read in conjunction with the notes to consolidated financial statements contained in the 1999 Annual Report on Form 10-K and documents incorporated therein. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting solely of normal recurring accruals) necessary to present fairly the financial position of the Company as of September 30, 2000 and December 31,1999, the results of operations for the three and nine months ended September 30, 2000 and 1999, the cash flows for the nine months ended September 30, 2000 and 1999, and the changes in shareholders' equity for the nine months ended September 30, 2000. The unaudited condensed consolidated statements of income for such interim periods are not necessarily indicative of results for the full year.

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


3.  Marketable Securities

     The amortized cost and estimated fair values of the Company's investments in marketable securities at September 30, 2000, were (in thousands):

                                                                                  Gross
                                                                                Unrealized
                                                              Estimated          Holding           Amortized
                                                                         -------------------------
                                                             Fair Value     Gains      (Losses)      Cost
                                                             -------------------------------------------------
Security
Type
Available-for-sale:
      U.S. Government and Government Agency Securities         $  25,877    $      5     $    (9)   $  25,881
                                                             -------------------------------------------------
      Total available-for-sale                                    25,877           5          (9)      25,881
                                                             -------------------------------------------------

Held to maturity:
      U.S. Government and Government Agency Securities           100,786         110         (19)     100,695
                                                             -------------------------------------------------
      Total held-to-maturity                                     100,786         110         (19)     100,695
                                                             -------------------------------------------------
Total marketable securities                                    $ 126,663    $    115     $   (28)   $ 126,576
                                                             =================================================


      Estimated fair values of marketable securities are based on quoted market prices. The Company's investments in securities held-to-maturity at September 30, 2000 by contractual maturity were:

                                                    Estimated      Amortized
                                                   Fair Value        Cost
                                                 -------------- --------------
    Due in one year or less                           $ 99,775       $ 99,684
    Due in greater than one year                         1,011          1,011
                                                 -------------- --------------
    Total held-to-maturity                           $ 100,786      $ 100,695
                                                 ============== ==============


4.  Facilities & Exit Accrual

     In October 1999, the Company entered into a lease agreement for two floors of office space totaling approximately 72,000 square feet in Chicago, Illinois. In April 2000, the Company opened a sales office on one floor of the facility and opened on a second floor in July 2000. The lease provides for a ten year term, with certain expansion and renewal options.

     In June 2000, the Company entered into a lease agreement for two additional floors of office space totaling approximately 72,000 square feet in Chicago, Illinois. The floors are located in a building adjacent to the Company's existing Chicago sales office. The Company plans to establish a sales office in the facility with the lease schedule commencing for one floor in the first quarter of 2001 and for the second floor in the third quarter of 2001. The
Company plans to expend between $3 million and $4 million for computer and telecommunications equipment, furniture and improvements related to the facility. The lease provides for a ten year term with certain expansion and renewal options.

     In June 2000, the Company entered into a short term lease agreement commencing on September 1, 2000, and ending on January 31, 2002, for approximately 42,000 square feet of office space in Lincolnshire, Illinois. The Company opened a sales office in the facility in October 2000.

     In October 2000, the Company entered into a ten-year lease agreement, commencing March 1, 2001, for an office building totaling approximately 156,000 square feet in Mettawa, Illinois. The building is located within five miles of the Company's headquarters in Vernon Hills, Illinois and will house sales, customer service, training and sales recruiting personnel. The Company plans to expend between $5 million and $6 million for computer and telecommunications equipment, furniture and improvements related to the facility.

Minimum future rent payments for all the Company's lease obligations, including the new Chicago, Lincolnshire and Mettawa facilities are as follows (in thousands):

             Years Ended December 31,                              Amount
             2001                                                        5,958
             2002                                                        6,535
             2003                                                        6,655
             2004                                                        5,978
             Thereafter                                                 38,722
                                                             -----------------
                                                                     $  63,848
                                                             =================

    In July 2000, the Company began construction of a 250,000 square foot warehouse addition at its Vernon Hills, Illinois campus. The new warehouse is scheduled for completion in the first quarter of 2001 and is estimated to cost between $16 million and $17 million for construction and equipment of which $4.3 million has been incurred as of September 30, 2000. Upon completion, the Company's total warehouse capacity will be approximately 450,000 square feet.

     The Company recorded a $4.0 million pre-tax non-recurring charge to operating results for exit costs relating to the Buffalo Grove facility in the first quarter of 1996. The exit costs consist primarily of the estimated cost to the Company of subleasing the vacated facility, including holding costs, the estimated costs of restoring the building to its original condition and certain asset write-offs resulting from the relocation. The Company reopened the office portion of the Buffalo Grove facility during the fourth quarter of 1998 as a sales office. Accordingly, the Company records a proportionate share of the rent and other operating costs to selling and administrative expenses. During the nine months ended September 30, 2000, the Company charged approximately $219,000 against the exit accrual. This amount included $445,000 in cash payments for rent, real estate taxes and maintenance of the facility, offset by approximately $226,000 received for sub-lease payments and security deposits from a former sublessor of the Buffalo Grove facility. During the comparable period of 1999, the Company charged approximately $453,000 against the exit accrual for similar costs.

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

5.  Financing Arrangements

     The Company has an aggregate $50 million available pursuant to two $25 million unsecured lines of credit with two financial institutions. One line of credit expires in June 2001, at which time the Company intends to renew the line, and the other does not have a fixed expiration date. Borrowings under the first credit facility bear interest at the prime rate less 2 1/2%, LIBOR plus 1/2% or the federal funds rate plus 1/2%, as determined by the Company. Borrowings under the second credit facility bear interest at the prime rate less 2 1/2%, LIBOR plus .45% or the federal funds rate plus .45%, as determined by the Company. At September 30, 2000, there were no borrowings under either of the credit facilities.

     The Company has entered into security agreements with certain financial institutions ("Flooring Companies") in order to facilitate the purchase of inventory from various suppliers under certain terms and conditions. The agreements allow for a maximum credit line of $77.5 million collateralized by inventory purchases financed by the Flooring Companies. At September 30, 2000, all amounts owed the Flooring Companies are included in trade accounts payable.

 6.  Earnings Per Share

     At September 30, 2000 the Company had outstanding common shares totaling approximately 87,245,000. The Company has also granted options to purchase common shares to the directors and coworkers of the Company under several stock option plans. These options have a dilutive effect on the calculation of earnings per share. The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations as required by SFAS 128.

                                             Three Months Ended                  Nine Months Ended
                                                September 30,                      September 30,
                                         ----------------------------       ----------------------------
                                            2000            1999               2000            1999
                                         ------------    ------------       ------------    ------------
Basic earnings per share:
Income available to
     common shareholders (numerator)        $ 44,930        $ 26,188          $ 120,270        $ 68,187
                                         ------------    ------------       ------------    ------------
Weighted average common
     shares outstanding (denominator)         87,236          86,300             86,858          86,208
                                         ------------    ------------       ------------    ------------
Basic earnings per share                    $   0.52         $  0.30           $   1.38         $  0.79
                                         ============    ============       ============    ============

Diluted earnings per share:
Income available to
     common shareholders (numerator)        $ 44,930        $ 26,188          $ 120,270        $ 68,187
                                         ------------    ------------       ------------    ------------
Weighted average common
     shares outstanding                       87,236          86,300             86,858          86,208
Effect of dilutive securities:
     Options on common stock                   4,636           1,916              3,974           1,736
                                         ------------    ------------       ------------    ------------
Total common shares and dilutive
securities (denominator)                      91,872          88,216             90,832          87,944
                                         ------------    ------------       ------------    ------------
Diluted earnings per share                  $   0.49         $  0.30           $   1.32         $  0.78
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

Financial Information                            Percentage of Net Sales
                                            ----------------------------------
                                      Three Months Ended           Nine Months Ended
                                         September 30,                September 30,
                                    -----------------------       ----------------------
                                        2000         1999            2000         1999
Net sales                              100.0 %      100.0 %         100.0 %      100.0 %
Cost of sales                           87.2         87.5            87.2         87.5
                                    ----------   ----------       ---------    ---------
Gross profit                            12.8         12.5            12.8         12.5
Selling and administrative expenses      5.8          6.4             6.0          6.5
                                    ----------   ----------       ---------    ---------
Income from operations                   7.0         6.1              6.8          6.0
Other income, net                        0.3         0.2              0.2          0.2
                                    ----------   ----------       ---------    ---------
Income before income taxes               7.2         6.3              7.0          6.2
Income tax provision                     2.9         2.5              2.8          2.5
                                    ----------   ----------       ---------    ---------
Net income                               4.4 %       3.8 %            4.2 %        3.7 %
                                    ==========   ==========       =========    =========


The following table sets forth for the periods indicated a summary of certain of the Company's operating statistics:

Operating Statistics
                                                           Three Months Ended                   Nine Months Ended
                                                              September 30,                       September 30,
                                                   -------------------------------      -----------------------------
                                                         2000               1999               2000            1999
                                                         ----               ----               ----            ----
Number of invoices processed                          981,491            770,356          2,827,047       2,127,800
Average invoice size                                   $1,091               $931             $1,049            $901
Number of account managers, end of period               1,052                720
Commercial customers serviced                         141,850            126,353            257,648         233,190
Commercial customers serviced - trailing 12 months    304,095            277,916
% of sales to commercial customers                       96.3%              93.5%              95.9%           92.4%
Annualized inventory turns                                 23                 28                 23              28
Accounts receivable days sales outstanding                 31                 33                 34              36
Direct web sales (000's)                             $120,455            $45,095           $291,309        $109,668
Average daily unique web site users                    72,584             69,106             82,015          65,226

     The following table presents net sales by product line as a percentage of total net sales. Product classifications are based upon internal product code classifications and are retroactively adjusted for the addition of new categories but not for changes in individual product categorization.

Analysis of Product Mix
                                                Three Months Ended         Nine Months Ended
                                                   September 30,              September 30,
                                                  2000      1999             2000      1999
                                              -------------------------------------------------

          Notebook & Laptop Computers             19.3 %    21.3 %           20.4 %    20.2 %
          Desktop Computers and Servers           14.5      14.1             14.9      15.0
                                               ---------  --------         --------  --------
            Subtotal Computer Products            33.8      35.4             35.3      35.2
                                               ---------  --------         --------  --------
          Data Storage Devices                    13.5      11.0             12.6      10.5
          Printers                                11.8      11.1             11.0      11.4
          Software                                11.6      13.0             11.7      13.3
          Net/Comm Products                       10.1       9.8              9.9       9.6
          Video                                    7.9       7.1              7.7       7.2
          Add-On Boards/Memory                     6.2       4.7              6.1       4.6
          Input Devices                            2.6       1.9              2.5       2.2
          Supplies, Accessories and Other          2.5       6.0              3.2       6.0
                                               ---------  --------         --------  --------
               Total                             100.0 %   100.0 %          100.0 %   100.0 %
                                               =========  ========         ========  ========


Three months ended September 30, 2000 compared to three months ended September 30, 1999

     Net sales in the third quarter of 2000 increased 50.5% to a record $1.028 billion compared to $683.0 million in the third quarter of 1999. The growth in net sales is primarily attributable to a higher concentration of commercial accounts, a higher level of sales per active account and increases in the average invoice size and number of invoices processed. Sales to commercial accounts, including business, government, educational and institutional customers, increased to 96.3% of net sales in the third quarter of 2000 from 93.5% in the third quarter of 1999. The number of active commercial customers increased 12% to 141,850 in the third quarter of 2000 from 126,353 in the third quarter of 1999. For the three months ended September 30, 2000, the average invoice size increased 17% to $1,091 and the number of invoices processed increased 27% to 981,491.

     The Company relies primarily on its dedicated sales force to service its customers and also believes its internet web site, www.cdw.com, is an integral part of its business. Direct web sales are defined as those orders which are entered directly on-line by customers after using the web site and/or talking with a sales account manager to obtain product, pricing and other relevant information. During the third quarter of 2000, direct web sales grew 167% to $120.5 million from $45.1 million in the same period of 1999. The number of average daily unique web site users grew 5% to 72,584 in the third quarter of 2000 from 69,106 in the same period of 1999.


     The average selling price of desktop CPU's increased 4.1% while those of server CPU's increased 11.4% and the average selling price of notebook CPU's increased 9.4% from the third quarter of 1999. The Company believes there may be future decreases in prices for personal computers and related products. Such decreases require the Company to sell more units in order to maintain or increase the level of sales. The Company's sales growth rate and operating results could be adversely affected by future manufacturer price reductions or if the Company's sales and marketing efforts fail to increase the level of unit sales. Sales of Compaq, Hewlett Packard, IBM, Microsoft and Toshiba products comprise a substantial portion of the Company's sales. The loss of any of these, or any other key vendors, could have an adverse effect on the Company's results from operations. The statements concerning future prices, sales and results from operations are forward looking statements that involve certain risks and uncertainties such as stated above.

     The fastest growing product categories in terms of sales dollars and the respective growth rates in the third quarter of 2000 compared to the third quarter of 1999 were:

             Product Category                Growth Rate
Input Devices                                    111.9%
Add-On Boards & Memory                            98.6%
Data Storage Devices                              85.0%
Video                                             69.1%
Printers                                          60.9%

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

     Gross profit as a percentage of net sales for the three months ended September 30, 2000 increased to 12.8% as compared to 12.5% in the third quarter of 1999. On a forward-looking basis, future gross profit margins may decline from recent levels. The statement concerning future gross profit is a forward looking statement that involves certain risks and uncertainties such as the continued participation by vendors in inventory price protection and rebate programs, product mix, market conditions and other factors which could result in a fluctuation of gross margins below recent experience. Price protection and rebate programs are at the discretion of the manufacturers, who may make changes that limit the amount of price protection or rebates for which the Company is eligible. Such changes could have a negative impact on gross margin in future periods. Additionally, vendor rebate programs are generally dependent on achieving certain goals and objectives and there is no certainty that the established goals and objectives will be attained.

     Selling and administrative expenses, which include net advertising expense and other selling administrative expenses declined to 5.8% of net sales in the three months ended September 30, 2000 from 6.4% in the same period of 1999.

     Net advertising expense decreased as a percentage of net sales to 0.2% for the three months ended September 30, 2000 from 0.5% in the same quarter of the prior year. Gross advertising expense increased $8.9 million to 2.4% of net sales, consistent with the level achieved in the third quarter of 1999. The Company decreased catalog circulation and the number of national advertising pages versus the prior year while expanding its spending on its corporate branding campaign and other direct marketing activities. Based upon the Company's planned marketing initiatives, future levels of gross advertising expense as a percentage of net sales are likely to be relatively consistent with or higher than the level achieved in the third quarter of 2000. Cooperative advertising reimbursements increased as a percentage of net sales to 2.2% of net sales in the third quarter of 2000 from 1.9% in the third quarter of 1999. Cooperative advertising reimbursements as a percentage of net sales fluctuate based on the level of vendor participation achieved and collection experience. These reimbursements are likely to be lower in future periods than the level achieved in the third quarter. The statements concerning future advertising expense and cooperative advertising reimbursements are forward looking statements that involve certain risks and uncertainties, including the ability to identify and implement cost effective incremental advertising and marketing programs, as well as the continued participation of vendors in the cooperative advertising reimbursement program.

     Other selling and administrative costs decreased to 5.3% of net sales in the third quarter of 2000 from 5.5% in the same period of 1999. The decline resulted from decreases in non-sales payroll and related coworker costs, all as a percentage of net sales. As of September 30, 2000, there were 1,052 sales account managers, an increase of 46.1% from 720 sales account managers as of September 30, 1999. Approximately 77% of the 1,052 sales account managers had less than 24 months experience and 56% had fewer than 12 months, as compared to 76% and 56% at September 30, 1999. The Company plans to increase the number of sales account managers to approximately 1,100 by December 31, 2000 and more than 1,400 as of December 31, 2001. As a result of the planned expansion of the sales force, the new sales offices and the new warehouse, the Company's selling and administrative costs may increase as a percentage of net sales in future periods.

     The Company has recently entered into lease agreements for sales office space in downtown Chicago, Illinois and in locations near the Vernon Hills headquarters. The following table summarizes these lease agreements and the related financial commitment (see Footnote 4 to the financial statements for further discussion):


                                                                                   Aggregate
                                                                                     Future          Approximate
                             Square               Lease                Lease         Minimum           Capital
           Location         Footage            Commencement             Term      Lease Payments     Expenditures
      ---------------------------------------------------------------------------------------------------------------
      120 S. Riverside                      2nd and
      Chicago, IL            72,000         3rd Quarter, 2000         10 years     $12.1 million    $6 million
      ---------------------------------------------------------------------------------------------------------------
      Lincolnshire, IL       42,000         3rd Quarter, 2000         17 months    $710,000         Not significant
      ---------------------------------------------------------------------------------------------------------------
      10 S. Riverside                       1st and
      Chicago, IL            72,000         2nd Quarter, 2001         10 years     $14.1 million    $3 - $4 million
      ---------------------------------------------------------------------------------------------------------------

      Mettawa, IL            156,000        1st Quarter, 2001         10 years     $41.3 million    $5 - $6 million
      ---------------------------------------------------------------------------------------------------------------


     In the first quarter of 2000, the Compensation and Stock Option Committee approved a new format for executive incentive compensation, which was approved by shareholders at the Annual Meeting of Shareholders on May 24, 2000. Under the new format, the committee eliminated the executive incentive bonus pool and created the Senior Management Incentive Plan ("SMIP") for all officers and other senior management personnel. The SMIP provides for targeted levels of incentive compensation based upon the percentage increase in operating income over the prior year. Expense recognized under the new program in the third quarter of 2000 was lower as a percentage of net sales than all incentive compensation for the same group in the same period of the prior year.

     Interest income, net of other expenses, increased to $2.6 million in the third quarter of 2000 compared to $1.3 million in the third quarter of 1999 due to higher levels of cash available for investment and an increase in the rate of interest being earned.

     The effective income tax rate, expressed as a percentage of income before income taxes, was 39.6% for the three months ended September 30, 2000 and 1999.

     Net income for the three months ended September 30, 2000, was $44.9 million, a 71.6% increase over $26.2 million for the three months ended September 30, 1999. Diluted earnings per share was $0.49 for the three months ended September 30, 2000 and $0.30 in the same period of 1999, an increase of 63.3%. All per share amounts have been adjusted to reflect the two-for-one stock split effected in the form of a stock dividend paid on June 21, 2000.


Nine months ended September 30, 2000 compared to Nine months ended September 30, 1999

     Net sales for the first nine months of 2000 increased 55.8% to a record $2.8 billion compared to $1.8 billion in the same period of 1999. The growth in net sales is primarily attributable to a higher concentration of commercial accounts, a higher level of sales per active account and increases in the average invoice size and number of invoices processed. Sales to commercial accounts, including business, government, educational and institutional customers, increased to 95.9% of net sales for the first nine months of 2000 from 92.4% in the same period of 1999. The number of active commercial customers increased 10.5% to 257,648 in the first three quarters of 2000 from 233,190 in the same period of 1999. For the nine months ended September 30, 2000, the average invoice size increased 16.4% to $1,049 and the number of invoices processed increased 32.9% to 2,827,047.

     The Company relies primarily on its dedicated sales force to service its customers and also believes its internet web site, www.cdw.com, is an integral part of its business. Direct web sales are defined as those orders which are entered directly on-line by customers after using the web site and/or talking with a sales account manager to obtain product, pricing and other relevant information. During the first nine months of 2000, direct web sales grew 166% to $291.3 million from $109.7 million in the same period of 1999. The number of average daily unique web site users grew 26% to 82,015 in the first nine months of 2000 from 65,226 in the same period of 1999.

     The average selling price of desktop CPU's increased 1.2% while those of server CPU's increased 14.8% and the average selling price of notebook CPU's increased 8.0% from the first three quarters of 1999. The Company believes there may be future decreases in prices for personal computers and related products. Such decreases require the Company to sell more units in order to maintain or increase the level of sales. The Company's sales growth rate and operating results could be adversely affected by future manufacturer price reductions or if the Company's sales and marketing efforts fail to increase the level of unit sales. Sales of Compaq, Hewlett Packard, IBM, Microsoft and Toshiba products comprise a substantial portion of the Company's sales. The loss of any of these, or any other key vendors, could have an adverse effect on the Company's results from operations. The statements concerning future prices, sales and results from operations are forward looking statements that involve certain risks and uncertainties such as stated above.

     The fastest growing product categories in terms of sales dollars and the respective growth rates for the nine months ended September 30, 2000, compared to the first three quarters of 1999 were:

             Product Category                Growth Rate
Add-On Boards & Memory                           108.4%
Data Storage Devices                              88.1%
Input Devices                                     78.2%
Video                                             68.6%
Network and Communication Products                61.9%

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

     Gross profit as a percentage of net sales for the nine months ended September 30, 2000 increased to 12.8% as compared to 12.5% for the same period in 1999. On a forward-looking basis, future gross profit margins may decline from recent levels. The statement concerning future gross profit is a forward looking statement that involves certain risks and uncertainties such as the continued participation by vendors in inventory price protection and rebate programs, product mix, market conditions and other factors which could result in a fluctuation of gross margins below recent experience. Price protection and rebate programs are at the discretion of the manufacturers, who may make changes that limit the amount of price protection or rebates for which the Company is eligible. Such changes could have a negative impact on gross margin in future periods. Additionally, vendor rebate programs are generally dependent on achieving certain goals and objectives and there is no certainty that the established goals and objectives will be attained.

     Selling and administrative expenses, which include net advertising expense and other selling administrative expenses declined to 6.0% of net sales in the nine months ended September 30, 2000 from 6.5% in the same period of 1999.

     Net advertising expense decreased as a percentage of net sales to 0.4% for the nine months ended September 30, 2000 from 0.6% in the same period of the prior year. Gross advertising expense increased $20.6 million, while decreasing as a percentage of net sales to 2.4% from 2.6% for the nine months ended of 1999. The Company decreased catalog circulation and the number of national advertising pages versus the prior year while expanding its spending on its corporate branding campaign and other direct marketing activities. Based upon the Company's planned marketing initiatives, future levels of gross advertising expense as a percentage of net sales are likely to be relatively consistent with or higher than the level achieved for the nine months ended September 30, 2000. Cooperative advertising reimbursements as a percentage of net sales were consistent with the first nine months of 1999 at 2.0%. The statements concerning future advertising expense and cooperative advertising reimbursements are forward looking statements that involve certain risks and uncertainties, including the ability to identify and implement cost effective incremental advertising and marketing programs, as well as the continued participation of vendors in the cooperative advertising reimbursement program.

     Other selling and administrative costs decreased to 5.2% of net sales for the first nine months of 2000 from 5.6% in the same period of 1999. The decline resulted from decreases in non-sales payroll, related coworker costs and occupancy costs, all as a percentage of net sales. As of September 30, 2000, there were 1,052 sales account managers, an increase of 46.1% from 720 sales account managers as of September 30, 1999. Approximately 77% of the 1,052 sales account managers had less than 24 months experience and 56% had fewer than 12 months, as compared to 76% and 56% at September 30, 1999. The Company plans to increase the number of sales account managers to approximately 1,100 by December 31, 2000 and more than 1,400 as of December 31, 2001.

     In the first quarter of 2000 the Compensation and Stock Option Committee approved a new format for executive incentive compensation, which was approved by shareholders at the Annual Meeting of Shareholders on May 24, 2000. Under the new format, the committee eliminated the executive incentive bonus pool and created the Senior Management Incentive Plan ("SMIP") for all officers and other senior management personnel. The SMIP provides for targeted levels of incentive compensation based upon the percentage increase in operating income over the prior year. Expense recognized under the new program in the first nine months of 2000 was lower as a percentage of net sales than all incentive compensation for the same group in the same period of the prior year.

     Interest income, net of other expenses, increased to $6.2 million in the first nine months of 2000 compared to $3.0 million in the same period of 1999 due to higher levels of cash available for investment and an increase in the rate of interest being earned.

     The effective income tax rate, expressed as a percentage of income before income taxes, was 39.6% for the nine months ended September 30, 2000 and 1999.

     Net income for the nine months ended September 30, 2000, was $120.3 million, a 76.4% increase over $68.2 million for the nine months ended September 30, 1999. Diluted earnings per share was $1.32 for the nine months ended September 30, 2000 and $0.78 in the same period of 1999, an increase of 69.2%. All per share amounts have been adjusted to reflect the two-for-one stock split effected in the form of a stock dividend paid on June 21, 2000.


Seasonality

     Although the Company has historically experienced variability in the rates of sales growth, it has not historically experienced seasonality in its business. During the third quarter of 2000, sales to government customers increased at a higher rate than sales to other customer types as the buying patterns of government customers typically result in seasonally high revenues during the third quarter of the year. If sales to these customers continue to increase as a percentage of overall sales, the Company may experience increased seasonality in future periods.

Liquidity and Capital Resources

Working Capital

     The Company has historically financed its operations and capital expenditures primarily through cash flow from operations and public offerings of common stock. At September 30, 2000, the Company had cash, cash equivalents and marketable securities of $147.1 million and working capital of $521.2 million, representing an increase of $64.2 million in cash, cash equivalents and marketable securities and an increase of $181.1 million in working capital from December 31, 1999.

     The Company has an aggregate $50 million available pursuant to two $25 million unsecured lines of credit with two financial institutions, one which expires in June 2001, at which time the Company intends to renew the line, and another which does not have a fixed expiration date. Borrowings under the first credit facility bear interest at the prime rate less 2 1/2%, LIBOR plus 1/2% or the federal funds rate plus 1/2%, as determined by the Company. Borrowings under the second credit facility bear interest at the prime rate less 2 1/2%, LIBOR plus .45% or the federal funds rate plus .45%, as determined by the Company. At September 30, 2000, there were no borrowings against either of the credit facilities.

     The Company's current and anticipated uses of its cash, cash equivalents and marketable securities are to fund the growth in working capital and capital expenditures necessary to support future growth in sales. The Company plans to significantly expand its facilities in 2000 and 2001 as discussed in Footnote 4 to the financial statements. The Company anticipates expenditures related to these expansions to total between $24 million and $27 million, of which approximately $4.3 million has been incurred as of September 30, 2000. The Company believes that the funds held in cash, cash equivalents and marketable securities, and funds available under the credit facilities will be sufficient to fund the Company's working capital and cash requirements at least through September 30, 2001.

Cash flows for the nine months ended September 30, 2000

     Net cash provided by operating activities for the nine months ended September 30, 2000, was $73.7 million. The primary factors that historically affect the Company's cash flows from operations are accounts receivable, merchandise inventory and accounts payable. In addition, in the first nine months of 2000 the Company recorded a tax benefit of $63.9 million as a result of the exercise of stock options and vesting of restricted stock by coworkers during the period. Accounts receivable increased due to sales volume and an increase to 75.8% in the percentage of net sales generated from commercial accounts with open credit terms for the nine months ended September 30, 2000 as compared with 69.5% for the same period of 1999. Days sales outstanding at September 30, 2000 was 34 as compared to 29 at December 31, 1999. Inventory increased during the period in response to increased sales volume and higher levels of inventory in-transit. Annualized inventory turnover decreased to approximately 23 times for the nine months ended September 30, 2000 from 28 for the nine months ended September 30, 1999. The increase in accounts payable reflects the increase in inventory levels as well as the timing of payments to vendors at the end of the respective periods.

     Net cash used in investing activities for the nine months ended September 30, 2000 was $79.8 million, including $61.0 million for investments in marketable securities, $19.7 million used for capital expenditures. The capital expenditures made by the Company were primarily related to the purchase of furniture, data processing and telephone equipment for the new Chicago, Illinois sales office and construction of the new Vernon Hills warehouse. The Company advanced $15.5 million to CDW Leasing L.L.C. (CDW-L), a 50/50 joint venture between CDW and First Portland, during the nine months ended September 30, 2000. During the third quarter, CDW-L obtained a financing commitment for $25 million from a financial institution and repaid $16.4 million of advances from CDW. CDW is committed to loan up to $10 million to CDW-L to fund new leases initiated by CDW-L. The terms of the loan provide for monthly interest payments to the Company based on the 90 day LIBOR rate plus 2.2%. The investment in and loan to CDW-L at September 30, 2000 was $5.3 million.

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


Item 6.       Exhibits and Reports on Form 8-K

(a)      Exhibits:

               10 (ddd) Lease Agreement dated June October 3, 2000 between the Company as Lessee and Hamilton Partners as Lessor relating to the office space located at Woodland Falls I, Mettawa, Illinois
               10 (eee) Amendment to Articles of Incorporation, incorporated by reference from the exhibits filed with the Company's Form S-8 filed October 18, 2000
               10 (fff) Amended By-laws, incorporated by reference from the exhibits filed with the Company's Form S-8 filed October 18, 2000
               27 (a) Financial Data Schedule (for the three months ended September 30, 2000)


     (b)      Reports on Form 8-K:

              There were no reports on Form 8-K filed for the three months ended September 30, 2000.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  CDW Computer Centers, Inc.
                                  (Registrant)


Date     November 13, 2000         /s/ Harry J. Harczak, Jr.
         -------------------      ---------------------------
                                  Harry J. Harczak, Jr.
                 Chief Financial Officer, Treasurer & Secretary

Date     November 13, 2000         /s/ Sandra M. Rouhselang
         -------------------      ---------------------------
                                  Sandra M. Rouhselang
                                  Controller