Form 10-K
period 2000-12-31
CDW COMPUTER CENTERS INC
filed 2001-03-30
CIK 899171

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-K

X        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-        EXCHANGE ACT OF 1934


         FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

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

Yes      X             No
     ---------            ---------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the
best  of  the  registrant's   knowledge,  in  definitive  proxy  or  information
statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. X .

The aggregate market value of the Common Stock held by non-affiliates as of March 29, 2001 was approximately $2.891 billion, based upon the market price per share of $33.0625.

As of March 29, 2001, the registrant had 85,801,789 shares of Common Stock, $0.01 par value, outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE


Portions of the following documents are incorporated by reference into the parts of this Form 10-K designated to the right of the document listed.

Incorporated Document                       Location in Form 10-K

Definitive Proxy Statement for              Part III, Items 10, 11, 12 and 13
Annual Meeting of Shareholders to be
held on May 23, 2001, to be filed
pursuant to Regulation 14 A not
later than April 30, 2001.



An Index to Exhibits appears at pages       Part IV, Item 14
19 - 21 herein

                           CDW COMPUTER CENTERS, INC.
                             FORM 10-K ANNUAL REPORT
                      FOR THE YEAR ENDED DECEMBER 31, 2000
                                      INDEX


                                                         PART I                                                10-K Page No

Item 1.              Business . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                    1


Item 2.              Properties . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                    8


Item 3.              Legal Proceedings   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                   9


Item 4.              Submission of Matters to a Vote of Security Holders . . . . . . . . . . . . .                   9


                                                        PART II

Item 5.              Market for Registrant's Common Equity and Related Stockholder Matters . . . .                  10

Item 6.              Selected Financial Data      . . . . . . . . . . . . . . . . . . . . . . . .                   11


Item 7.              Management's Discussion and Analysis of Financial Condition and Results
                     of Operations . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                  12


Item 7A.             Quantitative and Qualitative Disclosure About Market Risk. . . . . . . . . . .                 18


Item 8.              Financial Statements and Supplementary Data . . . . . . . . . . . . . . . . .                  18


Item 9.              Changes in and Disagreements with Accountants on Accounting and
                     Financial  Disclosure  . . . . . . . . . . . . . . . . . . . . . . . .. . . .                  18


                                                        PART III

Item 10.             Directors and Executive Officers of the Registrant . . . . . . . . . . . . .                   18


Item 11.             Executive Compensation . . . . . . . . . . . . . . . . . . . . . . . . . . .                   18


Item 12.             Security Ownership of Certain Beneficial Owners and Management . . . . . . .                   19

Item 13.             Certain Relationships and Related Transactions . . . . . . . . . . . . . . .                   19


                                                        PART IV

Item 14.             Exhibits, Financial Statement Schedule and Reports on Form 8-K . . . . . . .                   19


Signatures           . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                  22


                                     PART I
Item 1.       Business.

General

     CDW Computer Centers, Inc. and its Subsidiaries (collectively "CDW" or the "Company") is a leading direct marketer of microcomputer products, primarily to business, government, educational, institutional and home office users in the United States. The Company sells a broad range of multi-brand microcomputer products, including hardware and peripherals, software, networking/communication products and accessories through knowledgeable sales account managers. In May 1998, the Company formed CDW Government, Inc. (CDW-G), a wholly owned subsidiary. CDW-G sells microcomputer products and related software, peripherals and accessories and focuses exclusively on serving government and educational customers. In April 1999, CDW Capital Corporation, a wholly-owned subsidiary of CDW established in 1999, and First Portland Corporation formed CDW Leasing, L.L.C. ("CDW-L"), a 50/50 joint venture. CDW-L provides captive leasing services to CDW customers. The Company offers popular brand name microcomputer products from Adobe, Apple, Cisco, Compaq, Computer Associates, Epson, Hewlett-Packard, IBM, Intel, Microsoft, NEC, Novell, Sony, Symantec, Toshiba and 3Com, among others. The Company's high volume, cost-efficient operation, supported by its proprietary information technology systems, enables it to offer these products at competitive prices combined with a high level of service.

     The Company directs its marketing efforts toward current and prospective customers with a particular focus on commercial accounts, including business, government, educational and institutional users. The Company believes that these entities and persons have a high level of product knowledge and are most likely to purchase sophisticated systems and products on a repetitive basis through the Company's direct marketing format. The Company markets to prospective customers through its catalog and other direct mailing programs, through national advertising in computer magazines and through electronic commerce via the Internet. During the year ended December 31, 2000, the Company serviced approximately 309,000 commercial accounts which comprised 96% of total sales dollars. The Company continues to focus on generating repeat sales from existing customers while attracting sales from new customers. The Company has consistently maintained a high annual rate of repeat purchases from current customers by offering excellent customer service and competitive pricing on a broad range of microcomputer products. The Company enhances repeat purchases by offering add-on and replacement products through its relationship oriented account managers who are knowledgeable about a customer's needs.

     Additionally, the Company focuses significant efforts on developing and expanding its E-business initiatives. The Company's strategy is to implement E-business initiatives that are an extension of its "high tech, high touch" relationship based business model. These initiatives include the Company's Internet websites, www.cdw.com and www.cdwg.com, and cdw@work which provide customized websites for commercial customers. Details of these initiatives are included in the section titled E-business below.

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

Competition

     The microcomputer products industry is highly competitive. The Company competes with a large number and variety of resellers of microcomputer and related products as well as manufacturers that sell direct to customers. In the hardware category, the Company competes with traditional microcomputer retailers, computer superstores, consumer electronic and office supply superstores, mass merchandisers, national direct marketers, Internet retailers, corporate resellers and value-added resellers. In the software and accessories categories, the Company generally competes with these same resellers as well as specialty retailers and resellers. In addition, as a result of improving technology, certain software manufacturers have developed and may continue to develop sales methods that allow customers to download software programs and packages directly onto the customer's system through the use of the Internet. The Company also competes with manufacturers that sell hardware and software directly to certain customers. Several manufacturers that sell product to the Company for resale have initiated or expanded their efforts to sell directly to end users. Several of the Company's current and potential competitors are larger and have substantially greater resources than the Company. As competition intensifies the Company intends to improve the value-added service provided to its customers, strengthen its customer relationships and broaden its marketing activities. If the Company's efforts are not successful, the Company's growth rates and operating margins could be negatively impacted.

     The current industry configuration, including the proliferation of Internet resellers, may result in increased pricing pressures. Decreasing prices of microcomputers and related products, resulting in part from technological changes, may require the Company to sell a greater number of products to achieve the same level of net sales and gross profit. Such a trend could make it more difficult for the Company to continue to increase its net sales and earnings growth. In addition, if the growth rate of microcomputer sales were to slow down, the Company's operating results could be adversely affected.


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

     Commercial Customer Focus. The Company focuses the majority of its sales and marketing efforts on attracting and servicing commercial customers rather than individual or consumer users. Commercial customers includes businesses, government educational and institutional customers. The Company believes commercial customers provide a higher rate of repeat sales than with consumer sales. In 2000, sales to commercial customers comprised 96% of sales revenue, an increase from 93% in 1999.

     Competitive Pricing. The Company believes that its high volume, cost-efficient direct marketing format allows it to provide a high level of value added service to its customers with competitive pricing.

     Marketing. The Company uses a marketing mix of direct response activities, including its catalog formats and trade magazine advertising combined with a multifaceted branding campaign including national television advertising. These activities are intended to create customer response and a high level of awareness of CDW. The Company's marketing activities are directed to commercial users and the decision makers in commercial organizations.

     Sales. The Company has adopted a relationship oriented sales approach with a high level of technical and skill based training for its account managers. New account managers function in a corporate development mode designed to target and develop a steady customer base.

     Customer Service - Custom Configuration and Technical Support. As of December 31, 2000, the Company custom configures approximately 5,200 units per week and ships the majority of its orders the day the order is placed. The Company offers technical support by telephone for the life of the product 24 hours a day, seven days a week. The Company employs a technical staff of more than 100 with over 225 manufacturer certifications to assist the customer with technical questions and issues. The Company believes that its commitment to service at the time of sale and after the purchase maximizes sales and encourages repeat customers.

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

     Effective Inventory Control. The Company's management information systems, "just-in-time" purchasing system, radio frequency based cycle counting system and use of vendor stock balancing and price protection programs allow it to minimize its investment in inventory, reduce inventory discrepancies and the risk of obsolescence while meeting customer needs. These systems resulted in the Company achieving approximately 28 inventory turns during 2000.

     High Quality Personnel. The Company strives to attract, retain and motivate high quality personnel and provides its coworkers with financial incentives designed to maximize performance and productivity. The Company has instituted short-term incentive programs, stock-based compensation and an on-site child care and fitness center facility to reward and motivate all of the Company's coworkers.

Merchandise

     The Company offers microcomputer products including hardware and peripherals, software, networking and communication products and accessories for use with microcomputers based on a variety of operating platforms including Microsoft, Apple, Linux, Novel, Oracle and others. The Company's just-in-time purchasing system and aggressive inventory management allow it to limit its on-hand inventory and ship orders generally on a same-day basis.

     The following is a listing of selected hardware and peripheral and software manufacturers:

Product Categories                     Selected Product Manufacturers
------------------                     ------------------------------

Hardware and Peripherals:
3Com                Fujitsu              Maxell                 Seagate
3M                  Hewlett-Packard      Maxtor                 Simple
Acer                IBM                  Memorex                SMC
Adaptec             Imation              Microtek               Sony
APC                 Infocus              Minolta                Targus
Apple               Intel                NEC                    TDK
ATI                 Iomega               Netgear                Tectronix
Belkin              Kingston             Nikon                  Toshiba
Canon               Kodak                Okidata                Tripp Lite
Cisco               Lexmark              Olympus                Verbatim
Compaq              Linksys              Palm                   Viewsonic
Creative Labs       Logitech             Philips                Visiontek
CTX                 Lucent               Princeton Graphics     Western Digital
Epson               Magnavox             Quantum                Yamaha

Software:
Adobe               Corel                Macromedia             Quark
Autodesk            Executive Software   McAfee                 Red Hat
Borland             FileMaker            Microsoft              Seagate Software
Citrix              Intuit               Novell                 Symantec


     The Company continually seeks to expand and improve its relationships with manufacturers as well as increase the number of products which it is authorized to sell.

Purchasing and Vendor Selection; Inventory Management

     The Company believes that effective purchasing is a key element of its business strategy of providing name brand products at competitive prices. The Company's purchasing staff works to identify reliable high quality suppliers of products, then actively negotiates to decrease the Company's cost and expand vendor support programs, permitting the Company to improve the price competitiveness of selling prices of its products. The Company seeks to establish strong relationships with its vendors, and employs a policy of paying vendors within terms stated and taking advantage of all appropriate discounts.

     During 2000, CDW purchased approximately 59% of its merchandise from distributors and aggregators and the balance direct from manufacturers, substantially all of which ship directly to the Company's distribution facility. Products purchased through distributors and aggregators are a combination of products which are only sold by the manufacturers through distribution and products that are acquired as part of the Company's just-in-time purchasing model. The Company is generally authorized by manufacturers to sell via direct marketing all or selected products offered by the manufacturer. The Company's authorization with each manufacturer provides for certain terms and conditions, which may include one or more of the following: product return privileges, price protection policies, purchase discounts and vendor support programs, such as purchase or sales rebates and cooperative advertising reimbursements. The Company's business and results of operations may be adversely affected if the terms and conditions of the Company's authorizations were significantly modified or if certain products become unavailable to the Company, whether such unavailability is because the manufacturer terminates the Company's authorization or the product is subject to allocation or otherwise. Vendor support programs are at the discretion of the manufacturers and usually require achieving a specified sales volume or growth rate to qualify for all, or some, of the incentive program.

     For the year ended December 31, 2000, Tech Data and Ingram Micro/Ingram Alliance were the only vendors from whom purchases by the Company exceeded 10% of total purchases. Additionally, in 2000 Compaq and Hewlett Packard products each comprised more than 10% of total Company sales. The loss of any of these vendors, or any other key vendors, could have an adverse effect on the Company.

     The Company believes that the Chicago metropolitan area is an excellent location for its business as it is centrally located for purposes of shipping products throughout the United States and provides same day access to its principal distributors and aggregators, including Ingram Micro/Ingram Alliance and Tech Data. The relocation of key distributors utilized in the Company's just-in-time purchasing model could adversely impact the Company's results of operations. Although brand names and individual products are important to the Company's business, the Company believes that competitive sources of supply are available in substantially all of the merchandise categories the Company carries.

     CDW also applies its proprietary information technology systems to the task of managing its inventory. At December 31, 2000, the Company maintained an investment in inventory of approximately $110 million. The Company turned its inventory approximately 28 times during 2000.

Marketing and Advertising Activities

     The Company utilizes a variety of advertising and marketing media to attract and retain customers, including national advertising in computer related publications, catalogs and certain other direct marketing activities, as well as electronic marketing via the Internet. In 2000, the Company continued the national branding campaign it initiated in 1998 which includes national print media, national television advertisements and other activities. Due to its relationships with its product suppliers and others, a substantial portion of its advertising and marketing expenses are reimbursed through cooperative advertising reimbursement programs. These cooperative advertising programs are at the discretion of the Company's vendors and are typically tied to certain purchasing volumes and other commitments required by the Company. The Company's approach to its marketing and advertising activities is proprietary in nature, as is its strategy in managing its files of current, prior and prospective customers. In order to measure the effectiveness of its marketing activities, the Company tracks responses to its various efforts by a variety of means. This information is used to further refine its strategy and develop more effective programs in the future.

E-business

     The Company's Internet strategy, executed through www.cdw.com, is to utilize the web as an extension of its "high tech, high touch" business model. The Company's objective is to make it easy for its customers to transact business and ultimately enhance customer relationships. The web site includes many advanced features to attract new customers and produce sales, including more than 66,000 computer products to search and order on-line, advanced search capabilities, product specifications on over 55,000 products, product availability and pricing. It also offers side-by-side product comparisons, links to product reviews, newsworthy announcements, personalized access and customized two-way interaction that allows for checking order status at will. CDW has expanded its successful www.cdw.com site to include cdw@work, a customized, secure extranet site for business customers. cdw@work allows customers to track order status, manage current assets, order configured systems, obtain purchase history and get access to up-to-the-minute availability of their dedicated CDW account team. In addition, the Company has, through its excellent relations with vendors, arranged for links between vendors' web sites and the Company's. The Company believes the website is an excellent complement to its business model, providing information and convenience for its customers, while also serving as another source for new customers. During 2000, the Company generated $416.3 million of direct on-line sales over its web site, of which approximately $337.7 million were generated by customers with cdw@work extranet sites. During 2000, total sales to customers with active cdw@work extranet sites, including on-line orders and those placed directly with account managers, totaled approximately $1.9 billion. Many customers use www.cdw.com and cdw@work to gather product information, pricing and availability and follow up with their account manager to access the account manager's knowledge base regarding product compatibility and other information. Many of these customers ultimately place their orders with their account manager rather than using www.cdw.com.

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

     Each catalog and advertisement distributed by the Company bears a toll-free number to be used by customers in phoning CDW to place a product order. Telephone calls are answered by account managers who utilize on-line computer terminals to retrieve information regarding product characteristics, cost and availability and to enter customer orders. Account managers enter orders on-line into a computerized order fulfillment system which updates the Company's customer purchase history. Computer processing of orders is performed immediately following the placement of the order and upon receipt of credit approval. The Company ships most credit approved orders received by 9:00 p.m., exclusive of orders for products not in stock or subject to allocation by the manufacturer, on the day the order was received. Orders are shipped by Federal Express, Airborne Express, RPS, Chicago Messenger Service, United Parcel Service, U.S. Mail, common carrier or any other acceptable manner requested by the customer. The Company charges customers for shipping but may offer promotional shipping programs from time to time. The average invoice size was $1,054 in 2000 and $918 in 1999.

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

Customers

     CDW currently maintains a database of over 4.6 million active and prospective names of which approximately 572,000 were serviced by the Company in 2000, including 309,000 commercial customers. For the year ended December 31, 2000, sales to business, government and institutional customers accounted for approximately 96% of the Company's net sales.

     CDW's customers are located principally throughout the United States. In 2000, approximately 14% of the Company's net sales were generated by sales to customers in Illinois, approximately 31% were generated to customers in the eastern United States, approximately 16% were generated by sales to customers in the southern United States, approximately 25% were generated by sales to customers in the western United States and approximately 27% were generated by sales to residents of the Midwestern United States (other than Illinois). Less than 1% of sales were made to customers outside the United States.

Custom Configuration and Technical Support

     The Company offers custom configuration services, including installation of accessories or expansion products, software loading, network configuration and custom application loading. During 2000, the Company's custom configuration center processed approximately 277,000 custom configured units. The Company employs a technical staff that is trained and maintains the highest levels of professional certification from manufacturers including that of "Novell Certified Network Engineer" and "Certified Microsoft Systems Engineer". The Company's trained technical support personnel are available by telephone 24 hours a day, seven days a week to assist the customer with technical problems or questions in order to reduce product returns and increase customer satisfaction. CDW has developed a proprietary customer service tracking system to ensure that customer-initiated service requests are responded to rapidly.

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

     The primary components of the Company's information technology system are located at its Vernon Hills facility. The integrity of the system is vulnerable to certain forms of disaster including, but not limited to, natural disasters such as tornadoes. The Company has established a disaster recovery plan which utilizes a backup system for its information technology and telephones. The hardware for the backup system is located at an offsite location maintained by the Company.

Personnel and Training

     At December 31, 2000, the Company employed approximately 2,700 coworkers. The Company considers its coworker relations to be excellent. The Company's level of net sales per coworker increased approximately 10.5% to $1.6 million in 2000 as compared to $1.5 million in 1999. No coworkers are covered by collective bargaining agreements.

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

     The Company has a company-wide training program called L.E.A.D. (Leadership, Excellence, Attitude, Development) which provides professional development training to all coworkers. The program includes a series of instructional courses taught by CDW personnel and outside professionals based on professional development themes including areas such as communication skills and coaching for the Company's managers. The Company also offers Internet based online training (L.E.A.D. Online) for all its coworkers with a course library of 164 courses relating to professional development.

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

     The Company's retail showrooms, which generated approximately 2.7% of the Company's net sales for 2000, inclusive of orders placed by telephone and picked up at the retail showroom, provide an environment in which to further train the Company's account managers before they join its sales department.

Trademarks

     The Company conducts its business under the trade names and service marks "CDW", "Computer Discount Warehouse", "CDW-G", "CDW@work" ,"CDW-L", "Direct Solutions Provider" and "Computing Solutions Built for Business". The Company has taken steps to register and protect these marks and believes they have significant value and are important factors in its marketing programs.

Item 2.       Properties.

     The Company's primary location and headquarters is in Vernon Hills, Illinois, and includes its main distribution center, sales office, a retail showroom and corporate offices. The facility consists of a combined total of approximately 200,000 square feet of distribution center space and 125,000 square feet of office space. An additional 250,000 square feet of distribution center space is expected to become operational in the second quarter of 2001. The Company owns a total of 45 acres of land at the Vernon Hills site, of which approximately 11 are vacant and available for future expansion.

     The Company has executed various operating lease agreements, primarily for office facilities, at several locations in and around Chicago, Illinois. The lease agreements generally provide for minimum rent and a proportionate operating expenses and property taxes, and include certain renewal and expansion options. The table below summarizes these lease agreements and the related financial commitment:


------------------------------------------------------------------------------------------------------------------
                                                                   Aggregate        Average
                                                                     Future          Annual         Approximate
                    Square          Lease           Lease            Minimum         Lease           Capital
     Location       Footage     Commencement        Term          Lease Payments     Expense        Expenditures
------------------------------------------------------------------------------------------------------------------

120 S. Riverside
                               April 2000 and
Chicago, IL           72,000   August 2000 (1)        10 years     $11.4 million    $1.2 million   $4.8 million
------------------------------------------------------------------------------------------------------------------

10 S. Riverside                February 2001 and
Chicago, IL           72,000   August 2001            10 years     $14.1 million    $1.4 million   $3 - $4 million
------------------------------------------------------------------------------------------------------------------

Mettawa, IL          156,000   March 2001             10 years     $35.6 million    $3.7 million   $5 - $6 million
------------------------------------------------------------------------------------------------------------------

(1) Capital expenditures related to 120 S. Riverside were incurred during fiscal year 2000. No significant future capital expenditures are anticipated for this location.

     The Company is obligated under a lease through 2003 for a combined 104,000 square foot office and warehouse facility in Buffalo Grove, Illinois, that previously served as its main facility. In October 1998, the Company reopened the office portion of the Buffalo Grove facility as a sales office. The Company sublet the warehouse and showroom portions of the Buffalo Grove facility to a third party beginning June 1999. However, the sublessee terminated the lease in conjunction with its Chapter 11 case under the bankruptcy laws in the first quarter of 2000 and has since vacated the premises. The Company has elected to occupy an additional portion of the facility and is subleasing a portion of the remaining space. The Company will continue to evaluate the future use of the warehouse space.


Item 3.       Legal Proceedings.

     The Company is not currently party to any material legal proceedings.


Item 4.       Submission of Matters to a Vote of Security Holders.

     There were no matters submitted during the fourth quarter of 2000 to a vote of security holders.

PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters.

     The following table sets forth the high and low sales prices for the Company's Common Stock on The Nasdaq Stock Market (R) for the periods indicated. These quotations were obtained from Nasdaq, and have been adjusted to reflect the two-for-one stock split paid in the form of a stock dividend on June 21, 2000 to common shareholders of record on June 14, 2000 and the two-for-one stock split paid in the form of a stock dividend on May 19, 1999 to common shareholders of record on May 5, 1999. The Company believes that as of March 22, 2001 there were approximately 15,555 beneficial owners of the Company's stock. Except for distributions prior to May 25, 1993, the date of termination of the Company's election to be taxed as an S Corporation, the Company has neither declared nor paid any cash dividends on its Common Stock. The Company currently intends to retain earnings for use in the operation and expansion of its business and therefore does not anticipate paying cash dividends in the foreseeable future.

                      2000              1999
                ----------------  ----------------
Quarter Ended   Low      High     Low      High
--------------  -------  -------  -------  -------
March 31        $26.500  $43.335  $15.484  $30.812

June 30         $32.000  $72.156  $13.968  $25.063

September 30    $46.875  $86.125  $21.250  $28.187

December 31     $22.250  $69.062  $23.562  $40.000

Item 6.  Selected Financial Data.

                                                CDW Computer Centers, Inc. and Subsidiaries
                                                   Selected Financial and Operating Data
                                        (in thousands, except per share and selected operating data)

                                                                            Year Ended December 31,
                                       ---------------------------------------------------------------------------------------
                                            2000         1999         1998         1997         1996         1995         1994
                                       ---------    ---------    ---------    ---------    ---------    ---------    ---------
Income Statement Data :

Net sales                            $ 3,842,452  $ 2,561,239  $ 1,733,489  $ 1,276,929    $ 927,895    $ 628,721    $ 413,270
Cost of sales                          3,352,609    2,237,700    1,513,314    1,106,124      805,413      548,568      359,274
                                       ---------    ---------    ---------    ---------    ---------    ---------    ---------
Gross profit                             489,843      323,539      220,175      170,805      122,482       80,153       53,996
Selling, administrative
   and net advertising expenses          230,235      165,627      115,537       90,315       64,879       49,175       34,617
Exit charge (1)                                -            -            -            -        4,000            -            -
                                       ---------    ---------    ---------    ---------    ---------    ---------    ---------
Income from operations                   259,608      157,912      104,638       80,490       53,603       30,978       19,379
Interest income, net                       9,739        4,931        4,708        4,259        3,469        1,973          392
Other income (expense), net                (690)        (450)        (335)        (241)        (188)          47          119
                                       ---------    ---------    ---------    ---------    ---------    ---------    ---------
Income before income taxes               268,657      162,393      109,011       84,508       56,884       32,998       19,890
Income tax provision                     106,388       64,308       43,170       33,507       22,484       12,939        7,777
                                       ---------    ---------    ---------    ---------    ---------    ---------    ---------
Net income                             $ 162,269     $ 98,085     $ 65,841     $ 51,001     $ 34,400     $ 20,059     $ 12,113
                                       ---------    ---------    ---------    ---------    ---------    ---------    ---------
Net income per share
Basic                                     $ 1.87       $ 1.14       $ 0.76       $ 0.59       $ 0.40         0.24         0.15
Diluted                                   $ 1.79       $ 1.11       $ 0.76       $ 0.59       $ 0.40       $ 0.24       $ 0.15

Weighted average number of common
shares outstanding

Basic                                     87,003       86,270       86,124       86,100       86,100       84,104       80,012
Diluted                                   90,860       88,304       87,008       86,816       87,140       84,320       80,012
                                       ---------    ---------    ---------    ---------    ---------    ---------    ---------
Selected Operating Data :

Number of invoices
  processed (in thousands)                 3,810        2,934        2,367        1,822        1,318          998          700
Average invoice size                     $ 1,054        $ 918        $ 780        $ 756        $ 765        $ 685        $ 640
% of sales to commercial
  customers (2)                              96%          93%          88%          81%          80%          77%            -
Commercial customers
  serviced (in thousands)                    309          285          246          209          164          142           98
Net sales per
  coworker (in thousands)                $ 1,616      $ 1,462      $ 1,392       $ 1,490     $ 1,459      $ 1,364      $ 1,223
Inventory turnover                            28           23           24            21          23           22           22
Accounts receivable - days
  sales outstanding                           32           33           32            25          23           22           21


                                                                                      December 31,
                                       ---------------------------------------------------------------------------------------
                                            2000         1999          1998         1997        1996         1995         1994
                                       ---------    ---------     ---------    ---------   ---------    ---------    ---------
Financial position:
Cash, cash equivalents
  and marketable securities            $ 202,621     $ 82,975      $ 70,688     $ 79,425    $ 74,952     $ 57,169     $ 22,564
Working capital                        $ 561,697    $ 340,117     $ 228,730    $ 167,421   $ 123,614     $ 99,127     $ 49,217
Total assets                           $ 748,437    $ 505,915     $ 341,821    $ 269,641   $ 198,830    $ 132,929     $ 77,860
Total debt and capitalization
  lease obligations                            -            -             -            -           -            -            -
Total shareholders' equity             $ 636,251    $ 390,984     $ 270,763    $ 199,866   $ 141,622    $ 106,161     $ 55,843
Return on shareholders' equity (3)         31.0%        30.1%         28.2%        29.8%       28.2%        26.0%        27.0%

Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.
--------------------------------------------------------------------------------

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

Results of Operations

     The following table sets forth for the periods indicated information derived from the Company's statements of income expressed as a percentage of net sales:

-------------------------------------------------------------------------------------------------------
                             Percentage of Net Sales
           Financial Results                            Years Ended December 31,
-------------------------------------------------------------------------------------------------------
                                                   2000                 1999                1998
Net sales                                          100.0 %              100.0 %             100.0 %
Cost of sales                                       87.2                 87.4                87.3
                                        ---------------------------------------------------------------
Gross profit                                        12.8                 12.6                12.7
Net advertising expenses                             0.3                  0.6                 0.7
Selling and administrative expenses                  5.7                  5.9                 6.0
                                        ---------------------------------------------------------------
Income from operations                               6.8                  6.1                 6.0
Interest and other income                            0.2                  0.2                 0.3
                                        ---------------------------------------------------------------
Income before income taxes                           7.0                  6.3                 6.3
Income tax provision                                 2.8                  2.5                 2.5
                                        ---------------------------------------------------------------
Net income                                           4.2 %                3.8 %               3.8 %
-------------------------------------------------------------------------------------------------------

     The following table sets forth for the periods indicated a summary of certain of the Company's operating statistics:

---------------------------------------------------------------------------------------------------
Operating Statistics                                           Years Ended December 31,
                                                    -----------------------------------------------
                                                               2000           1999            1998
                                                               ----           ----            ----
Number of invoices processed                              3,810,452      2,934,286       2,366,778
Average invoice size                                         $1,054           $918            $780
Commercial customers serviced (1)                           309,000        285,000         246,000
% of sales to commercial customers                              96%            93%             88%
Number of account managers, end of period                     1,188            798             622
Annualized inventory turnover                                    28             23              24
---------------------------------------------------------------------------------------------------

(1)  Commercial customers includes businesses, government and institutional customers.

     The following table represents sales by product category as a percentage of net sales for each of the periods indicated. Product lines are based upon internal product code classifications and are not retroactively adjusted for the addition of new categories or changes in individual product categorization.

-------------------------------------------------------------------------------------------------------
                                                           Analysis of Product Mix
                                                           Years Ended December 31,
                                        ---------------------------------------------------------------
                                                    2000                 1999                1998
                                        ---------------------------------------------------------------
Notebook Computers and Accessories                  19.9 %               21.6 %              19.8 %
Desktop Computers and Servers                       14.6                 14.1                15.7
                                        ---------------------------------------------------------------
Subtotal Computer Products                          34.5                 35.7                35.5
Data Storage Devices                                13.0                 10.8                11.0
Software                                            12.1                 12.5                13.4
Printers                                            11.1                 10.5                12.6
Net/Comm Products                                    9.8                  9.2                 9.3
Video                                                7.8                  7.5                 7.8
Add-On Boards/Memory                                 6.2                  5.6                 4.1
Supplies, Accessories and Other                      5.5                  8.2                 6.3
                                        ---------------------------------------------------------------
Total                                              100.0 %              100.0 %             100.0 %
-------------------------------------------------------------------------------------------------------

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

     Net sales in 2000 increased 50.0% to a record $3.842 billion compared to $2.561 billion in 1999. The growth in net sales is primarily attributable to a higher concentration of commercial accounts and a higher level of sales per active commercial account. Net sales per active commercial account grew 43.0% in 2000. The Company believes that spending by customers for networking and Internet capabilities, as well as post-Year 2000 (Y2K) projects, positively impacted net sales in 2000. Additionally, the Company expanded its sales force by 48.9% in 2000 to 1,188 account managers at December 31, 2000 enabling it to increase its customer base and the level of sales per active customer.

     The average selling price of desktop computers increased 2.2%, servers increased 10.3% and notebook computers increased 6.0% from 1999. The Company believes there may be future decreases in both prices and demand for computer products in 2001, resulting in a lower average invoice size. Such decreases require the Company to generate more orders and sell more units in order to maintain or increase the level of sales. Should future manufacturer price reductions or the Company's marketing efforts fail to increase the level of unit sales, the Company's sales growth rate and operating results could be adversely affected. Sales of Compaq, Hewlett-Packard, IBM, Microsoft and Toshiba products comprise a substantial portion of the Company's sales. The loss of any of these, or any other key vendors, could have an adverse effect on the Company's results from operations. The above statements concerning future prices, sales and results from operations are forward looking statements that involve certain risks and uncertainties such as those stated above.

     On a forward looking basis, the Company's rate of sales growth in 2001 is likely to be less than that achieved in recent years, primarily due to reduced IT spending levels by customers and the impact of economic uncertainties.

     The table below represents sales growth by product categories in terms of net sales for each of the periods indicated. Product lines are based upon internal product code classifications and are not retroactively adjusted for the addition of new categories or changes in individual product categorization.

-------------------------------------------------------------------------------------------------------
                                                     Analysis of Product Category Growth
                                                           Years Ended December 31,
                                        ---------------------------------------------------------------
                                                    2000                 1999                1998
                                        ---------------------------------------------------------------
Notebook Computers and Accessories                  44.6 %               54.6 %               7.2 %
Desktop Computers and Servers                       45.6                 42.3                61.8
                                        ---------------------------------------------------------------
Subtotal Computer Products                          45.0                 49.2                26.1
Data Storage Devices                                81.6                 44.0                43.5
Software                                            39.3                 44.4                45.0
Printers                                            50.0                 30.4                40.7
Net/Comm Products                                   56.0                 50.8                47.8
Video                                               65.2                 37.9                34.7
Add-On Boards/Memory                                84.6                 82.7                14.3
Supplies, Accessories and Other                      5.0                 72.8                57.7
                                        ---------------------------------------------------------------
Total                                               50.0 %               47.8 %              35.8 %
-------------------------------------------------------------------------------------------------------

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

     Gross profit increased as a percentage of net sales to 12.8% in 2000, compared to 12.6% in 1999. The increase in gross profit as a percentage of net sales is primarily the result of higher selling margins achieved on certain product lines and increased levels of vendor support programs.

     On a forward-looking basis, the gross profit margin in future periods may be less than the 12.8% achieved in 2000. The statement concerning future gross profit is a forward looking statement that involves certain risks and uncertainties such as the continued participation by vendors in inventory price protection and rebate programs, product mix, market conditions and other factors which could result in a fluctuation of gross margins below recent experience. Price protection and rebate programs are at the discretion of the manufacturers, who may make changes that limit the amount of price protection or rebates for which the Company is eligible. Such changes could have a negative impact on gross margin in future periods. Additionally, vendor rebate programs are generally dependent on achieving certain goals and objectives. Accordingly, there is no certainty that the established goals and objectives will be attained, particularly in an uncertain economic environment.

     Selling and administrative expenses decreased to 5.7% of net sales in 2000 versus 5.9% in 1999. The decline resulted from decreases in non-sales payroll and related coworker costs, all as a percentage of net sales. Increases in coworker productivity offset increased payroll and associated costs related to expansion of the sales force. Approximately 77% of the 1,188 sales account managers at December 31, 2000 had fewer than 24 months experience and 58% had fewer than 12 months, as compared to 76% and 53% at December 31, 1999. The Company plans to increase the number of sales account managers to approximately 1,400 by December 31, 2001.

     Net advertising expense decreased as a percentage of net sales to 0.3% in 2000 from 0.6% in 1999. Gross advertising expense increased $26.1 million in 2000 while decreasing as a percentage of net sales to 2.4% versus 2.6% in 1999. The Company decreased catalog circulation and the number of national advertising pages from the prior year, while increasing its spending on branding, other direct marketing and electronic commerce activities. Based upon the Company's planned marketing initiatives, future levels of gross advertising expense as a percentage of net sales are expected to be relatively consistent with or higher than the level achieved in 2000. Cooperative advertising reimbursements as a percentage of net sales increased to 2.1% in 2000 from 2.0% in 1999. Cooperative advertising reimbursements as a percentage of net sales may fluctuate in future periods depending on the level of vendor participation achieved and collection experience. The statements concerning future advertising expense and cooperative advertising reimbursements are forward looking statements that involve certain risks and uncertainties, including the ability to identify and implement cost effective incremental advertising and marketing programs, as well as the continued participation of vendors in the cooperative advertising reimbursement program.

     In the first quarter of 2000, the Compensation and Stock Option Committee approved a new format for executive incentive compensation, which was approved by shareholders at the Annual Meeting of Shareholders on May 24, 2000. Under the new format, the committee eliminated the executive incentive bonus pool and created the Senior Management Incentive Plan ("SMIP") for all officers and other senior management personnel. The SMIP provides for targeted levels of incentive compensation based upon the percentage increase in operating income over the prior year. Expense recognized under the new program in 2000 was lower as a percentage of net sales than all incentive compensation for the same group in the same period of the prior year.

     The Company has leased sales office space in downtown Chicago, Illinois and in locations near the Vernon Hills headquarters. The table below summarizes these lease agreements and the related financial commitment (see Footnote 7 to the consolidated financial statements):

------------------------------------------------------------------------------------------------------------------
                                                                   Aggregate        Average
                                                                     Future          Annual           Approximate
                    Square          Lease           Lease            Minimum         Lease             Capital
     Location       Footage     Commencement        Term          Lease Payments     Expense          Expenditures
------------------------------------------------------------------------------------------------------------------

120 S. Riverside
                               April 2000 and
Chicago, IL           72,000   August 2000 (1)        10 years     $11.4 million    $1.2 million   $4.8 million
------------------------------------------------------------------------------------------------------------------

10 S. Riverside                February 2001 and
Chicago, IL           72,000   August 2001            10 years     $14.1 million    $1.4 million   $3 - $4 million
------------------------------------------------------------------------------------------------------------------

Mettawa, IL          156,000   March 2001             10 years     $35.6 million    $3.7 million   $5 - $6 million
------------------------------------------------------------------------------------------------------------------

(1) Capital expenditures related to 120 S. Riverside were incurred during fiscal year 2000. No significant future capital expenditures are anticipated for this location.

     As a result of the planned expansion of the sales force, the new sales offices and a 250,000 square foot addition to the Vernon Hills distribution center which is expected to be operational in the second quarter of 2001, the Company's selling and administrative costs may increase as a percentage of net sales in future periods.

     Interest income, net of other expenses, increased to $9.0 million in 2000 compared to $4.5 million in 1999, primarily due to higher levels of available cash and higher rates of return on investments.

     The effective income tax rate, expressed as a percentage of income before income taxes, was 39.6% in 2000 and 1999.

     Net income in 2000 was $162.3 million, a 65.4% increase over $98.1 million in 1999. Diluted earnings per share were $1.79 in 2000 and $1.11 in 1999, an increase of 61.3%. All per share amounts have been adjusted to reflect the two-for-one stock split effected in the form of a stock dividend paid on June 15, 2000.


Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

     Net sales in 1999 increased 47.8% to $2.561 billion compared to $1.733 billion in 1998. The growth in net sales is primarily attributable to a higher concentration of commercial accounts and a higher level of sales per active commercial account. Net sales per active commercial account grew 35.5% in 1999. The Company believes that spending by customers for networking and Internet capabilities, as well as Year 2000 (Y2K) compliance, positively impacted net sales in 1999. Additionally, the expansion of the sales force by 28.5% in 1999 to 798 account managers at December 31, 1999 enabled the Company to expand its customer base and the level of sales per active customer. Notebook computers and desktop computers and servers continue to represent the largest portion of the Company's sales. Notebook dollar volume increased more than 55% from 1998 and desktop computers and servers dollar volume increased more than 42% from 1998.

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

     Selling and administrative expenses, which include other selling administrative expenses and the executive incentive bonus pool, decreased to 5.9% of net sales in 1999 versus 6.0% in 1998. Increases in coworker productivity offset increased payroll and associated costs related to expansion of the sales force. Approximately 76% of the 798 sales account managers at December 31, 1999 had fewer than 24 months experience and 53% had fewer than 12 months, as compared to 76% and 61% at December 31, 1998.

     The by-laws of the Company provided for an executive incentive bonus pool of a maximum of 20% of the increase in year over year income from operations. For 1999 and 1998 the Compensation Committee of the Board of Directors established the bonus pool with a maximum eligible amount of 15% of the year over year increase in income from operations. The executive incentive bonus pool increased to $8.8 million in 1999 from $3.3 million in 1998.

     Net advertising expense decreased as a percentage of net sales to 0.6% from 0.7% in 1998. Gross advertising expense increased $13.4 million in 1999 while decreasing as a percentage of net sales to 2.6% versus 3.0% in 1998. The Company decreased catalog circulation and the number of national advertising pages from the prior year, while expanding its spending on branding and electronic commerce activities. Based upon the Company's planned marketing initiatives, future levels of gross advertising expense as a percentage of net sales are likely to be relatively consistent with or higher than the level achieved in 1999. Cooperative advertising reimbursements increased $9.3 million in 1999 and decreased as a percentage of net sales to 2.0% from 2.3% in 1998.

     Interest income, net of other expenses, increased to $4.5 million in 1999 compared to $4.4 million in 1998, primarily due to higher levels of available cash.

     The effective income tax rate, expressed as a percentage of income before income taxes, was 39.6% in 1999 and 1998.

     Net income in 1999 was $98.1 million, a 49.0% increase over $65.8 million in 1998. Diluted earnings per share were $1.11 in 1999 and $0.76 in 1998, an increase of 46.0%. All per share amounts have been adjusted to reflect the two-for-one stock splits effected in the form of a stock dividend paid on May 19, 1999 and June 15, 2000.


Seasonality

     Although the Company has historically experienced variability in the rates of sales growth, it has not historically experienced seasonality in its business. During the third quarter of 2000, sales to government customers represent a larger proportion of total sales than in other quarters as the buying patterns of government and education customers typically result in seasonally high revenues during the third quarter of the year. If sales to these customers continue to increase as a percentage of overall sales, the Company may experience increased seasonality in future periods.

Liquidity and Capital Resources

Working capital

     The Company has recently financed its operations and capital expenditures primarily through cash flow from operations. At December 31, 2000, the Company had cash, cash equivalents and marketable securities of $202.6 million and working capital of $561.7 million, representing an increase of $119.6 million in cash, cash equivalents and marketable securities and an increase of $221.6 million in working capital from December 31, 1999.

     The Company has an aggregate $50 million available pursuant to two $25 million unsecured lines of credit with two financial institutions, one which expires in June 2001, at which time the Company intends to renew the line, and another which does not have a fixed expiration date. Borrowings under the first credit facility bear interest at the prime rate less 2 1/2%, LIBOR plus 1/2% or the federal funds rate plus 1/2%, as determined by the Company. Borrowings under the second credit facility bear interest at the prime rate less 2 1/2%, LIBOR plus .45% or the federal funds rate plus .45%, as determined by the Company. At December 31, 2000, there were no borrowings against either of the credit facilities.

     The Company's current and anticipated uses of its cash, cash equivalents and marketable securities are to fund the growth in working capital and capital expenditures necessary to support future growth in sales and for the stock buyback program discussed below. The Company anticipates capital expenditures related to facility expansions to total between $24 million and $27 million, of which approximately $12.1 million has been incurred as of December 31, 2000.

     In January 2001, the Company's Board of Directors authorized the purchase of up to 5 million shares of its common stock, slightly more than 5% of its total outstanding shares, from time to time in both open market and private transactions, as conditions warrant. The repurchase program is expected to remain effective for approximately twenty-four months, unless sooner completed or terminated by the Board of Directors. The Company intends to hold the repurchased shares in treasury for general corporate purposes, including issuances under various employee stock option plans. In connection with the program, the Company purchased a total of 1,500,000 shares of its common stock on February 2, 2001, at a total cost of $57.6 million ($38.423 per share) from Gregory C. Zeman, Vice Chairman and Director, and Daniel B. Kass, Executive Vice President of Sales and Director.

     The Company believes that the funds held in cash, cash equivalents and marketable securities, and funds available under the credit facilities will be sufficient to fund the Company's working capital and cash requirements at least through December 31, 2001.

Cash flows

     Cash provided by operating activities in 2000 was $141.8 million compared to $22.5 million in 1999. The primary working capital factors that have historically affected the Company's cash flows from operations are the levels of accounts receivable, merchandise inventory and accounts payable. Accounts receivable at December 31, 2000 increased $109.9 million from December 31, 1999. The increase in accounts receivable resulted from increased sales volume and an increase in the percentage of net sales generated from open credit terms with commercial customers to 76% from 70% in 1999. Cash provided by operating activities in 2000 was positively impacted by a $71.4 million tax benefit recorded to paid-in-capital, relating to the exercise of options pursuant to the MPK Stock Option Plan, MPK Restricted Stock Plan and the CDW Incentive Stock Option Plan.

     Net cash used in investing activities for the year ended December 31, 2000 was $125.0 million, including $92.8 million for investments in marketable securities and $33.0 million used for capital expenditures. The capital expenditures made by the Company were primarily related to the purchase of furniture, data processing and telephone equipment for the new Chicago, Illinois sales office and construction of the addition to the Vernon Hills distribution center. At December 31, 2000, the Company has a $5.8 million net investment in and loan to CDW Leasing, LLC.("CDW-L"), a 50/50 joint venture between the Company and First Portland Corporation. The Company is committed to loan up to $10 million to CDW-L to fund new leases. During the third quarter of 2000, CDW-L obtained a financing commitment for $25 million from a financial institution of which $13.4 million was outstanding at December 31, 2000. In order to comply with certain covenants related to the $25 million financing commitment, a portion of the Company's loan is subordinated to the financial institution. The terms of the Company's loan agreement provide for interest based on the 90 day LIBOR rate plus 2.2% for the non-subordinated portion of the loan and the 90 day LIBOR rate plus 5.0% for the subordinated debt.

     The Company also received approximately $7.1 million as proceeds from the exercise of stock options under the CDW Incentive Stock Option Plan in 2000.

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


     Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

         The Company's investments in marketable securities as of December 31, 2000 are all due in one year or less and are concentrated in U.S. Government and Government Agency securities. As such, the risk of significant changes in the value of these securities as a result of a change in market interest rates is minimal.

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

     PART III

     Item 10. Directors and Executive Officers of the Registrant.

     The information required hereunder is incorporated by reference herein from the Registrant's Definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 23, 2001, to be filed pursuant to Regulation 14A not later than April 30, 2001 (the "Definitive Proxy Statement").

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


     Information in the Definitive Proxy Statement under the headings "Report of the Compensation and Stock Option Committee" and "Shareholder Return Performance Presentation" is specifically not incorporated by reference.

     PART IV

     Item 14. Exhibits, Financial Statement Schedule and Reports on Form 8-K.
              ---------------------------------------------------------------

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

3.       Exhibits required by Securities and Exchange Commission
         Regulation S-K, Item 601:

              Exhibit No.               Description of Document
              -----------               -----------------------
              3 (c)       Articles of Incorporation of the Company (xiii)
              3 (d)       Bylaws of the Company (iii)
              3 (e)       Amendment to Articles of  Incorporation  of the
                          Company  filed with the Illinois  Secretary of
                          State on May 26, 2000 (iii)
              10 (a)      CDW Computer Centers, Inc. Employees' Defined
                          Contribution Retirement Plan and Trust (i) (xi)
              10 (b)      CDW Incentive Stock Option Plan (i) (xi)
              10 (c)      First Amendment to CDW Incentive Stock Option
                          Plan (vii) (xi)
              10 (d)      MPK Stock Option Plan and Agreement (i) (xi)
              10 (e)      MPK Restricted Stock Plan and Agreement (i) (xi)
              10 (f)      Employment and Non-Competition Agreement dated
                          as of March 15, 1993 between the Company and
                          Michael P. Krasny (i) (xi)
              10 (g)      Employment and Non-Competition Agreement dated
                          as of March 15, 1993 between the Company and
                          Greg  C. Zeman (i) (xi)
              10 (h)      First  amendment to Employment and
                          Non-Competition  Agreement  dated as of
                          January 28, 2001 between the Company and Gregory
                          C. Zeman
              10 (i)      Employment and Non-Competition Agreement dated as
                          of March 15, 1993 between the Company and Daniel
                          B. Kass (i) (xi)
              10 (j)      Tax Indemnification Agreement dated as of May 25,
                          1993 between the Company and Michael P. Krasny (i)
              10 (k)      Lease Agreement dated February 22, 1993 between
                          the Company, as lessee, and Chevy Chase Business
                          Park Limited Partnership, as lessor, relating to
                          the  premises located in Buffalo Grove, Illinois (i)
              10 (l)      First Lease Amendment dated as of May 13, 1993 to
                          Lease Agreement dated February 22, 1993 between the
                          Company, as lessee, and Chevy Chase Business Park
                          Limited Partnership, as lessor, relating to the
                          premises located in Buffalo Grove, Illinois (i)
              10 (m)      CDW Director Stock Option Plan (i)
              10 (n)      Lease Agreement dated January 25, 1995 between the
                          Company, as lessee, and IJM Management Limited
                          Partnership, as agent for the owner, as lessor,
                          relating to the premises located in Chicago,
                          Illinois (ii)
              10 (o)      Non-statutory Stock Option Agreement dated September
                          5, 1996 between the Company and Harry J.
                          Harczak, Jr. (xvi)
              10 (p)      Non-statutory Stock Option Agreement dated September
                          5, 1996 between the Company and
                          James R. Shanks (xvi)
              10 (q)      Form of Indemnification and Hold Harmless Agreement
                          between the Company and the Selling Shareholder (iv)
              10 (r)      CDW 1996 Incentive Stock Option Plan (iv) (xi)
              10 (s)      First Amendment to CDW 1996 Incentive Stock
                          Option Plan (vii) (xi)
              10 (t)      CDW 1997 Officer and Manager Bonus Plan (v) (xi)
              10 (u)      Revolving Note between the Company and The Northern
                          Trust Company dated June 30, 1998 (vi)
              10 (v)      CDW 1998 Officer and Manager Bonus Plan (viii) (xi)
              10 (w)      First Amendment to 1996, 1997 and 1998 Officer and
                          Manager Bonus Plans (viii) (xi)
              10 (x)      CDW Officer and Manager Plan dated April 21, 1998(xii)
              10 (y)      Operating Agreement of CDW Leasing, L.L.C. (viii)
              10 (z)      Loan and Security Agreement Between CDW Capital
                          Corp. and CDW Leasing, L.L.C. (viii)
              10 (aa)     Lease  Agreement  dated  October 11, 1999  between
                          the Company as Lessee and Solano  Associates  as
                          Lessor relating to the office space located at 120 S.
                          Riverside Plaza, Chicago, Illinois (x)
              10 (bb)     Revolving Note between the Company and LaSalle
                          National Bank dated June 28, 2000 (ix)
              10 (cc)     Lease  Agreement  dated June 19, 2000 between the
                          Company as Lessee and Solano  Associates as Lessor
                          relating to the office space located at 10 S.
                          Riverside Plaza, Chicago, Illinois (ix)
              10 (dd)     Lease  Agreement  dated  October 3, 2000  between
                          the  Company as Lessee and  Hamilton  Partners as
                          Lessor relating to the office space located at
                          Woodland Falls I, Mettawa, Illinois (xiv)
              10 (ee)     CDW 2000 Incentive Stock Option Plan (xv) (xi)
              10 (ff)     CDW Senior Management Incentive Plan (xv) (xi)
              10 (gg)     Employment Agreement dated as of January 28, 2001
                          between the Company and John A. Edwardson
              10 (hh)     Transitional  Compensation  Agreement  dated as of
                          January 28, 2001  between the Company and John A.
                          Edwardson
              10 (ii)     Award  Notice of Stock  Option  Grant dated as of
                          January  28, 2001  between the Company and John A.
                          Edwardson
              10 (jj)     Restricted Stock Award dated as of January 28, 2001
                          between the Company and John A. Edwardson
              10 (kk)     Stock Purchase Agreement between the Company and
                          Gregory C. Zeman dated as of February 2, 2001
              10 (ll)     Registration Rights Agreement between the Company
                          and Gregory C. Zeman dated as of February 5, 2001
              10 (mm)     Stock Purchase Agreement between the Company and
                          Daniel B. Kass dated as of February 2, 2001
              10 (nn)     Registration Rights Agreement between the Company
                          and Daniel B. Kass dated as of February 5, 2001

              21          Subsidiaries of the Registrant (i)
              23          Consent of Independent Accountants

     Footnotes
             (i) Incorporated by reference from the exhibits filed with the Company's registration statement
                          (33-59802) on Form S-1 filed under the Securities
                          Act of 1933 filed on May 11, 1993
             (ii) Incorporated by reference from the exhibits filed with the Company's quarterly report (0-21796) on Form 10-Q for the quarter ended June 30, 1995.
             (iii) Incorporated by reference from the exhibits filed with the Company's Form S-8 (333-48172) filed October 18, 2000.
             (iv) Incorporated by reference from the exhibits filed with the Company's registration statement (333-20935) on Form S-3 filed under the Securities Act of 1993 on January 31, 1997.
             (v) Incorporated by reference from the exhibits filed with the Company's annual report (0-21796) on Form 10-K for the year ended December 31, 1997.
             (vi) Incorporated by reference from the exhibits filed with the Company's Quarterly report (0-21796) on Form 10-Q for the quarter ended June 30, 1998.
             (vii) Incorporated by reference from the exhibits filed with the Company's annual report (0-21796) on Form 10-K for the year ended December 31, 1998.
             (viii) Incorporated by reference from the exhibits filed with the Company's Quarterly report (0-21796) on Form 10-Q for the quarter ended March 31, 1999.
             (ix) Incorporated by reference from the exhibits filed with the Company's Quarterly report (0-21796) on Form 10-Q for the quarter ended June 30, 2000.
             (x) Incorporated by reference from the exhibits filed with the Company's Quarterly report (0-21796) on Form 10-Q for the quarter ended September 30, 1999.
             (xi) Management contract or compensatory plan or arrangement.
             (xii) Incorporated by reference from the exhibits accompanying the Company's Notice of Annual Meeting of Shareholders and Proxy Statement filed March 26, 1999.
             (xiii) Incorporated by reference from the exhibits filed with the Company's registration statement
                          (33-94820) on Form S-3 filed under the Securities
                          Act of 1933 filed on July 21, 1995.
             (xiv) Incorporated by reference from the exhibits filed with the Company's Quarterly report (0-21796) on Form 10-Q for the quarter ended September 30, 2000.
             (xv) Incorporated by reference from the exhibits accompanying the Company's Notice of Annual Meeting of Shareholders and Proxy Statement filed March 31, 2000.
             (xvi) Incorporated by reference from the exhibits filed with the Company's Quarterly report (0-21796) on Form 10-Q for the quarter ended September 30, 1996.

     (b) The Company did not file any reports on Form 8-K during the last quarter of the year ended December 31, 2000.
     (c) The Exhibits required by Item 601 of Regulation S-K are reflected above in Section (a) 3. of this Item.
     (d) The financial statement schedule is included as reflected in Section (a) 2. of this Item.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              CDW COMPUTER CENTERS, INC.

                  Date : March 30, 2000

                                              By : /s/ John A. Edwardson
                                              ------------------------------
                                              John A. Edwardson, President and
                                              Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Signature                          Title                          Date

     /s/ Michael P. Krasny        Chairman of the Board           March 30, 2001
     --------------------------
     Michael P. Krasny

     /s/ John A. Edwardson        President, Chief                March 30, 2001
     --------------------------   Executive Officer and Director
     John A. Edwardson

     /s/ Gregory C. Zeman         Vice Chairman and Director      March 30, 2001
     --------------------------
     Gregory C. Zeman

     /s/ Daniel B. Kass           Executive Vice President-Sales  March 30, 2001
     --------------------------   and Director
     Daniel B. Kass

     /s/ Harry J. Harczak, Jr.    Chief Financial Officer,        March 30, 2001
     --------------------------   Treasurer and Secretary
     Harry  J. Harczak, Jr.

     /s/ Sandra M. Rouhselang     Controller and                  March 30, 2001
     --------------------------   Chief Accounting Officer
     Sandra M. Rouhselang

     /s/ Michelle L. Collins      Director                        March 30, 2001
     --------------------------
     Michelle L. Collins

     /s/ Dr. Donald Jacobs        Director                        March 30, 2001
     --------------------------
     Dr. Donald Jacobs

     /s/ Joseph Levy, Jr.         Director                        March 30, 2001
     --------------------------
     Joseph Levy, Jr.

     /s/ Brian Williams           Director                        March 30, 2001
     --------------------------
     Brian Williams

                                ITEMS 8 AND 14(A)
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS





                                                                         Page(s)


Management's Responsibility for Financial Statements                       F-1

Report of Independent Accountants                                          F-2

Consolidated Balance Sheets as of                                          F-3
   December 31, 2000 and 1999

Consolidated Statements of Income for the years ended                      F-4
   December 31, 2000, 1999 and 1998

Consolidated Statement of Shareholders' Equity for the years ended         F-5
   December 31, 2000, 1999 and 1998

Consolidated Statements of Cash Flows for the years ended                  F-6
   December 31, 2000, 1999 and 1998

Notes to Consolidated Financial Statements                                 F-7





















                                      F(i)

MANAGEMENT'S RESPONSIBILITY FOR FINANCIAL STATEMENTS


Management is responsible for the preparation, integrity and objectivity of the consolidated financial statements and other financial information presented in this report. The accompanying consolidated financial statements were prepared in accordance with generally accepted accounting principles, applying certain estimates and judgments as required.

CDW Computer Centers, Inc.'s internal controls are designed to provide reasonable assurance as to the integrity and reliability of the financial statements and to adequately safeguard, verify and maintain accountability of assets. Such controls are based on established written policies and procedures, are implemented by trained, skilled personnel with an appropriate segregation of duties and are monitored through a comprehensive business process assurance program. These policies and procedures prescribe that the Company and all its employees are to maintain the highest ethical standards and that its business practices are to be conducted in a manner which is above reproach.

PricewaterhouseCoopers LLP , independent auditors, are retained to audit CDW Computer Centers, Inc.'s financial statements. Their accompanying report is based on audits conducted in accordance with generally accepted auditing standards; which include the consideration of the Company's internal controls to establish a basis for reliance thereon in determining the nature, timing and extent of the audit tests to be applied.

The Board of Directors exercises its responsibility for these financial statements through its Audit Committee, which consists entirely of independent non-management Board members. The Audit Committee meets periodically with the independent auditors and with the Company's Business Process Assurance manager, both privately and with management present to review accounting, auditing, internal controls and financial reporting matters.




John A. Edwardson                           Harry J. Harczak Jr.
President and Chief                         Chief Financial Officer,
Executive Officer                           Treasurer and Secretary

REPORT OF INDEPENDENT ACCOUNTANTS


The Board of Directors
CDW Computer Centers, Inc.
Vernon Hills, Illinois

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, shareholders' equity and cash flows present fairly, in all material respects, the financial position of CDW Computer Centers, Inc. and Subsidiaries (the "Company") at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


                                   PricewaterhouseCoopers LLP

Chicago, Illinois
January  19, 2001

                  CDW Computer Centers, Inc. and Subsidiaries
                          Consolidated Balance Sheets
                                 (in thousands)

                                                                       December 31,
                                                              2000                     1999
                                                      -------------------       -------------------
Assets

Current assets :
      Cash and cash equivalents                                 $ 43,664                  $ 19,747
      Marketable securities                                      158,957                    63,228
      Accounts receivable, net of allowance for doubtful
      accounts of $7,000 and $4,300, respectively                337,424                   230,190
      Miscellaneous receivables                                   13,442                     7,589
      Merchandise inventory                                      110,202                   126,217
      Prepaid expenses and other assets                            3,458                     1,375
      Deferred income taxes                                        6,736                     6,702
                                                      -------------------       -------------------

      Total current assets                                       673,883                   455,048

Property and equipment, net                                       61,966                    39,429
Investment in and advances to joint venture                        5,804                     6,499
Deferred income taxes and other assets                             6,784                     4,939
                                                      -------------------       -------------------

     Total assets                                              $ 748,437                 $ 505,915
                                                      ===================       ===================

Liabilities and Shareholders' Equity

Current liabilities :
      Accounts payable                                          $ 56,081                  $ 65,657
      Accrued expenses :
      Payroll, commissions and management
      incentive compensation                                      26,645                    27,339
      Income taxes                                                17,868                    11,960
      Exit costs                                                   1,862                     2,219
      Other                                                        9,730                     7,756
                                                      -------------------       -------------------

      Total current liabilities                                  112,186                   114,931
                                                      -------------------       -------------------

Commitments and contingencies

Shareholders' equity :

      Preferred shares, $1.00 par value; 5,000 shares
      authorized; none issued                                          -                         -
      Common shares, $ .01 par value; 500,000 shares
      authorized; 87,465 and 86,678 shares
      issued, respectively                                           875                       866
      Paid-in capital                                            185,054                   102,338
      Retained earnings                                          452,613                   290,344
      Unearned compensation                                         (202)                     (475)
                                                      -------------------       -------------------
                                                                 638,340                   393,073
      Less cost of common shares in treasury, 200 shares          (2,089)                   (2,089)
                                                      -------------------       -------------------

      Total shareholders' equity                                 636,251                   390,984
                                                      -------------------       -------------------

    Total liabilities and sharehoders' equity                  $ 748,437                 $ 505,915
                                                      ===================       ===================

The accompanying notes are an integral part of the consolidated financial statements.

                  CDW Computer Centers, Inc. and Subsidiaries
                        Consolidated Statements of Income
                      (in thousands, except per share data)

                                                          Years Ended December 31,
                                             ----------------------------------------------------
                                                 2000               1999               1998
                                             ----------------------------------------------------

 Net sales                                     $ 3,842,452        $ 2,561,239        $ 1,733,489
 Cost of sales                                   3,352,609          2,237,700          1,513,314
                                             --------------     --------------    ---------------
 Gross profit                                      489,843            323,539            220,175

 Net advertising expenses                           12,479             16,397             12,365
 Selling and administrative expenses               217,756            149,230            103,172
                                             --------------     --------------    ---------------
 Income from operations                            259,608            157,912            104,638
 Interest income                                     9,739              4,931              4,708
 Other expense, net                                   (690)              (450)              (335)
                                             --------------     --------------    ---------------
 Income before income taxes                        268,657            162,393            109,011
 Income tax provision                              106,388             64,308             43,170
                                             --------------     --------------    ---------------
 Net income                                      $ 162,269           $ 98,085           $ 65,841
                                             ==============     ==============    ===============

 Earnings per share
 Basic                                              $ 1.87             $ 1.14             $ 0.76
                                             ==============     ==============    ===============
 Diluted                                            $ 1.79             $ 1.11             $ 0.76
                                             ==============     ==============    ===============

 Weighted average number of
 common shares outstanding
 Basic                                              87,003             86,270             86,124
                                             ==============     ==============    ===============
 Diluted                                            90,860             88,304             87,008
                                             ==============     ==============    ===============

     The accompanying notes are an integral part of the consolidated financial statements.

                  CDW Computer Centers, Inc. and Subsidiaries
                 Consolidated Statement of Shareholders' Equity
                                 (in thousands)

                                     Common Shares                                                  Treasury Shares         Total
                                 -------------------                     Retained     Unearned     -----------------   Shareholders'
                                  Shares     Amount   Paid-in Capital    Earnings    Compensation   Shares    Amount        Equity
                               -----------------------------------------------------------------------------------------------------
Balance at December 31, 1997     86,100      $ 860         $ 74,035     $ 126,418      $ (1,447)        -        $ -       $ 199,866

MPK Restricted Stock Plan
  forfeitures                                                   (1)                                                              (1)

Amortization of unearned
  compensation                                                                               472                                 472

Compensatory stock option
  grants                                                        986                                                              986

Exercise of stock options           184          2            1,139                                                            1,141

Tax benefit from stock
  option transactions                                         3,741                                                            3,741

Capital contribution for
  litigation settlement assumed
  by majority shareholder                                     4,365                                                            4,365

Additional redemption price
  pursuant to
  litigation settlement                                     (4,365)                                                          (4,365)

Capital contribution for
  legal costs assumed
  by majority shareholder,
  net of tax                                                    806                                                              806

Purchase of treasury shares                                                                           200    (2,089)         (2,089)

Net income                                                                 65,841                                             65,841
                               -----------------------------------------------------------------------------------------------------
Balance at December 31, 1998     86,284        862           80,706       192,259          (975)      200    (2,089)         270,763

MPK Restricted Stock Plan
  forfeitures                                                 (101)                          101                                   -

Amortization of unearned
  compensation                                                                               399                                 399

Compensatory stock option
  grants                                                      1,880                                                            1,880

Exercise of stock options           394          4            2,415                                                            2,419

Tax benefit from stock
  option transactions                                        17,438                                                           17,438

Net income                                                                 98,085                                             98,085
                               -----------------------------------------------------------------------------------------------------
Balance at December 31, 1999     86,678        866          102,338       290,344          (475)      200    (2,089)         390,984

MPK Restricted Stock Plan
  forfeitures                                                  (15)                          15                                    -

Amortization of unearned
  compensation                                                                              258                                  258

Compensatory stock option
  grants                                                      4,225                                                            4,225

Exercise of stock options           787          9            7,116                                                            7,125

Tax benefit from stock option
  and restricted stock
  transactions                                               71,390                                                           71,390

Net income                                                                162,269                                            162,269
                               -----------------------------------------------------------------------------------------------------
Balance at December 31, 2000     87,465      $ 875        $ 185,054     $ 452,613        $ (202)      200  $ (2,089)       $ 636,251
                               =====================================================================================================

                  The accompanying notes are an integral part of the consolidated financial statements.

                  CDW Computer Centers, Inc. and Subsidiaries
                 Consolidated Statements of Cash Flows
                                 (in thousands)

                                                                    Years Ended December 31,
                                                          -----------------------------------------------
                                                             2000             1999            1998
                                                          --------------   -------------   --------------
Cash flows from operating activities:

Net income                                                   $ 162,269        $ 98,085         $ 65,841

Adjustments to reconcile net income to net cash provided by operating activities:

       Depreciation                                             10,478           6,788            4,758
       Accretion of marketable securities                       (2,930)         (3,017)          (2,797)
       Stock-based compensation expense                          4,483           2,279            1,458
       Allowance for doubtful accounts                           2,700           1,115            1,235
       Legal fees assumed by majority shareholder, net of tax        -               -              806
       Deferred income taxes                                    (1,866)         (1,573)            (720)
       Tax benefit from stock option exercises                  71,390          17,438            3,741

       Changes in assets and liabilities:
       Accounts receivable                                    (109,934)        (78,997)         (66,019)
       Miscellaneous receivables and other assets               (5,940)         (1,673)          (1,936)
       Merchandise inventory                                    16,015         (61,825)          (2,451)
       Prepaid expenses                                         (2,097)             38             (675)
       Accounts payable                                         (9,576)         24,299           (3,093)
       Accrued compensation                                       (694)         11,060            3,283
       Accrued income taxes and other expenses                   7,882           9,010            1,769
       Accrued exit costs                                         (357)           (496)            (676)
                                                         --------------   -------------   --------------

       Net cash provided by operating activities               141,823          22,531            4,524
                                                         --------------   -------------   --------------

Cash flows from investing activities:

       Purchases of available-for-sale securities             (116,398)        (81,567)         (26,810)
       Redemptions of available-for-sale securities             60,900          53,792           32,250
       Purchases of held-to-maturity securities               (130,781)        (50,020)         (88,122)
       Redemptions of held-to-maturity securities               93,480          84,042           80,213
       Investment in and advances to joint venture             (21,706)         (7,650)               -
       Repayment of advances from joint venture                 22,489           1,131                -
       Purchase of property and equipment                      (33,015)         (9,161)         (15,110)
                                                         --------------   -------------   --------------

       Net cash used in investing activities                  (125,031)         (9,433)         (17,579)
                                                         --------------   -------------   --------------

Cash flows from financing activities:

       Purchase of treasury shares                                   -               -           (2,089)
       Proceeds from exercise of stock options                   7,125           2,419            1,141
                                                         --------------   -------------   --------------

       Net cash provided by (used in) financing activities       7,125           2,419             (948)
                                                         --------------   -------------   --------------

Net  increase (decrease) in cash                                23,917          15,517          (14,003)

Cash and cash equivalents - beginning of year                   19,747           4,230           18,233
                                                         --------------   -------------   --------------

Cash and cash equivalents - end of year                       $ 43,664        $ 19,747          $ 4,230
                                                         ==============   =============   ==============

Supplementary disclosure of cash flow information :
       Taxes paid                                             $ 28,679        $ 41,491         $ 40,400
                                                         --------------   -------------   --------------

         The accompanying notes are an integral part of the consolidated financial statements.

CDW COMPUTER CENTERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business

CDW Computer Centers, Inc. and its subsidiaries (collectively the "Company") are engaged in the sale of brand name personal computers and related products primarily through direct marketing to end users within the United States. The Company's primary business is conducted from a combined sales, corporate office, distribution center and showroom facility located in Vernon Hills, Illinois and through www.cdw.com, its Internet site. The Company also operates sales offices in Buffalo Grove, Lincolnshire and Chicago, Illinois, a retail showroom in Chicago, Illinois and a government sales office in Lansdowne, Virginia.

The Company extends credit to business, government and institutional customers under certain circumstances based upon the financial strength of the customer. Such customers are typically granted net 30 day credit terms. The balance of the Company's sales are made primarily through third party credit cards and for cash-on-delivery.


2. Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of CDW Computer Centers, Inc, and its wholly owned subsidiaries, CDW Government, Inc. (CDW-G) and CDW Capital Corporation. CDW-G sells personal computers and related products and focuses exclusively on serving government and educational customers. CDW Capital Corporation owns a 50% interest in CDW Leasing, L.L.C. (Note 12 ). The investment in CDW Leasing, L.L.C. is accounted for by the equity method. All inter-Company transactions and accounts are eliminated in consolidation.

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

On April 20, 1999, the Board of Directors of the Company approved a two-for-one stock split to be effected in the form of a stock dividend payable on May 19, 1999 to all common shareholders of record at the close of business on May 5, 1999. On April 22, 2000, the Board of Directors of the Company approved a two-for-one stock split effected in the form of a stock dividend paid on June 21, 2000 to all common shareholders of record at the close of business on June 14, 2000. All per share and related amounts contained in these financial statements and notes have been adjusted to reflect the stock splits.

Cash and Cash Equivalents

Cash and cash equivalents include all deposits in banks and highly liquid temporary cash investments purchased with original maturities of three months or less at the time of purchase.

Marketable Securities

The Company classifies securities with a stated maturity, which it has the intent to hold to maturity, as "held-to-maturity", and records such securities at amortized cost. Securities which do not have stated maturities or for which the Company does not have the intent to hold to maturity are classified as "available-for-sale" and recorded at fair value, with unrealized holding gains or losses, if material, recorded as a separate component of Shareholders' Equity. The Company does not invest in trading securities. All securities are accounted for on a specific identification basis.

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

Advertising

Advertising costs are charged to expense in the period incurred. Cooperative reimbursements from vendors, which are earned and available, are recorded in the period the related advertising expenditure is incurred. The following table summarizes advertising costs and cooperative reimbursements for the years ended December 31, 2000, 1999 and 1998, respectively (in thousands):

                                                     2000            1999             1998
                                                     ----            ----             ----
Gross advertising expenses                        $91,296         $65,217          $51,840
Less:  cooperative reimbursements                (78,817)        (48,820)         (39,475)
                                         ---------------- --------------- ----------------
                                         ---------------- --------------- ----------------
Net advertising expenses                          $12,479         $16,397          $12,365
                                         ================ =============== ================


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

Fair Value of Financial Instruments

The Company estimates that the fair market value of all of its financial instruments at December 31, 2000 and 1999 are not materially different from the aggregate carrying value due to the short term nature of these instruments.

Treasury Shares

The Company intends to hold the shares in treasury for general corporate purposes, including issuances under various employee stock option plans. The Company accounts for the treasury shares using the cost method.

Financial Statement Presentation

The Company has reclassified certain balance sheet and income statement amounts reported in prior years to conform with the 2000 presentation.

3. Marketable Securities

The amortized cost and estimated fair values of the Company's investments in marketable securities at December 31, 2000 and 1999 (in thousands) were:

                                                                                    Gross
                                                                                  Unrealized
                                                               Estimated            Holding             Amortized
           Security Type                                      Fair Value      Gains         Losses         Cost
           -------------                                      -----------     ------        ------         ----
           December 31, 2000
           Available-for-sale:
               U.S. Government and Government Agency              $ 86,904         $  73        $    -     $  86,831
               securities
                                                              -------------------------------------------------------

           Held-to-maturity:
               U.S. Government and Government Agency                72,223            97             -        72,126
               securities
                                                              -------------------------------------------------------
                                                              -------------------------------------------------------
           Total marketable securities:                                           $  170         $   -     $ 158,957
                                                                  $159,127
                                                              =======================================================

           December 31, 1999
           Available-for-sale:
               U.S. Government and Government Agency              $ 30,757         $   -       $  (20)     $  30,777
               securities
                                                              -------------------------------------------------------

           Held-to-maturity:
               U.S. Government and Government Agency                32,458             7             -        32,451
               securities
                                                              -------------------------------------------------------
                                                              -------------------------------------------------------
           Total marketable securities:                           $ 63,215         $   7       $  (20)      $ 63,228
                                                              =======================================================

The Company's investments in marketable securities at December 31, 2000 and 1999 were all due in one year or less by contractual maturity. Estimated fair values of marketable securities are based on quoted market prices.


4. Property and Equipment

Property and equipment consists of the following (in thousands):

                                                             December 31,
                                                       2000                1999
                                                       ----                ----
Land                                               $ 10,367            $ 10,367
Machinery and equipment                              17,803              15,117
Building and leasehold improvements                  14,735              13,455
Computer and data processing equipment               19,621              10,168
Computer software                                     6,985               2,482
Furniture and fixtures                                3,753               2,193
Construction in progress                             13,544               1,057
                                          -----------------   -----------------
                                                     86,808              54,839
Less accumulated depreciation                        24,842              15,410
                                          -----------------   -----------------
Net property and equipment                         $ 61,966            $ 39,429
                                          =================   =================


The Company owns approximately 45 acres of land, of which approximately 11 acres are vacant and available for future expansion.

In July 2000, the Company began construction of a 250,000 square foot addition to its distribution center in Vernon Hills, Illinois. The new distribution center is scheduled to be operational in the second quarter of 2001 and is estimated to cost between $16 million and $17 million for construction and equipment of which $11.6 million has been incurred as of December 31, 2000. Upon completion, the Company's total distribution center capacity will be approximately 450,000 square feet


5. Financing Arrangements

The Company has an aggregate $50 million available pursuant to two $25 million unsecured lines of credit with two financial institutions. One line of credit expires in June 2001, at which time the Company intends to renew the line, and the other does not have a fixed expiration date. Borrowings under the first credit facility bear interest at the prime rate less 2 1/2%, LIBOR plus 1/2% or the federal funds rate plus 1/2%, as determined by the Company. Borrowings under the second credit facility bear interest at the prime rate less 2 1/2%, LIBOR plus .45% or the federal funds rate plus .45%, as determined by the Company. At December 31, 2000, there were no borrowings under either of the credit facilities.


6. Trade Financing Agreements

The Company has entered into security agreements with certain financial institutions ("Flooring Companies") in order to facilitate the purchase of inventory from various suppliers under certain terms and conditions. The agreements allow for a maximum credit line of $77.5 million collateralized by inventory purchases financed by the Flooring Companies. At December 31, 2000 and 1999, the Company owed the Flooring Companies approximately $18.6 million and $13.8 million, respectively, which is included in trade accounts payable.


7. Operating Leases and Exit Costs

The Company is obligated under various operating lease agreements, primarily for office facilities, in the Chicago metropolitan area. The lease agreements generally provide for minimum rent payments and a proportionate share of operating expenses and property taxes, and include certain renewal and expansion options. For the years ended December 31, 2000, 1999 and 1998, rent expense was $2.0 million, $432,000 and $230,000, respectively. Additionally, $571,000, $573,000 and $689,000 of rental payments were charged to the exit liability in 2000, 1999 and 1998 respectively. Future minimum lease payments are as follows:

               Years Ended December 31,                                   Amount
               ------------------------                                   ------
               2001                                                     $  4,598
               2002                                                        6,535
               2003                                                        6,655
               2004                                                        5,978
               2005                                                        6,148
               Thereafter                                                 32,770
                                                               -----------------
               Total future minimum lease payments                      $ 62,684
                                                               =================

The Company recorded a $4.0 million pre-tax non-recurring charge to operating results for exit costs relating to its leased Buffalo Grove facility in the first quarter of 1996. The exit costs consist primarily of the estimated cost to the Company of subleasing the vacated facility, including holding costs, the estimated costs of restoring the building to its original condition and certain asset write-offs resulting from the relocation. During 2000, 1999 and 1998, the Company charged approximately $357,000, $496,000 and $676,000 against the exit accrual, respectively. These amounts include cash payments for rent, real estate taxes and restoration, net of sublease payments.

The Company sublet the warehouse and showroom portions of the Buffalo Grove facility to a third party in 1999. However, the sublessee terminated the lease in conjunction with its Chapter 11 case under the bankruptcy laws in the first quarter of 2000 and has since vacated the premises. The Company has elected to occupy an additional portion of the facility and is subleasing a portion of the remaining space. The Company will continue to evaluate the future use of the warehouse space and will adjust the remaining exit liability as necessary.

8. Income Taxes

Components of the provision (benefit) for income taxes for the years ended December 31, 2000, 1999 and 1998 consist of (in thousands):

                                   2000              1999               1998
Current:              -----------------  ----------------  -----------------
Federal                        $ 89,520          $ 54,135           $ 35,968
State                            18,734            11,746              7,922
                      -----------------  ----------------  -----------------
                                108,254            65,881             43,890
Deferred                        (1,866)           (1,573)              (720)
                      -----------------  ----------------  -----------------
Provision for
 income taxes                 $ 106,388          $ 64,308           $ 43,170
                      =================  ================  =================

The current income tax liabilities for 2000, 1999 and 1998 were reduced by $71.4 million, $17.4 million and $3.7 million, respectively, for tax benefits recorded directly to paid-in capital relating to the exercise and vesting of shares pursuant to the CDW Stock Option Plan, the MPK Stock Option Plan and the MPK Restricted Stock Plan.

The reconciliation between the statutory tax rate expressed as a percentage of income before income taxes and the actual effective tax rate for 2000, 1999 and 1998 is as follows:

                                        2000         1999        1998
                                    --------     --------    --------
Statutory federal income tax rate       35.0 %       35.0 %      35.0 %
State taxes, net of federal benefit      4.5          4.6         4.6
Other                                    0.1          0.0         0.0
                                    --------     --------    --------
Total                                   39.6 %       39.6 %      39.6 %
                                    ========     ========    ========

The tax effect of temporary differences that give rise to the net deferred income tax asset at December 31, 2000 and 1999 are presented below (in thousands):

                                         2000              1999
                                         ----              ----
Current:
   Accounts receivable              $   3,364         $   2,233
   Payroll and benefits                 2,621             3,805
   Merchandise inventory                  438               462
   Accrued expenses                       314               202
                               --------------   ---------------
     Subtotal Current                   6,737             6,702
                               --------------   ---------------
Non-current:
   Employee stock plans                 5,514             4,742
   Exit charge                            745               865
   Property and equipment                 199             (752)
   Other                                  181              (47)
                               --------------   ---------------
     Subtotal Non-current               6,639             4,808
                               --------------   ---------------
Net deferred tax asset              $  13,376         $  11,510
                               ==============   ===============

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


9. Stock-Based Compensation

CDW Stock Option Plans

The Company has established certain stock-based compensation plans for the benefit of its directors and coworkers. Pursuant to these plans the Company has reserved a total of 7,075,896 common shares for stock option grants. The plans generally include vesting requirements from 3 to 10 years and option lives of up to 20 years. Options may be granted at exercise prices ranging from $0.01 to the market price of the common stock at the date of grant.

Option activity for the years ended December 31, 1998, 1999 and 2000 was as follows:

                                                                       Weighted-Average         Options
                                                       Shares           Exercise Price        Exercisable
                                                   ----------------  ---------------------   ---------------
             Balance at January 1, 1998                  7,327,676                $ 11.70           178,948
                                                   ----------------  ---------------------   ---------------

             Options granted                             2,856,460                  23.19
             Options exercised                           (183,488)                   6.22
             Options forfeited                           (460,140)                  12.62
                                                   ----------------  ---------------------   ---------------

             Balance at December 31, 1998                9,540,508                  15.20           452,180
                                                   ----------------  ---------------------   ---------------

             Options granted                             3,700,390                  31.10
             Options exercised                           (394,404)                   6.13
             Options forfeited                           (649,060)                  17.21
                                                   ----------------  ---------------------   ---------------

             Balance at December 31, 1999               12,197,434                  20.21           819,910
                                                   ================  =====================   ===============

             Options granted                               985,250                  25.84
             Options exercised                           (787,028)                   9.02
             Options forfeited                           (355,893)                  25.78
                                                   ----------------  ---------------------   ---------------

             Balance at December 31, 2000               12,039,763                $ 21.24         1,202,352
                                                   ================  =====================   ===============

For the years ended December 31, 2000, 1999 and 1998, the weighted-average fair value of options granted was as follows:

                                                       2000      1999      1998
                                                       ----      ----      ----
        Exercise price equals market price           $21.25    $22.88    $16.39
        Exercise price is less than market price     $27.87    $39.31    $23.98

The following table summarizes the status of outstanding stock options as of December 31, 2000:

                                         Options Outstanding                     Options Exercisable
                           -------------------------------------------------  ---------------------------
                                          Weighted-Average
                            Number of        Remaining         Weighted-      Number of      Weighted-
           Range of          Options      Contractual Life      Average        Options        Average
       Exercise Prices     Outstanding       (in years)      Exercise Price  Exercisable  Exercise Price
     --------------------- ------------- ------------------- --------------- ------------ ----------------
        $0.003 - $0.01          337,733                18.7     $      0.01            -      $         -

        $2.33 - $3.25            21,600                14.0     $      2.96            -      $         -

        $5.69 - $6.75           579,679                14.9     $      6.61      579,679      $     6.61

       $10.00 - $14.83        4,370,232                16.4     $     13.65      618,853      $     13.91

       $16.20 - $23.98        2,375,856                18.0     $     23.85        2,172      $     23.98

       $24.32 - $34.52        2,753,059                18.9     $     25.90            -      $         -

       $39.31 - $44.00        1,551,604                19.0     $     39.32        1,648      $     39.31

           $63.375               50,000                20.0     $     63.38            -      $         -
     --------------------- ------------- ------------------- --------------- ------------ ----------------
       $0.003 - $63.375      12,039,763                17.6     $     21.24    1,202,352      $     10.45
     ===================== ============= =================== =============== ============ ================

Had the Company elected to apply the provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" (SFAS
123) regarding recognition of compensation expense to the extent of the calculated fair value of stock options, reported net income and earnings per share would have been reduced as follows:

                                                                   (in 000's, except per share amounts)
                                                                     2000               1999              1998
                                                             -------------      -------------     -------------
             Net income, as reported                            $ 162,269          $  98,085         $  65,841
             Pro forma net income                               $ 149,211          $  90,525         $  61,574

             Basic earnings per share, as reported              $    1.87          $    1.14         $    0.76
             Diluted earnings per share, as reported            $    1.79          $    1.11         $    0.76

             Pro forma basic earnings per share                 $    1.72          $    1.05         $    0.72
             Pro forma diluted earnings per share               $    1.67          $    1.03         $    0.71

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

For purposes of the SFAS 123 pro forma net income and earnings per share calculation, the fair value of each option grant is estimated as of the date of grant using the Black-Scholes option-pricing model. The weighted-average assumptions used in determining fair value as disclosed for SFAS 123 are shown in the following table:

                                               2000          1999         1998
                                               ----          ----         ----
            Risk-free interest rate             5.0 %         6.1 %        5.4 %
            Dividend yield                      0.0 %         0.0 %        0.0 %
            Option life (years)                 8.7           9.8          9.9
            Stock price volatility             57.6 %        54.6 %       52.6 %



MPK Stock Option Plan

Effective  December  31,  1992,  the  Company's  current  majority   shareholder
established the MPK Stock Option Plan pursuant to which he granted non-forfeitable options to certain officers to purchase 16,573,500 shares of common stock owned by him at an exercise price of $.004175 per share. Options were exercised as follows:

              Transaction Year     Number of Options Exercised
              ----------------     ---------------------------
                           1995                        1,352,000
                           1997                          544,000
                           1998                          660,000
                           1999                        1,744,000
                           2000                        4,180,888

Options for 3,196,972 shares for the two remaining participants are exercisable as of December 31, 2000 and the remaining 3,048,000 options are exercisable as follows: 2,286,000 on December 31, 2001 and 762,000 on December 31, 2002. The number of options exercisable increase proportionately to shares, if any, sold by the majority shareholder.

MPK Restricted Stock Plan

Effective upon the closing of the initial public offering, the current majority shareholder established the MPK Restricted Stock Plan. Pursuant to this plan, the majority shareholder allocated 2,674,416 shares of his common stock to be held in escrow for the benefit of those persons employed by the Company as of December 31, 1992. The number of shares allocated to each employee was dependent upon the employee's years of service and salary history. As a result of these grants, which provided for vesting based upon continuous employment with the Company or its subsidiaries through January 1, 2000, the Company recorded a capital contribution and offsetting deferred charge of approximately $2.8 million for unearned compensation equal to the number of shares granted, times $1.0425 per share. The deferred charge is classified in the equity section of the consolidated balance sheet of the Company as unearned compensation and is being amortized on a straight-line basis over the vesting period. As of December 31, 2000, 703,378 shares have been forfeited for which the Company has recorded a reduction of both unearned compensation and paid-in capital, in addition to reducing the amortization of unearned compensation accordingly.

The Company filed a Registration Statement on Form S-3, which was effective on February 7, 1997, to modify the terms of the MPK Restricted Stock Plan and provide participants the option to accelerate the vesting on 25% of their shares in exchange for the extension of the vesting period on their remaining shares through 2003. Under the terms of this modification, participants who elected the acceleration were granted options by the Company equal to the number of shares which became vested with an exercise price of $14.75 per share, the market price of the stock on the acceleration date.

As of December 31, 2000, 996,198 shares remain outstanding under the modified terms and vest evenly over the next three years beginning on January 1, 2001.

Tax Benefits

The exercise and vesting of shares pursuant to the MPK Stock Option Plan, MPK Restricted Stock Plan and the CDW Incentive Stock Option Plan resulted in the realization by the Company of tax benefits of $72.5 million in 2000, $17.8 million in 1999 and $3.9 million in 1998, of which $1.1 million, $381,000 and $144,000, respectively, were previously recorded in deferred taxes. The incremental tax benefits of $71.4 million in 2000, $17.4 million in 1999 and $3.7 million in 1998 were recorded to paid-in capital.


10. Earnings Per Share

At December  31,  2000,  the  Company had  outstanding  common  shares  totaling
87,265,000. The Company has also granted options to purchase common shares to the coworkers of the Company as discussed in Note 9. These options have a dilutive effect on the calculation of earnings per share. The following table is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations as required by SFAS 128.

                                                                      Years ended December 31,
                                                                  (in 000's except per share data)
                                                                  --------------------------------
                                                                   2000            1999             1998
                                                                   ----            ----             ----
             Basic earnings per share:
             Income available to
                  common shareholders (numerator)              $162,269        $ 98,085         $ 65,841
                                                            ============     ===========     ============
             Weighted average common
                  shares outstanding (denominator)               87,003          86,270           86,124
                                                            ============     ===========     ============
             Basic earnings per share                          $   1.87        $   1.14         $   0.76
                                                            ============     ===========     ============

             Diluted earnings per share:
             Income available to
                  common shareholders (numerator)              $162,269        $ 98,085         $ 65,841
                                                            ============     ===========     ============
             Weighted average common
                  shares outstanding                             87,003          86,270           86,124
             Effect of dilutive securities:
                  Options on common stock                         3,857           2,034              884
                                                            ------------     -----------     ------------
             Total common shares and dilutive securities
             (denominator)                                       90,860          88,304           87,008
                                                            ============     ===========     ============
             Diluted earnings per share                        $   1.79        $   1.11         $   0.76
                                                            ============     ===========     ============

Options to purchase 50,000 shares of common stock at $63.38 per share were outstanding during 2000 but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares. The options were still outstanding at December 31, 2000.

11. Profit Sharing and 401(k) Plan

The Company has a profit sharing plan which includes a salary reduction feature established under the Internal Revenue Code Section 401(k) covering substantially all employees. Contributions by the Company to the profit sharing plan are determined at the discretion of the Board of Directors. For the years ended December 31, 2000, 1999 and 1998, the Company's profit sharing expense was $3,600,000 $2,639,000 and $1,860,000, respectively.

12. Leasing Joint Venture

In April 1999, CDW Capital Corporation, a wholly-owned subsidiary of the Company, and First Portland Corporation ("FIRSTCORP") formed CDW Leasing, L.L.C. ("CDW-L"), a 50/50 joint venture. CDW-L provides captive leasing services to the Company's customers. Under the terms of an operating agreement, FIRSTCORP provides leasing management services to CDW-L, with net earnings of the venture allocated 50% to the Company and 50% to FIRSTCORP. CDW Capital Corporation and FIRSTCORP each contributed $600,000 to the capital of CDW-L, maintain equal operating authority over CDW-L and have an equal number of seats on the Board of Managers of the joint venture.

At December 31, 2000, the Company has a $5.8 million net investment in and loan to CDW-L. The Company is committed to loan up to $10 million to CDW-L to fund new leases. During the third quarter of 2000, CDW-L obtained a financing commitment for $25 million from a financial institution of which $13.4 million was outstanding at December 31, 2000. In order to comply with certain covenants related to the $25 million financing commitment, a portion of the Company's loan is subordinated to the financial institution. The terms of the Company's loan agreement provide for interest based on the 90 day LIBOR rate plus 2.2% for the non-subordinated portion of the loan and the 90 day LIBOR rate plus 5.0% for the subordinated debt.


13. Contingencies and Subsequent Events

As of December 31, 2000, the Company was not a party to any material legal proceedings.

In January 2001, the Company's Board of Directors authorized the purchase of up to 5 million shares of its common stock, slightly more than 5% of its total outstanding shares, from time to time in both open market and private transactions, as conditions warrant. The repurchase program is expected to remain effective for approximately twenty-four months, unless sooner completed or terminated by the Board of Directors. The Company intends to hold the repurchased shares in treasury for general corporate purposes, including issuances under various employee stock option plans.


14. Selected Quarterly Financial Data (Unaudited)

The following information is for the years ended December 31, 2000 and 1999 (in thousands, except per share data):

                                                 First         Second         Third         Fourth
                                                Quarter       Quarter        Quarter       Quarter
           December 31, 2000
           Net sales                             $ 863,988     $ 943,342    $ 1,028,051   $ 1,007,071
           Gross profit                            109,213       122,221        131,134       127,275
           Income before income taxes               58,428        66,307         74,387        69,535
           Net income                               35,291        40,049         44,930        41,999
           Earnings per share:
                Basic                             $   0.41       $  0.46        $  0.52       $  0.48
                Diluted                           $   0.39       $  0.44        $  0.49       $  0.46

           December 31, 1999
           Net sales                             $ 539,406     $ 597,554      $ 683,012     $ 741,267
           Gross profit                             67,906        74,747         85,614        95,272
           Income before income taxes               32,614        36,921         43,358        49,500
           Net income                               19,698        22,301         26,188        29,898
           Earnings per share:
                Basic                             $   0.23       $  0.26        $  0.30       $  0.35
                Diluted                           $   0.22       $  0.25        $  0.30       $  0.33

                        REPORT OF INDEPENDENT ACCOUNTANTS





To the Board of Directors
CDW Computer Centers, Inc.

Our audits of the consolidated financial statements of CDW Computer Centers, Inc. and Subsidiaries referred to in our report dated January 19, 2001 appearing on page F-2 of this Form 10-K also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


                                PricewaterhouseCoopers

Chicago, Illinois
January 19, 2001

                           CDW COMPUTER CENTERS, INC.
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                  years ended December 31, 2000, 1999 and 1998
                                 (in thousands)

                   Column A                       Column B               Column C              Column D       Column E
                   --------                      ----------      -----------------------      -----------     ----------
                                                  Balance at     Charged to    Charged to                    Balance at
                                                  Beginning      Costs and       Other                           End
                 Description                      of Period      Expenses       Accounts      Deductions      of Period
                 -----------                      ---------      --------       --------      ----------      ---------

Year ended December 31, 2000
Deducted in the balance sheet
from the asset to which it applies:
  Allowance for doubtful accounts                   $4,300         $6,817          $ -       $ 4,117 (a)       $7,000
                                                   -------        -------          ---       -------           ------

Year ended December 31, 1999
Deducted in the balance sheet
from the asset to which it applies:
  Allowance for doubtful accounts                   $3,185         $2,291          $ -       $ 1,176 (a)       $4,300
                                                   -------        -------          ---       -------           ------

Year ended December 31, 1998
Deducted in the balance sheet
from the asset to which it applies:
  Allowance for doubtful accounts                   $1,950         $2,129          $ -         $894 (a)        $3,185
                                                   -------        -------          ---         ----            ------

Note:
(a)          Uncollectible items written off, less recoveries of items previously written off.