Form 10-Q
period 2001-03-31
CDW COMPUTER CENTERS INC
filed 2001-05-07
CIK 899171

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-Q
 (Mark One)

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001 OR

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

As of May 7, 2001, 87,797,766 common shares were issued and 85,700,266 were outstanding.

                           CDW COMPUTER CENTERS, INC.

                                TABLE OF CONTENTS

                                                                      Page No.
                                                                     ----------

PART I.   Financial Information

Item 1.   Financial Statements (unaudited):

          Condensed Consolidated Balance Sheets -
          March 31, 2001 and December 31, 2000                            1

          Condensed Consolidated Statements of Income -
          Three months ended  March 31, 2001 and 2000                     2

          Condensed Consolidated Statement of Shareholders' Equity -
          Three months ended March 31, 2001                               3

          Condensed Consolidated Statements of Cash Flows -
          Three months ended March 31, 2001 and 2000                      4

          Notes to Condensed Consolidated Financial Statements          5 - 8


Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations                 9 - 13

Item 3.   Quantitative and Qualitative Disclosures About Market Risk      14

PART II.  Other Information

Item 1.   Legal Proceedings                                               14

Item 6.   Exhibits and Reports on Form 8-K                                14

          Signatures                                                      15

PART I.  FINANCIAL INFORMATION
ITEM I.  FINANCIAL STATEMENTS

                   CDW COMPUTER CENTERS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)
                                   (unaudited)

                                                         March 31,                 December 31,
                                                           2001                        2000
                                                     ------------------         -------------------
                                                     ------------------         -------------------
Assets

Current assets :
     Cash and cash equivalents                               $ 121,120                    $ 43,664
     Marketable securities                                      92,989                     158,957
     Accounts receivable, net of allowance for doubtful
     accounts of $8,000 and $7,000, respectively               328,276                     337,424
     Merchandise inventory                                     153,297                     110,202
     Miscellaneous receivables                                  11,371                      13,442
     Deferred income taxes                                       6,736                       6,736
     Prepaid expenses                                            3,396                       3,458
                                                     ------------------         -------------------

     Total current assets                                      717,185                     673,883

Property and equipment, net                                     65,030                      61,966
Investment in and advances to joint venture                      6,743                       5,804
Deferred income taxes and other assets                           6,438                       6,784
                                                     ------------------         -------------------

      Total assets                                           $ 795,396                   $ 748,437
                                                     ==================         ===================

Liabilities and Shareholders' Equity

Current liabilities :
     Accounts payable                                        $ 121,931                    $ 56,081
     Accrued expenses :
     Compensation                                               24,129                      26,645
     Income taxes                                               26,271                      17,868
     Other                                                      10,484                       9,730
     Exit costs                                                  1,736                       1,862
                                                     ------------------         -------------------

     Total current liabilities                                 184,551                     112,186
                                                     ------------------         -------------------

Commitments and contingencies

Shareholders' equity :

     Preferred shares, $1.00 par value; 5,000 shares
     authorized; none issued                                         -                           -
     Common shares, $ .01 par value; 500,000 shares
     authorized; 87,665 and 87,465 shares
     issued, respectively                                          877                         875
     Paid-in capital                                           193,843                     185,054
     Retained earnings                                         493,089                     452,613
     Unearned compensation                                      (3,494)                       (202)
                                                     ------------------         -------------------
                                                               684,315                     638,340
     Less cost of common shares in treasury, 2,095 shares
     and 200 shares, respectively                              (73,470)                     (2,089)
                                                     ------------------         -------------------

     Total shareholders' equity                                610,845                     636,251
                                                     ------------------         -------------------

      Total liabilities and shareholders' equity             $ 795,396                   $ 748,437
                                                     ==================         ===================

      The accompanying notes are an integral part of the consolidated financial statements.

                  CDW COMPUTER CENTERS, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (in thousands, except per share data)
                                   (unaudited)
                                                                 Three Months Ended March 31,
                                                    ----------------------------------------------
                                                            2001                     2000
                                                    ---------------------    ---------------------

 Net sales                                                     $ 987,245                $ 863,988
 Cost of sales                                                   857,126                  754,775
                                                    ---------------------    ---------------------

 Gross profit                                                    130,119                  109,213

 Selling and administrative expenses                              63,843                   48,213
 Net advertising expense                                           2,813                    4,152
                                                    ---------------------    ---------------------

 Income from operations                                           63,463                   56,848

 Interest income                                                   3,824                    1,755
 Other expense, net                                                 (106)                    (175)
                                                    ---------------------    ---------------------

 Income before income taxes                                       67,181                   58,428

 Income tax provision                                             26,705                   23,137
                                                    ---------------------    ---------------------

 Net income                                                     $ 40,476                 $ 35,291
                                                    =====================    =====================

 Earnings per share
 Basic                                                            $ 0.47                   $ 0.41
                                                    =====================    =====================
 Diluted                                                          $ 0.45                   $ 0.39
                                                    =====================    =====================

 Weighted average number of
 common shares outstanding
 Basic                                                            86,194                   86,574
                                                    =====================    =====================
 Diluted                                                          89,089                   89,452
                                                    =====================    =====================

The accompanying notes are an integral part of the consolidated financial statements.

                  CDW COMPUTER CENTERS, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                 (in thousands)
                                   (unaudited)
                                Common Shares                                                  Treasury Shares       Total
                              -------------------                  Retained      Unearned    -------------------  Shareholders'
                               Shares    Amount    Paid-in Capital Earnings    Compensation    Shares    Amount      Equity
                              --------------------------------------------------------------------------------------------------

Balance at December 31, 2000    87,465     $ 875        $ 185,054  $ 452,613         $ (202)       200  $ (2,089)     $ 636,251

Amortization of unearned
     compensation                                                                       371                                 371

Compensatory stock option grants                              106                                                           106

Compensatory restricted
     stock grant                   100         1            3,662                    (3,663)                                  -

Exercise of stock options          100         1              599                                                           600

Tax benefit from stock option
     and Restricted stock
     transactions                                           4,422                                                         4,422

Purchase of treasury shares                                                                      1,895   (71,381)       (71,381)

Net income                                                            40,476                                             40,476
                              --------------------------------------------------------------------------------------------------
Balance at March 31, 2001       87,665     $ 877        $ 193,843  $ 493,089       $ (3,494)     2,095  $ (73,470)    $ 610,845
                              ==================================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

                  CDW COMPUTER CENTERS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)
                                                                      Three Months Ended March 31,
                                                                       2001                 2000
                                                                  ----------------     ----------------
Cash flows from operating activities:

Net income                                                               $ 40,476             $ 35,291

Adjustments to reconcile net income to net cash provided by operating activities:

       Depreciation                                                         3,181                1,954
       Accretion of marketable securities                                    (160)                (799)
       Stock-based compensation expense                                       477                   90
       Allowance for doubtful accounts                                      1,000                  150
       Deferred income taxes                                                  380                  931
       Tax benefit from stock option and restricted stock transactions      4,422               44,899

       Changes in assets and liabilities:
       Accounts receivable                                                  8,148              (54,778)
       Miscellaneous receivables and other assets                           2,030               (2,125)
       Merchandise inventory                                              (43,095)              (7,715)
       Prepaid expenses                                                        28                 (318)
       Prepaid income taxes                                                     -              (23,712)
       Accounts payable                                                    65,850               34,950
       Accrued compensation                                                (2,516)             (10,825)
       Accrued income taxes and other expenses                              9,158              (10,753)
       Accrued exit costs                                                    (126)                  55
                                                                  ----------------     ----------------

       Net cash provided by operating activities                           89,253                7,295
                                                                  ----------------     ----------------

Cash flows from investing activities:

       Purchases of available-for-sale securities                         (19,250)             (16,610)
       Redemptions of available-for-sale securities                        52,000               19,900
       Purchases of held-to-maturity securities                                 -              (42,627)
       Redemptions of held-to-maturity securities                          33,378               32,669
       Investment in and advances to joint venture                         (5,648)              (3,965)
       Repayment of advances from joint venture                             4,749                1,250
       Purchase of property and equipment                                  (6,245)              (5,456)
                                                                  ----------------     ----------------

       Net cash provided by / (used in) investing activities               58,984              (14,839)
                                                                  ----------------     ----------------

Cash flows from financing activities:

       Purchase of treasury shares                                        (71,381)                   -
       Proceeds from exercise of stock options                                600                1,674
                                                                  ----------------     ----------------

       Net cash (used in) /provided by financing activities               (70,781)               1,674
                                                                  ----------------     ----------------

Net increase / (decrease) in cash                                          77,456               (5,870)

Cash and cash equivalents - beginning of period                            43,664               19,747
                                                                  ----------------     ----------------

Cash and cash equivalents - end of period                               $ 121,120             $ 13,877
                                                                  ================     ================

The accompanying notes are an integral part of the consolidated financial statements.

                   CDW COMPUTER CENTERS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


1.  Description of Business

     CDW Computer Centers, Inc. and its subsidiaries (collectively the "Company") are engaged in the sale of brand name computing and related products primarily through direct marketing to end users within the United States. The Company's primary business is conducted from a combined sales, corporate office, distribution center and showroom facility located in Vernon Hills, Illinois and through www.cdw.com, its Internet site. The Company also operates sales offices in Buffalo Grove, Lincolnshire and Chicago, Illinois, a retail showroom in Chicago, Illinois and a government sales office in Lansdowne, Virginia.

     The Company extends credit to business, government and institutional customers under certain circumstances based upon the financial strength of the customer. Such customers are typically granted net 30 day credit terms. The balance of the Company's sales are made to customers using third party credit cards and for cash-on-delivery.


2.  Summary of Significant Accounting Policies

Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States. Such principles were applied on a basis consistent with those reflected in the 2000 Annual Report on Form 10-K and documents incorporated therein as filed with the Securities and Exchange Commission. The accompanying financial data should be read in conjunction with the notes to consolidated financial statements contained in the 2000 Annual Report on Form 10-K and documents incorporated therein. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting solely of normal recurring accruals) necessary to present fairly the financial position of the Company as of March 31, 2001 and December 31, 2000, the results of operations for the three months ended March 31, 2001 and 2000, the cash flows for the three months ended March 31, 2001 and 2000, and the changes in shareholders' equity for the three months ended March 31, 2001. The unaudited condensed consolidated statements of income for such interim periods are not necessarily indicative of results for the full year.

The Company has adopted Statements of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" and has determined that the Statement will have no significant impact on its financial statements for the three months ended March 31, 2001 or for the year ended December 31, 2001.

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

Earnings Per Share

     A reconciliation of basic and diluted earnings per share computations in accordance with Financial Accounting Standards No. 128 "Earnings Per Share" (SFAS 128) is included in Note 6 to the financial statements.

     On April 22, 2000, the Board of Directors of the Company approved a two-for-one stock split effected in the form of a stock dividend paid on June 21, 2000 to all common shareholders of record at the close of business on June 14, 2000. All per share and related amounts contained in these financial statements and notes have been adjusted to reflect the stock split.


3.  Marketable Securities

     The amortized cost and estimated fair values of the Company's investments in marketable securities at March 31, 2001, were (in thousands):

                                                                                  Gross
                                                                                Unrealized
                                                              Estimated          Holding           Amortized
                                                                         -------------------------
                                                             Fair Value     Gains      (Losses)      Cost
                                                             -------------------------------------------------
Security
Type
Available-for-sale:
      U.S. Government and Government Agency Securities         $  54,392     $   243      $     -   $  54,149
                                                             -------------------------------------------------
      Total available-for-sale                                    54,392         243            -      54,149
                                                             -------------------------------------------------

Held to maturity:
      U.S. Government and Government Agency Securities            38,913          73            -      38,840
                                                             -------------------------------------------------
      Total held-to-maturity                                      38,913          73            -      38,840
                                                             -------------------------------------------------
Total marketable securities                                     $ 93,305     $   316      $     -    $ 92,989
                                                             =================================================

     The Company's investments in marketable securities at March 31, 2001 were all due in one year or less by contractual maturity. Estimated fair values of marketable securities are based on quoted market prices.


4.  Facilities & Exit Accrual

    The Company is obligated under various operating lease agreements, primarily for office facilities, in the Chicago metropolitan area. The lease agreements generally provide for minimum rent payments and a proportionate share of operating expenses and property taxes, and include certain renewal and expansion options.

     In March 2001, a ten-year lease agreement commenced for an office building totaling approximately 156,000 square feet in Mettawa, Illinois. The building is located within five miles of the Company's headquarters in Vernon Hills, Illinois and will house sales, customer service, training and sales recruiting personnel.

    In April 2001, the Company opened a 250,000 square foot addition to its distribution center in Vernon Hills, Illinois. The new addition functions as a multi-functional receiving, stocking and shipping warehouse for ready ship products such as computers, printers and monitors. The new addition nearly doubles the Company's warehousing and shipping capacity.

     The Company recorded a $4.0 million pre-tax non-recurring charge to operating results for exit costs relating to its leased Buffalo Grove facility in the first quarter of 1996. The exit costs consist primarily of the estimated cost to the Company of subleasing the vacated facility, including holding costs, the estimated costs of restoring the building to its original condition and certain asset write-offs resulting from the relocation. The Company charged approximately $126,000 against the exit accrual during the three months ended March 31, 2001 and $55,000 in the same period of 2000. These amounts include cash payments for rent, real estate taxes and restoration, net of sublease payments.


5.  Financing Arrangements

     The Company has an aggregate $50 million available pursuant to two $25 million unsecured lines of credit with two financial institutions. One line of credit expires in June 2001, at which time the Company intends to renew the line, and the other does not have a fixed expiration date. Borrowings under the first credit facility bear interest at the prime rate less 2 1/2%, LIBOR plus 1/2% or the federal funds rate plus 1/2%, as determined by the Company. Borrowings under the second credit facility bear interest at the prime rate less 2 1/2%, LIBOR plus .45% or the federal funds rate plus .45%, as determined by the Company. At March 31, 2001, there were no borrowings under either of the credit facilities.

     The Company has entered into security agreements with certain financial institutions ("Flooring Companies") in order to facilitate the purchase of inventory from various suppliers under certain terms and conditions. The agreements allow for a maximum credit line of $73.0 million collateralized by inventory purchases financed by the Flooring Companies. At March 31, 2001, all amounts owed the Flooring Companies are included in trade accounts payable.


6.  Earnings Per Share

     At March 31, 2001, the Company had outstanding common shares totaling approximately 85,570,000. The Company has also granted options to purchase common shares to the directors and coworkers of the Company under several stock option plans. These options have a dilutive effect on the calculation of earnings per share. The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations as required by SFAS 128.

                                               Three Months Ended
                                                   March 31,
                                           (in 000's except per share
                                                     data)
                                          -----------------------------
                                             2001             2000
                                          ------------     ------------
     Basic earnings per share:
     Income available to
          common shareholders                $ 40,476         $ 35,291
     (numerator)
                                          ------------     ------------
     Weighted average common
          shares outstanding                   86,194           86,574
     (denominator)
                                          ------------
                                                           ------------
     Basic earnings per share                $   0.47          $  0.41
                                          ============     ============

     Diluted earnings per share:
     Income available to
          common shareholders                $ 40,476         $ 35,291
     (numerator)
                                          ------------     ------------
     Weighted average common
          shares outstanding                   86,194           86,574
     Effect of dilutive securities:
          Options on common stock               2,895            2,878
                                          ------------     ------------
     Total common shares and dilutive
     securities (denominator)                  89,089           89,452
                                          ------------     ------------
     Diluted earnings per share              $   0.45          $  0.39
                                          ============     ============

7.   Share Repurchase Program

        In January 2001, the Company's Board of Directors authorized the purchase of up to 5 million shares of its common stock, slightly more than 5% of its total outstanding shares, from time to time in both open market and private transactions, as conditions warrant. The repurchase program is expected to remain effective for approximately twenty-four months, unless sooner completed or terminated by the Board of Directors. The Company intends to hold the repurchased shares in treasury for general corporate purposes, including issuances under various employee stock option plans. In connection with the program the Company purchased approximately 1,900,000 shares of its common stock during the quarter at a total cost of approximately $71.4 million. These repurchases included 1,500,000 shares repurchased on February 2, 2001, at a total cost of $57.6 million ($38.423 per share) from Gregory C. Zeman, Vice Chairman and Director, and Daniel B. Kass, Executive Vice President of Sales and Director.

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

Results Of Operations
     The following table sets forth financial information derived from the Company's statements of income expressed as a percentage of net sales:

--------------------------------------------------------------------------------
                  Financial Information                 Percentage of Net Sales
                                                       -------------------------
                                                          Three Months Ended
                                                              March 31,
--------------------------------------------------------------------------------
                                                           2001         2000

Net sales                                                  100.0 %     100.0 %
Cost of sales                                               86.8        87.4
                                                       -------------------------
Gross profit                                                13.2        12.6
Selling and administrative expenses                          6.5         5.6
Net advertising expense                                      0.3         0.5
                                                       -------------------------
Income from operations                                       6.4         6.5
Other income, net                                            0.4         0.2
                                                       -------------------------
Income before income taxes                                   6.8         6.7
Income tax provision                                         2.7         2.7
                                                       -------------------------
Net income                                                   4.1 %       4.0 %
================================================================================


The following table sets forth for the periods indicated a summary of certain of the Company's operating statistics:

-------------------------------------------------------------------------------
                 Operating Statistics                 Three Months Ended
                                                           March 31,
                                                     ------------------- Percent
                                                       2001       2000   Change
                                                       ----       ----   ------
Number of invoices processed                      1,091,790    920,082     19%
Average invoice size                                   $955       $987     -3%
Number of account managers, end of period             1,170        820     43%
Commercial customers served                         164,184    140,869     17%
Commercial customers served - trailing 12 months    320,060    294,861      9%
% of sales to commercial customers                      96%        95%      1%
Annualized inventory turnover                            26         23     n/a
Accounts receivable days sales outstanding               30         30     n/a
Direct web sales (000's)                          $ 150,584   $ 72,415    108%
Average daily unique web site users                 105,000     97,300      8%
-------------------------------------------------------------------------------

     The following table presents net sales by product line as a percentage of total net sales. Product classifications are based upon internal product code classifications. Product mix for the three months ended March 31, 2000 has been retroactively adjusted for certain changes in individual product categorization.

          --------------------------------------------------------
                                               Three Months Ended
                 Analysis of Product Mix             March 31,
                                                  2001      2000
                                               ------------------
          Notebook & Laptop Computers             15.5 %   22.5 %
          Desktop Computers and Servers           14.0     14.8
          -------------------------------------------------------
            Subtotal CPU Products                 29.5     37.3
          Software                                15.6     11.4
          Data Storage Devices                    14.3     12.6
          Printers                                13.0     11.6
          Net/Comm Products                        9.5      9.5
          Video                                    8.2      7.7
          Add-On Boards/Memory                     5.0      5.9
          Input Devices                            2.6      2.3
          Accessories and Other                    2.3      1.7
          -------------------------------------------------------
               Total                             100.0 %  100.0 %
          =======================================================


Three months ended March 31, 2001 compared to three months ended March 31, 2000

     Net sales in the first quarter of 2001 increased 14.3% to $987.2 million compared to $864.0 million in the first quarter of 2000. The Company was able to achieve growth by increasing the number of commercial customers served and leveraging the diversity of its product mix, despite a difficult economic environment and decreased levels of IT spending by customers.

     The number of commercial customers served increased 17% to 164,184 in the first quarter of 2001 from 140,869 in the first quarter of 2000. Net sales to the Company's commercial customers increased 16.6% during the quarter while sales to consumers decreased over 25% from the first quarter of 2000. Sales to commercial accounts, including business, government, educational and institutional customers, increased to 96.4% of net sales in the first quarter of 2001 from 94.5% in the first quarter of 2000, consistent with the Company's focus on growing in the business-to-business marketplace.

     The average selling price of desktop CPU's decreased 10.8% while those of server CPU's decreased 19.1% and the average selling price of notebook CPU's decreased 8.2% from the first quarter of 2000. The Company believes there may be future decreases in prices for personal computers and related products. Such decreases require the Company to sell more units in order to maintain or increase the level of sales. The Company's sales growth rate and operating results could be adversely affected by future manufacturer price reductions or if the Company's sales and marketing efforts fail to increase the level of unit sales. Sales of Compaq, Hewlett Packard, IBM, Microsoft and Toshiba products comprise a substantial portion of the Company's sales. The loss of any of these, or any other key vendors, could have an adverse effect on the Company's results from operations. The statements concerning future prices, sales and results from operations are forward looking statements that involve certain risks and uncertainties such as stated above.

     The fastest growing product categories in terms of sales dollars and the respective growth rates in the first quarter of 2001 compared to the first quarter of 2000 were:

             Product Category                Growth Rate
             ----------------                -----------
Software                                          54.3%
Data Storage Devices                              28.7%
Input Devices                                     27.4%
Printers                                          26.4%
Video                                             20.4%

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

     The Company relies primarily on its dedicated sales force to serve its customers and also believes its internet web site, www.cdw.com, is an integral part of its business. Direct web sales are defined as those orders which are entered directly on-line by customers after using the web site and/or talking with a sales account manager to obtain product, pricing and other relevant information. During the first three months of 2001, direct web sales grew 108% to $150.6 million from $72.4 million in the same period of 2000. The number of average daily unique web site users grew 8% to approximately 105,000 in the first quarter of 2001 from approximately 97,300 in the same period of 2000.

     Gross profit as a percentage of net sales for the three months ended March 31, 2001 increased to 13.2% as compared to 12.6% in the first quarter of 2000. Improved vendor support programs and product line margins both contributed to the increase in gross profit as a percentage of sales. On a forward-looking basis, the Company's goal is to maintain gross profit as a percentage of sales between 12.5% and 13.0%. The statement concerning future gross profit is a forward looking statement that involves certain risks and uncertainties such as the continued participation by vendors in inventory price protection and rebate programs, product mix, market conditions and other factors which could result in a fluctuation of gross margins below recent experience. Price protection and rebate programs are at the discretion of the manufacturers, who may make changes that limit the amount of price protection or rebates for which the Company is eligible. Additionally, vendor rebate programs are generally dependent on achieving certain goals and objectives and there is no certainty that the established goals and objectives will be attained.

     Selling and administrative expenses increased to 6.5% of net sales in the three months ended March 31, 2001 from 5.6% in the same period of 2000. The increase is primarily the result of increased payroll and occupancy costs, and to a lesser extent, bad debt expense, all as a percentage of net sales. Investments in facility infrastructure for future growth are expected to increase fixed occupancy costs in the second quarter of 2001 by approximately $2 million over the first quarter of 2001. The Company's sales force increased to approximately 1,170 account managers at March 31, 2001. The Company plans to increase the number of sales account managers to between 1,350 and 1,400 by December 31, 2001. During the first quarter the Company slowed the rate of hiring for account managers and has deferred many planned hires to the second half of 2001. The Company continues to evaluate its need for additional account managers and will adjust hiring goals as business conditions dictate. On a forward looking basis, selling and administrative expenses are likely to increase as a percentage of net sales due to expansions in the number of coworkers, continued investments in infrastructure and anticipated lower sales growth levels.

     Net advertising expense decreased as a percentage of net sales to 0.3% for the three months ended March 31, 2001 from 0.5% in the same quarter of the prior year. Gross advertising expense increased $1.3 million to 2.2% of net sales, a decrease from 2.4% of net sales in the first quarter of 2000. Based upon the Company's planned marketing initiatives, future levels of gross advertising expense as a percentage of net sales are likely to be relatively consistent with or higher than the level achieved in the first quarter of 2001. Cooperative advertising reimbursements were 1.9% of net sales in the first quarter of 2001, consistent with the first quarter of 2000. Cooperative advertising reimbursements as a percentage of net sales fluctuate based on the level of vendor participation achieved and collection experience. The statements concerning future advertising expense and cooperative advertising reimbursements are forward looking statements that involve certain risks and uncertainties, including the ability to identify and implement cost effective incremental advertising and marketing programs, as well as the continued participation of vendors in the cooperative advertising reimbursement program.

     Interest income, net of other expenses, increased to $3.7 million in the first quarter of 2001 compared to $1.6 million in the first quarter of 2000 due to higher levels of cash available for investment and an increase in the rate of interest being earned.

     The effective income tax rate, expressed as a percentage of income before income taxes, was 39.75% for the three months ended March 31, 2001, an increase from 39.60% for the first quarter of 2000.

     Net income in the first quarter of 2001 was $40.5 million, a 14.7% increase over $35.3 million in the first quarter of 2000. Diluted earnings per share were $0.45 for the three months ended March 31, 2001 and $0.39 in the same period of 2000, an increase of 15.4%.


Seasonality

     Although the Company has experienced variability in the rates of sales growth, it has not historically experienced significant seasonality in its business. Sales to government customers in recent periods have increased at a higher rate than sales to other customer types. Further, the buying patterns of government customers typically result in seasonally high revenues during the third quarter of the year. If sales to these customers continue to increase as a percentage of overall sales, the Company may experience increased seasonality in future periods.

Liquidity and Capital Resources

Working Capital

     The Company has financed its operations and capital expenditures primarily through cash flow from operations. At March 31, 2001, the Company had cash, cash equivalents and marketable securities of $214.1 million and working capital of $532.6 million, representing an increase of $11.5 million in cash, cash equivalents and marketable securities and a decrease of $29.1 million in working capital from December 31, 2000.

     The Company has an aggregate $50 million available pursuant to two $25 million unsecured lines of credit with two financial institutions, one which expires in June 2001, at which time the Company intends to renew the line, and another which does not have a fixed expiration date. Borrowings under the first credit facility bear interest at the prime rate less 2 1/2%, LIBOR plus 1/2% or the federal funds rate plus 1/2%, as determined by the Company. Borrowings under the second credit facility bear interest at the prime rate less 2 1/2%, LIBOR plus .45% or the federal funds rate plus .45%, as determined by the Company. At March 31, 2001, there were no borrowings under either of the credit facilities.

     The Company's current and anticipated uses of its cash, cash equivalents and marketable securities are to fund working capital requirements, capital expenditures and the stock buyback program discussed below. The Company anticipates capital expenditures related to facility expansions through December 31, 2001 to total between $24 million and $27 million, of which approximately $18.4 million has been incurred as of March 31, 2001. The Company believes that the funds held in cash, cash equivalents and marketable securities, and funds available under the credit facilities will be sufficient to fund the Company's working capital and cash requirements at least through March 31, 2002.

     In January 2001, the Company's Board of Directors authorized the purchase of up to 5 million shares of the Company's common stock, slightly more than 5% of its total outstanding shares, from time to time in both open market and private transactions, as conditions warrant. In connection with the program the Company purchased approximately 1,900,000 shares of its common stock during the quarter at a total cost of approximately $71.4 million. These repurchases included 1,500,000 shares repurchased on February 2, 2001, at a total cost of $57.6 million ($38.423 per share) from Gregory C. Zeman, Vice Chairman and Director, and Daniel B. Kass, Executive Vice President of Sales and Director.

Cash flows for the three months ended March 31, 2001

     Net cash provided by operating activities for the three months ended March 31, 2001, was $89.3 million. The primary factors that historically affect the Company's cash flows from operations are accounts receivable, merchandise inventory and accounts payable. Accounts receivable declined due to lower sales volume. Days sales outstanding at March 31, 2001 was 30 as compared to 31 at December 31, 2000. Inventory increased during the period, partially due to higher levels of inventory in-transit. Annualized inventory turnover of approximately 26 times for the three months ended March 31, 2001 was consistent with the three month period ended December 31, 2000. The increase in accounts payable reflects the increase in inventory levels as well as the timing of payments to vendors at the end of the respective periods.

     Net cash provided by investing activities for the three months ended March 31, 2001 was $59.0 million, including $66.1 million for redemptions of marketable securities, offset by $6.2 million used for capital expenditures. At March 31, 2001, the Company has a $6.7 million net investment in and loan to CDW Leasing, LLC ("CDW-L"). The Company advanced $5.6 million to CDW-L during the three months ended March 31, 2001 which was offset by repayments of $4.7 million. The Company is committed to loan up to $10 million to CDW-L to fund new leases initiated by CDW-L. The terms of the loan provide for monthly interest payments to the Company based on the 90 day LIBOR rate plus 2.2%.

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

Item 3.       Quantitative and Qualitative Disclosures About Market Risk

              There has been no material change from the information provided in
              Item 7a of the Company's Annual Report on Form 10-K for the year ended December 31, 2000.


Part II       Other Information

Item 1.       Legal Proceedings

              The Company is currently not a party to any material legal proceedings.


Item 6.       Exhibits and Reports on Form 8-K

     (a)      Exhibits:

              There are no exhibits to be filed with Form 10-Q.

     (b)      Reports on Form 8-K:

              The Company filed Form 8-K on February 2, 2001 in conjunction with the election of John A. Edwardson as President and Chief Executive of the Company.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             CDW Computer Centers, Inc.
                                             (Registrant)


    Date     May 7, 2001                    /s/ Harry J. Harczak, Jr.
             ---------------------          -------------------------
                                            Harry J. Harczak, Jr.
                                            Executive Vice President Corporate
                                            Strategy and Chief Financial Officer

    Date     May 7, 2001                    /s/ Sandra M. Rouhselang
             ---------------------          -------------------------
                                            Sandra M. Rouhselang
                                            Controller