Form 10-Q
period 2001-06-30
CDW COMPUTER CENTERS INC
filed 2001-08-03
CIK 899171

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-Q
 (Mark One)

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001 OR

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

                    _______________________________________
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes      X                                     No
   -----------------                             -----------------
Applicable only to issuers involved in bankruptcy proceedings during the preceding five years:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes                                            No
   -----------------                             -----------------
Applicable only to corporate issuers:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
As of August 3, 2001, 88,034,304 common shares were issued and 85,906,804 were outstanding.

                           CDW COMPUTER CENTERS, INC.
                                TABLE OF CONTENTS

                                                                      Page No.
                                                                    -----------

PART I.  Financial Information

   Item 1.  Financial Statements (unaudited):

            Condensed Consolidated Balance Sheets -
            June 30, 2001 and December 31, 2000                             1

            Condensed Consolidated Statements of Income -
            Three and six months ended June 30, 2001 and 2000               2

            Condensed Consolidated Statement of Shareholders' Equity -
            Six months ended June 30, 2001                                  3

            Condensed Consolidated Statements of Cash Flows -
            Six months ended June 30, 2001 and 2000                         4

            Notes to Condensed Consolidated Financial Statements         5 - 8


   Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations                9 - 15

   Item 3.  Quantitative and Qualitative Disclosures About Market Risk     16

PART II. Other Information

   Item 1.  Legal Proceedings                                              16
   Item 4.  Submission of Matters to a Vote of Security Holders            16
   Item 6.  Exhibits and Reports on Form 8-K                               17

            Signatures                                                     18

PART I.  FINANCIAL INFORMATION
ITEM I.  FINANCIAL STATEMENTS

                   CDW COMPUTER CENTERS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)
                                   (unaudited)

                                                           June 30,   December 31,
                                                             2001         2000
                                                         ----------   ----------
Assets
Current assets :
       Cash and cash equivalents                           $ 44,257     $ 43,664
       Marketable securities                                235,275      158,957
       Accounts receivable, net of allowance for doubtful
       accounts of $8,750 and $7,000, respectively          315,610      337,424
       Merchandise inventory                                120,767      110,202
       Miscellaneous receivables                             10,709       13,442
       Deferred income taxes                                  6,736        6,736
       Prepaid expenses                                       3,000        3,458


       Total current assets                                 736,354      673,883

Property and equipment, net                                  66,803       61,966
Investment in and advances to joint venture                   7,965        5,804
Deferred income taxes and other assets                        6,550        6,784
                                                         ----------   ----------

        Total assets                                      $ 817,672    $ 748,437
                                                         ==========   ==========

Liabilities and Shareholders' Equity

Current liabilities :
       Accounts payable                                   $ 100,694     $ 56,081
       Accrued expenses :
       Compensation                                          27,111       26,645
       Income taxes                                          16,475       17,868
       Other                                                 13,354        9,730
       Exit costs                                             1,593        1,862
                                                         ----------   ----------
       Total current liabilities                            159,227      112,186
                                                         ----------   ----------
Commitments and contingencies

Shareholders' equity :

       Preferred shares, $1.00 par value; 5,000 shares
       authorized; none issued                                    -            -
       Common shares, $0.01 par value; 500,000 shares
       authorized; 87,895 and 87,465 shares
       issued, respectively                                     879          875
       Paid-in capital                                      199,118      185,054
       Retained earnings                                    536,119      452,613
       Unearned compensation                                 (2,976)        (202)
                                                         ----------   ----------
                                                            733,140      638,340

       Less cost of common shares in treasury,
       2,128 shares and 200 shares, respectively            (74,695)      (2,089)
                                                         ----------   ----------

       Total shareholders' equity                           658,445      636,251
                                                         ----------   ----------
        Total liabilities and shareholders' equity        $ 817,672    $ 748,437
                                                         ==========   ==========

The accompanying notes are an integral part of the consolidated financial statements.

                   CDW COMPUTER CENTERS, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (in thousands, except per share data)
                                   (unaudited)

                                       Three Months Ended June 30,      Six Months Ended June 30,
                                       ------------  ------------      ------------    ------------
                                           2001          2000               2001           2000
                                       ------------  ------------      ------------    ------------
 Net sales                                $ 995,045     $ 943,342       $ 1,982,290     $ 1,807,330
 Cost of sales                              862,422       821,121         1,719,548       1,575,896
                                       ------------  ------------      ------------    ------------
 Gross profit                               132,623       122,221           262,742         231,434

 Selling and administrative expenses         62,532        53,444           126,375         101,657
 Net advertising expense                      1,592         4,463             4,405           8,615
                                       ------------  ------------      ------------    ------------
 Income from operations                      68,499        64,314           131,962         121,162

 Interest income                              3,119         2,165             6,943           3,920
 Other expense, net                            (200)         (172)             (306)           (347)
                                       ------------  ------------      ------------    ------------
 Income before income taxes                  71,418        66,307           138,599         124,735

 Income tax provision                        28,388        26,258            55,093          49,395
                                       ------------  ------------      ------------    ------------
 Net income                                $ 43,030      $ 40,049          $ 83,506        $ 75,340
                                       ============  ============      ============    ============
 Earnings per share
 Basic                                       $ 0.50        $ 0.46            $ 0.97          $ 0.87
                                       ============  ============      ============    ============
 Diluted                                     $ 0.48        $ 0.44            $ 0.94          $ 0.83
                                       ============  ============      ============    ============
 Weighted average number of
 common shares outstanding
 Basic                                       85,598        86,951            85,896          86,763
                                       ============  ============      ============    ============
 Diluted                                     88,889        91,154            88,989          90,312
                                       ============  ============      ============    ============

The accompanying notes are an integral part of the consolidated financial statements.

                  CDW COMPUTER CENTERS, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                 (in thousands)
                                   (unaudited)

                                           Common Shares                                            Treasury Shares      Total
                                         ------------------                 Retained    Unearned    ----------------  Shareholders'
                                         Shares  Amount   Paid-in Capital   Earnings  Compensation   Shares   Amount     Equity
                                         ---------------------------------------------------------------------------------------

Balance at December 31, 2000             87,465   $ 875         $ 185,054   $452,613        $ (202)     200  $(2,089)  $ 636,251
MPK Restricted Stock Plan forfeitures                                  (2)                       2                             -
Amortization of unearned compensation                                                          887                           887
Compensatory stock option grants                                      106                                                    106
Compensatory restricted stock grants        100       1             3,662                   (3,663)                            -
Exercise of stock options                   330       3             3,071                                                  3,074
Tax benefit from stock option and
     restricted stock transactions                                  7,227                                                  7,227
Purchase of treasury shares                                                                           1,928  (72,606)    (72,606)
Net income                                                                    83,506                                      83,506
                                         ----------------------------------------------------------------------------------------
Balance at June 30, 2001                 87,895     879         $ 199,118   $536,119      $ (2,976)   2,128 $(74,695)  $ 658,445
                                         ========================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

                  CDW COMPUTER CENTERS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                        Six Months Ended June 30,
                                                                  -------------------------------------
                                                                       2001                 2000
                                                                  ----------------     ----------------
Cash flows from operating activities:
Net income                                                               $ 83,506             $ 75,340

Adjustments to reconcile net income to net cash provided
by operating activities:
       Depreciation                                                         7,079                4,529
       Accretion of marketable securities                                    (286)              (1,495)
       Stock-based compensation expense                                       993                  149
       Allowance for doubtful accounts                                      1,750                  700
       Deferred income taxes                                                  380                1,020
       Tax benefit from stock option and restricted stock transactions      7,227               63,072

       Changes in assets and liabilities:
       Accounts receivable                                                 20,064              (75,256)
       Miscellaneous receivables and other assets                           2,627               (2,270)
       Merchandise inventory                                              (10,565)             (26,532)
       Prepaid expenses                                                       312                 (851)
       Prepaid income taxes                                                     -              (16,386)
       Accounts payable                                                    44,613               57,434
       Accrued compensation                                                   466                1,734
       Accrued income taxes and other expenses                              2,231              (10,932)
       Accrued exit costs                                                    (269)                 (83)
                                                                  ----------------     ----------------
       Net cash provided by operating activities                          160,128               70,173
                                                                  ----------------     ----------------

Cash flows from investing activities:
       Purchases of available-for-sale securities                        (943,440)             (26,610)
       Redemptions of available-for-sale securities                       799,180               29,900
       Purchases of held-to-maturity securities                                 -              (91,237)
       Redemptions of held-to-maturity securities                          68,228               48,991
       Investment in and advances to joint venture                        (11,929)              (9,460)
       Repayment of advances from joint venture                             9,874                3,300
       Purchase of property and equipment                                 (11,916)             (10,608)
                                                                  ----------------     ----------------
       Net cash used in investing activities                              (90,003)             (55,724)
                                                                  ----------------     ----------------

Cash flows from financing activities:
       Purchase of treasury shares                                        (72,606)                   -
       Proceeds from exercise of stock options                              3,074                6,792
                                                                  ----------------     ----------------
       Net cash (used in) /provided by financing activities               (69,532)               6,792
                                                                  ----------------     ----------------

Net increase in cash                                                          593               21,241
Cash and cash equivalents - beginning of period                            43,664               19,747
                                                                  ----------------     ----------------
Cash and cash equivalents - end of period                                $ 44,257             $ 40,988
                                                                  ================     ================

        The accompanying notes are an integral part of the consolidated financial statements.

                   CDW COMPUTER CENTERS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


1.  Description of Business

     CDW Computer Centers, Inc. and its subsidiaries (collectively the "Company") are engaged in the sale of multi-brand computers and related technology products primarily through direct marketing to end users within the United States. The Company's primary business is conducted from a corporate office, distribution center and showroom facility located in Vernon Hills, Illinois and through www.cdw.com, its Internet site. The Company also operates sales offices in Buffalo Grove, Mettawa and Chicago, Illinois, a retail showroom in Chicago, Illinois and a government sales office in Lansdowne, Virginia.

     The Company extends credit to business, government, education and institutional customers under certain circumstances based upon the financial strength of the customer. Such customers are typically granted net 30 day credit terms. The balance of the Company's sales are made to customers using third party credit cards and for cash-on-delivery.


2.  Summary of Significant Accounting Policies

Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States. Such principles were applied on a basis consistent with those reflected in the 2000 Annual Report on Form 10-K and documents incorporated therein as filed with the Securities and Exchange Commission. The accompanying financial data should be read in conjunction with the notes to consolidated financial statements contained in the 2000 Annual Report on Form 10-K and documents incorporated therein. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting solely of normal recurring accruals) necessary to present fairly the financial position of the Company as of June 30, 2001 and December 31, 2000, the results of operations for the three and six months ended June 30, 2001 and 2000, the changes in shareholders' equity for the six months ended June 30, 2001 and cash flows for the six months ended June 30, 2001 and 2000. The unaudited condensed consolidated statements of income for such interim periods are not necessarily indicative of results for the full year.

     The Company has adopted Statements of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", and has determined that the Statement had no, nor will have any, significant impact on its financial statements for the three and six months ended June 30, 2001 or for the year ended December 31, 2001.

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

Earnings Per Share

     A reconciliation of basic and diluted earnings per share computations in accordance with Financial Accounting Standards No. 128, "Earnings Per Share", (SFAS 128) is included in Note 5 to the financial statements.


3.  Marketable Securities

     The amortized cost and estimated fair values of the Company's investments in marketable securities at June 30, 2001, were (in thousands):

                                                                             Gross
                                                                          Unrealized
                                                                            Holding
                                                      Estimated     ------------------------    Amortized
                                                     Fair Value       Gains       (Losses)        Cost
                                                    -------------   -----------  -----------  -------------
Security Type
Available-for-sale:
      U.S. Government and Government Agency            $ 231,277        $    2       $    -      $ 231,275
      Securities
                                                    -------------   -----------  -----------  -------------
      Total available-for-sale                           231,277             2            -        231,275
                                                    -------------   -----------  -----------  -------------

Held to maturity:
      U.S. Government and Government Agency                4,000             -            -          4,000
      Securities
                                                    -------------   -----------  -----------  -------------
      Total held-to-maturity                               4,000             -            -          4,000
                                                    -------------   -----------  -----------  -------------
Total marketable securities                            $ 235,277        $    2        $   -      $ 235,275
                                                    =============   ===========  ===========  =============

     Estimated fair values of marketable securities are based on quoted market prices. The amortized cost and estimated fair value of the Company's investments in marketable securities at June 30, 2001 by contractual maturity were (in thousands):

                                                       Estimated          Amortized
                                                      Fair Value             Cost
                                                    ---------------    ---------------
Due in one year or less                                   $ 228,295          $ 228,268
Due in greater than one year                                  6,982              7,007
                                                    ---------------    ---------------
     Total investments in marketable securities           $ 235,277          $ 235,275
                                                    ===============    ===============

All of the marketable securities that were due in greater than one year have maturity dates prior to July 31, 2002.

4.  Financing Arrangements

     The Company has an aggregate $50 million available pursuant to two $25 million unsecured lines of credit with two financial institutions. One line of credit expires in June 2002, at which time the Company intends to renew the line, and the other does not have a fixed expiration date. Borrowings under the first credit facility bear interest at the prime rate less 2 1/2%, LIBOR plus 1/2% or the federal funds rate plus 1/2%, as determined by the Company. Borrowings under the second credit facility bear interest at the prime rate less 2 1/2%, LIBOR plus .45% or the federal funds rate plus .45%, as determined by the Company. At June 30, 2001, there were no borrowings under either of the credit facilities.

     The Company has entered into security agreements with certain financial institutions ("Flooring Companies") in order to facilitate the purchase of inventory from various suppliers under certain terms and conditions. The agreements allow for a maximum credit line of $89.0 million as of June 30, 2001, collateralized by inventory purchases financed by the Flooring Companies. At June 30, 2001, all amounts owed the Flooring Companies are included in trade accounts payable.

5.  Earnings Per Share

     At June 30, 2001, the Company had outstanding common shares totaling approximately 85,768,000. The Company has also granted options to purchase common shares to the directors and coworkers of the Company under several stock option plans. These options have a dilutive effect on the calculation of earnings per share. The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations as required by SFAS 128.

                                            Three Months Ended              Six Months Ended
                                                 June 30,                        June 30,
                                           (in 000's except per          (in  000's except per
                                                share data)                    share data)
                                        -------------------------       ------------------------
                                           2001            2000            2001            2000
                                        ---------       ---------       ---------      ---------
  Basic earnings per share:
  Income available to
     common shareholders (numerator)     $ 43,030        $ 40,049        $ 83,506       $ 75,340
                                        ---------       ---------       ---------      ---------
  Weighted average common
     shares outstanding (denominator)      85,598          86,951          85,896         86,763
                                        ---------       ---------       ---------      ---------
  Basic earnings per share               $   0.50        $   0.46        $   0.97       $   0.87
                                        =========       =========       =========      =========

  Diluted earnings per share:
  Income available to
     common shareholders (numerator)     $ 43,030        $ 40,049        $ 83,506       $ 75,340
                                        ---------       ---------       ---------      ---------
  Weighted average common
     shares outstanding                    85,598          86,951          85,896         86,763
  Effect of dilutive securities:
     Options on common stock                3,291           4,203           3,093          3,549
                                        ---------       ---------       ---------      ---------
  Total common shares and dilutive
  securities (denominator)                 88,889          91,154          88,989         90,312
                                        ---------       ---------       ---------      ---------
  Diluted earnings per share             $   0.48        $   0.44        $   0.94       $   0.83
                                        =========       =========       =========      =========

     Additional options to purchase common shares were outstanding during the three and six months ended June 30, 2001 but were not included in the computation of diluted earnings per share as the exercise price of these options was greater than the average market price of common shares during the respective periods. The following table summarizes the weighted average number of options outstanding and the weighted average exercise price of those options which were excluded from the calculation:

                                     Three Months Ended       Six Months Ended
                                          June 30, 2001          June 30, 2001
                                       ----------------       ----------------
Weighted average number of options            1,538,556              1,549,329
Weighed average exercise price                   $40.13                 $40.02

The options were all outstanding at June 30, 2001.

6.   Share Repurchase Program

     In January 2001, the Company's Board of Directors authorized the purchase of up to 5 million shares of its common stock, slightly more than 5% of its total outstanding shares, from time to time in both open market and private transactions, as conditions warrant. The repurchase program is expected to remain effective for approximately twenty-four months, unless sooner completed or terminated by the Board of Directors. The Company intends to hold the repurchased shares in treasury for general corporate purposes, including issuances under various employee stock option plans. In connection with the program the Company purchased 1,927,500 shares of its common stock during the six months ended June 30, 2001, at a total cost of approximately $72.6 million. These repurchases included 1.5 million shares repurchased on February 2, 2001, at a total cost of $57.6 million ($38.423 per share) from Gregory C. Zeman, Vice Chairman and Director, and Daniel B. Kass, Executive Vice President - Sales and Director.


7.   Public Offering of Common Shares

     On June 26, 2001, the Company filed a registration on Form S-3 for the sale in a proposed underwritten public offering of 8,750,000 shares of common stock by Michael P. Krasny, the Chairman Emeritus, principal shareholder and a Director of the Company, Gregory C. Zeman, the Vice Chairman and a Director of the Company and Daniel B. Kass, the Executive Vice President - Sales and a Director of the Company, including approximately 6.3 million shares to be sold by Mr. Krasny and entities related to him. The Company filed an amendment to such registration statement on July 20, 2001. Mr. Krasny and Mr. Zeman intend also to provide an over-allotment option to the underwriters for a total of an additional 1,312,500 common shares. The Company will not receive any proceeds from the sale of the shares and the number of outstanding common shares will not be impacted. The shares to be sold by Mr. Zeman and Mr. Kass will be obtained from Mr. Krasny through the exercise of options pursuant to the MPK Stock Option Plan. Assuming a sale price of $40.00 per share, the sale of shares by Mr. Zeman and Mr. Kass will result in the realization by the Company in the period the sale is completed of an income tax benefit of approximately $38.5 million, of which approximately $500,000 was previously recorded to deferred taxes. The incremental tax benefit of $38.0 million will be recorded as an increase to paid-in-capital. Additionally, the Company will record incremental payroll tax expense of approximately $1.4 million, which will reduce diluted earnings per share in the period in which the offering is completed by approximately $0.01 per share.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the Company's unaudited condensed consolidated financial statements and the notes thereto included elsewhere herein.

Results of Operations
     The following table sets forth financial information derived from the Company's statements of income expressed as a percentage of net sales:

                                                                   Percentage of Net Sales
Financial Information                            ------------------------------------------------------
                                                    Three Months Ended            Six Months Ended
                                                         June 30,                     June 30,
                                                 -------------------------   --------------------------
                                                    2001           2000           2001          2000
                                                 -----------   -----------    -----------   -----------
Net sales                                            100.0 %       100.0 %        100.0 %       100.0 %
Cost of sales                                         86.7          87.0           86.7          87.2
                                                 -----------   -----------    -----------   -----------
Gross profit                                          13.3          13.0           13.3          12.8
Selling and administrative expenses                    6.2           5.7            6.4           5.6
Net advertising expense                                0.2           0.5            0.2           0.5
                                                 -----------   -----------    -----------   -----------
Income from operations                                 6.9           6.8            6.7           6.7
Interest and other income                              0.3           0.2            0.3           0.2
                                                 -----------   -----------    -----------   -----------
Income before income taxes                             7.2           7.0            7.0           6.9
Income tax provision                                   2.9           2.8            2.8           2.7
                                                 -----------   -----------    -----------   -----------
Net income                                             4.3 %         4.2 %          4.2 %         4.2 %
                                                 ===========   ===========    ===========   ===========


     The following table sets forth for the periods indicated a summary of certain of the Company's operating statistics:


Operating Statistics                                      Three Months Ended         Six Months Ended
                                                               June 30,                   June 30,
                                                        -----------------------   ----------------------
                                                             2001         2000         2001         2000
                                                        ---------    ---------    ---------    ---------
Number of invoices processed                            1,062,782      925,474    2,154,572    1,845,557
Average invoice size                                         $997       $1,065         $976       $1,026
Number of account managers, end of period                   1,179          853
Commercial customers served (1)                           164,135      135,309      237,705      203,260
Commercial customers served - trailing 12 months          334,281      300,226
% of sales to commercial customers                            97%          96%          97%          96%
Annualized inventory turnover                                25.2         22.9         29.8         22.6
Accounts receivable days sales outstanding                   28.9         29.4         28.8         30.7
Net sales per coworker (000's) (2)                        $ 1,473      $ 1,648      $ 1,448      $ 1,629
Direct web sales (000's)                                 $152,832      $98,438     $303,416     $170,853
Average daily unique web site users                        81,135       76,289       93,012       86,782

(1)  Commercial customers include business, government, education and institutional customers.
(2)  Net sales per coworker is equal to annualized net sales divided by average number of coworkers in the period.

     The following table presents net sales by product category as a percentage of total net sales. Product lines are based upon internal product code classifications. Product mix for the three and six months ended June 30, 2000 has been retroactively adjusted for certain changes in individual product categorization.

                                    Three Months Ended        Six Months Ended
                                         June 30,                 June 30,
Analysis of Product Mix            --------------------      --------------------
                                      2001       2000           2001       2000
                                   ---------  ---------      ---------  ---------
Notebook Computers and Accessories    14.6 %     19.0 %         15.0 %     20.2 %
Desktop Computers and Servers         13.3       16.3           13.7       16.0
                                   ---------  ---------      ---------  ---------
Subtotal Computer Products            27.9       35.3           28.7       36.2
                                   ---------  ---------      ---------  ---------
Software                              17.5       12.2           16.5       11.9
Data Storage Devices                  14.4       14.0           14.4       13.8
Printers                              12.5       11.1           12.7       11.2
Net/Comm Products                      9.6        9.2            9.5        9.0
Video                                  8.5        7.6            8.3        7.5
Add-On Boards/Memory                   4.5        6.1            4.8        5.9
Input Devices                          2.9        2.5            2.8        2.4
Accessories and Other                  2.2        2.0            2.3        2.1
                                   ---------  ---------      ---------  ---------
     Total                           100.0 %    100.0 %        100.0 %    100.0 %
                                   =========  =========      =========  =========

     The following table represents year-over-year sales growth by product categories for each of the periods indicated. Product lines are based upon internal product code classifications. Product growth rates for the three and six months ended June 30, 2000 have been retroactively adjusted for certain changes in individual product categorization.

                                    Three Months Ended        Six Months Ended
Analysis of Product                      June 30,                 June 30,
 Category Growth                   --------------------      --------------------
                                      2001       2000           2001       2000
                                   ---------  ---------      ---------  ---------
Notebook Computers and Accessories   (19.2)%     57.1 %        (18.9) %    72.9 %
Desktop Computers and Servers        (13.7)      58.2           (6.6)      53.6
                                   ---------  ---------      ---------  ---------
Subtotal Computer Products           (16.7)      57.6          (13.4)      63.8
                                   ---------  ---------      ---------  ---------
Software                              51.7       39.2           52.3       40.8
Data Storage Devices                   9.2       62.0           13.8       60.5
Printers                              19.2       39.4           24.4       37.3
Net/Comm Products                      9.4       75.6           15.5       74.1
Video                                 18.3       63.7           20.0       70.5
Add-On Boards/Memory                 (22.2)     110.5          (12.1)     103.6
Input Devices                         26.0       49.2           26.3       53.1
Accessories and Other                  6.7       79.5           66.8       18.4
                                   ---------  ---------      ---------  ---------
     Total                             5.5 %     57.9 %          9.7 %     59.0 %
                                   =========  =========      =========  =========


Three months ended June 30, 2001 compared to three months ended June 30, 2000

     Net sales in the second quarter of 2001 increased 5.5% to $995.0 million compared to $943.3 million in the second quarter of 2000. The Company was able to achieve growth by increasing the number of commercial customers served and leveraging the diversity of its product mix, despite a difficult economic environment and decreased levels of IT spending by customers.

     The number of commercial customers served increased 21.3% to 164,135 in the second quarter of 2001 from 135,309 in the second quarter of 2000. Net sales to the Company's commercial customers increased 6.1% during the quarter while sales to consumers decreased 11.2% from the second quarter of 2000. Sales to commercial accounts, including business, government, education and institutional customers, increased to 96.9% of net sales in the second quarter of 2001 from 96.3% in the second quarter of 2000, consistent with the Company's focus on growing in the business-to-business marketplace. The Company experienced a positive growth rate in sales to government and education customers for the second quarter, and a slight decline in sales to business customers.

     The average selling price of desktop computers decreased 16.2%, server computers decreased 22.5% and notebook computers decreased 11.2% from the second quarter of 2000. The Company believes there may be future decreases in prices for personal computers and related products. Such decreases require the Company to sell more units in order to maintain or increase the level of sales. The Company's sales growth rate and operating results could be adversely affected by future manufacturer price reductions or if the Company's sales and marketing efforts fail to increase the level of unit sales. Sales of Compaq, Hewlett Packard, IBM, Microsoft, Sony and Toshiba products comprise a substantial portion of the Company's sales. The loss of any of these, or any other key vendors, could have an adverse effect on the Company's results from operations. The statements concerning future prices, sales and results from operations are forward-looking statements that involve certain risks and uncertainties such as stated above.

     Software sales were strong during the quarter with sales increasing 51.7% over second quarter 2000, due to strength in volume software licensing driven in part by the anti-piracy efforts of some software manufacturers. Demand for certain products and the growth of certain product categories are driven by advances in technology and the development of new products and applications by the industry manufacturers, and acceptance of these new technologies and products by end-users. Any slowdown in the rate of technological advancement and new product development by industry manufacturers, or the lack of acceptance of these technologies and products by end users, could have a material adverse effect on the Company's future sales growth.

     The Company relies primarily on its dedicated sales force to serve its customers and also believes its Internet web site, www.cdw.com, is an integral part of its business. Direct web sales are defined as those orders that are entered directly on-line by customers after using the web site and/or talking with a sales account manager to obtain product, pricing and other relevant information. During the second quarter of 2001, direct web sales grew 55.3% to $152.8 million from $98.4 million in the same period of 2000. The number of average daily unique web site users grew 6.4% to 81,135 in the second quarter of 2001 from 76,289 in the same period of 2000.

     Gross profit as a percentage of net sales for the three months ended June 30, 2001 increased to 13.3% as compared to 13.0% in the second quarter of 2000. The increase in gross margin as a percentage of sales versus the second quarter of 2000 is primarily due to product mix, vendor incentives and the impact of service contract revenue, partially offset by decreases in margin due to pricing pressure in certain product categories. On a forward-looking basis, the Company's goal is to maintain gross profit as a percentage of net sales between 12.5% and 13.0%. The statement concerning future gross profit is a forward-looking statement that involves certain risks and uncertainties such as the continued participation by vendors in inventory price protection and rebate programs, product mix, market conditions, aggressive competitor pricing and other factors which could result in a fluctuation of gross margins below recent experience. Price protection and rebate programs are at the discretion of the manufacturers, who may make changes that limit the amount of price protection or rebates for which the Company is eligible. Additionally, vendor rebate programs are generally dependent on achieving certain goals and objectives and there is no certainty that the established goals and objectives will be attained.

     Selling and administrative expenses increased to 6.2% of net sales in the three months ended June 30, 2001 from 5.7% in the same period of 2000. The increase is primarily the result of increased payroll and occupancy costs as a percentage of net sales. Occupancy expense, including rent and depreciation, increased approximately $3.0 million versus the second quarter of 2000 as a result of our facility expansions. The Company does not plan for any significant incremental occupancy costs for the remainder of the year versus the level incurred in the second quarter. The Company's salesforce increased to approximately 1,179 account managers at June 30, 2001, a 38% increase from the second quarter of 2000. Productivity per account manager decreased 24.9% from the second quarter of 2000 due to slowing economic conditions, reduced IT spending by customers and the higher number of account managers. The Company is currently hiring account managers primarily for the purpose of maintaining the number at current levels and will adjust hiring goals as business conditions dictate.

     Net advertising expense decreased as a percentage of net sales to 0.2% for the three months ended June 30, 2001 from 0.5% in the same quarter of the prior year. Gross advertising expense decreased $930,000 to 2.2% of net sales, a decrease from 2.4% of net sales in the second quarter of 2000. Based upon the Company's planned marketing initiatives, future levels of gross advertising expense as a percentage of net sales are likely to be relatively consistent with or higher than the level achieved in the second quarter of 2001. Cooperative advertising reimbursements were 2.0% of net sales in the second quarter of 2001, slightly higher than the second quarter of 2000. Cooperative advertising reimbursements as a percentage of net sales fluctuate based on the level of vendor participation achieved and collection experience. The statements concerning future advertising expense and cooperative advertising reimbursements are forward-looking statements that involve certain risks and uncertainties, including the ability to identify and implement cost-effective incremental advertising and marketing programs, as well as the continued participation of vendors in the cooperative advertising reimbursement program.

     Interest income, net of other expenses, increased to $2.9 million in the second quarter of 2001 compared to $2.0 million in the second quarter of 2000 due to higher levels of cash available for investment offsetting a decrease in the average rate of interest earned.

     The effective income tax rate, expressed as a percentage of income before income taxes, was 39.75% for the three months ended June 30, 2001, an increase from 39.60% for the second quarter of 2000.

     Net income in the second quarter of 2001 was $43.0 million, a 7.4% increase over $40.0 million in the second quarter of 2000. Diluted earnings per share were $0.48 for the three months ended June 30, 2001 and $0.44 in the same period of 2000, an increase of 9.1%.

Six months ended June 30, 2001 compared to six months ended June 30, 2000

     Net sales in the first six months of 2001 increased 9.7% to $1.98 billion compared to $1.81 billion in the same period of 2000. The Company was able to achieve growth by increasing the number of commercial customers served and leveraging the diversity of its product mix, despite a difficult economic environment and decreased levels of IT spending by customers.

     The number of commercial customers served increased 17.0% to 237,705 in the first six months of 2001 from 203,260 in the first six months of 2000. Net sales to commercial customers increased 11.1% during the first six months while sales to consumers decreased 19.5% from the first six months of 2000. Sales to commercial accounts, including business, government, education and institutional customers, increased to 96.7% of net sales in the first six months of 2001 from 95.5% in the first six months of 2000, consistent with the Company's focus on growing in the business-to-business marketplace. Sales to government and education customers grew at a higher rate for the six months ended June 30, 2001 than sales to business customers.

     The average selling price of desktop computers decreased 14.1%, server computers decreased 18.1% and notebook computers decreased 9.8% from the first six months of 2000. The Company believes there may be future decreases in prices for personal computers and related products. Such decreases require the Company to sell more units in order to maintain or increase the level of sales. The Company's sales growth rate and operating results could be adversely affected by future manufacturer price reductions or if the Company's sales and marketing efforts fail to increase the level of unit sales. Sales of Compaq, Hewlett Packard, IBM, Microsoft, Sony and Toshiba products comprise a substantial portion of the Company's sales. The loss of any of these, or any other key vendors, could have an adverse effect on the Company's results from operations. The statements concerning future prices, sales and results from operations are forward-looking statements that involve certain risks and uncertainties such as stated above.

     Software sales were strong during the six months ended June 30, 2001 with sales increasing 52.3% over the first six months of 2000, due to strength in volume software licensing driven in part by the anti-piracy efforts of some software manufacturers. Demand for certain products and the growth of certain product categories are driven by advances in technology and the development of new products and applications by the industry manufacturers, and acceptance of these new technologies and products by end-users. Any slowdown in the rate of technological advancement and new product development by industry manufacturers, or the lack of acceptance of these technologies and products by end-users, could have a material adverse effect on the Company's future sales growth.

     The Company relies primarily on its dedicated sales force to serve its customers and also believes its Internet web site, www.cdw.com, is an integral part of its business. Direct web sales are defined as those orders that are entered directly on-line by customers after using the web site and/or talking with a sales account manager to obtain product, pricing and other relevant information. During the first six months of 2001, direct web sales grew 77.6% to $303.4 million from $170.9 million in the same period of 2000. The number of average daily unique web site users grew 7.2% to 93,012 in the six months ended June 30, 2001 from 86,782 in the same period of 2000.

     Gross profit as a percentage of net sales for the six months ended June 30, 2001 increased to 13.3% as compared to 12.8% same period in 2000. The increase in gross margin as a percentage of sales versus the first six months of 2000 is primarily due to product mix, vendor incentives and the impact of service contract revenue, partially offset by decreases in margin due to pricing pressure in certain product categories. On a forward-looking basis, the Company's goal is to maintain gross profit as a percentage of net sales between 12.5% and 13.0%. The statement concerning future gross profit is a forward-looking statement that involves certain risks and uncertainties such as the continued participation by vendors in inventory price protection and rebate programs, product mix, market conditions, aggressive competitor pricing and other factors which could result in a fluctuation of gross margins below recent experience. Price protection and rebate programs are at the discretion of the manufacturers, who may make changes that limit the amount of price protection or rebates for which the Company is eligible. Additionally, vendor rebate programs are generally dependent on achieving certain goals and objectives and there is no certainty that the established goals and objectives will be attained.

     Selling and administrative expenses increased to 6.4% of net sales in the six months ended June 30, 2001 from 5.6% in the same period of 2000. The increase is primarily the result of increased payroll and occupancy costs as a percentage of net sales. Occupancy expense, including rent and depreciation, increased approximately $5.8 million versus the first six months of 2000 as a result of our facility expansions. The Company's salesforce increased to approximately 1,179 account managers at June 30, 2001, representing a 38% increase from June 30, 2000. Productivity per account manager decreased 22.9% from the first six months of 2000 due to slowing economic conditions, reduced IT spending by customers and the higher number of account managers.

     Net advertising expense decreased as a percentage of net sales to 0.2% for the six months ended June 30, 2001 from 0.5% in the first six months of the prior year. Gross advertising expense increased $380,000 but decreased as a percentage of sales to 2.2% from 2.4% of net sales in the first six months of 2000. Based upon the Company's planned marketing initiatives, future levels of gross advertising expense as a percentage of net sales are likely to be relatively consistent with or higher than the level achieved in the first six months of 2001. Cooperative advertising reimbursements were 2.0% of net sales in the first six months of 2001, slightly higher than the first six months of 2000. Cooperative advertising reimbursements as a percentage of net sales fluctuate based on the level of vendor participation achieved and collection experience. The statements concerning future advertising expense and cooperative advertising reimbursements are forward-looking statements that involve certain risks and uncertainties, including the ability to identify and implement cost-effective incremental advertising and marketing programs, as well as the continued participation of vendors in the cooperative advertising reimbursement program.

     Interest income, net of other expenses, increased to $6.6 million in the first six months of 2001 compared to $3.6 million in the first six months of 2000 due to higher levels of cash available for investment offsetting the decrease in the average rate of interest earned.

     The effective income tax rate, expressed as a percentage of income before income taxes, was 39.75% for the six months ended June 30, 2001, an increase from 39.60% for the first six months of 2000.

     Net income in the first six months of 2001 was $83.5 million, a 10.9% increase over $75.3 million in the first six months of 2000. Diluted earnings per share were $0.94 for the six months ended June 30, 2001 and $0.83 in the same period of 2000, an increase of 13.3%.


Seasonality

     Although the Company has experienced variability in the rates of sales growth, it has not historically experienced significant seasonality in its business. Sales to government customers in recent periods have increased at a higher rate than sales to other customer types. Further, the buying patterns of government customers typically result in seasonally higher revenues during the third quarter of the year. If sales to these customers continue to increase as a percentage of overall sales, the Company may experience increased seasonality.

Liquidity and Capital Resources

Working Capital

     The Company has financed its operations and capital expenditures primarily through cash flow from operations. At June 30, 2001, the Company had cash, cash equivalents and marketable securities of $279.5 million and working capital of $577.1 million, representing an increase of $76.9 million in cash, cash equivalents and marketable securities and an increase of $15.4 million in working capital from December 31, 2000.

     The Company has an aggregate $50 million available pursuant to two $25 million unsecured lines of credit with two financial institutions. One line of credit expires in June 2002, at which time the Company intends to renew the line, and the other does not have a fixed expiration date. Borrowings under the first credit facility bear interest at the prime rate less 2 1/2%, LIBOR plus 1/2% or the federal funds rate plus 1/2%, as determined by the Company. Borrowings under the second credit facility bear interest at the prime rate less 2 1/2%, LIBOR plus .45% or the federal funds rate plus .45%, as determined by the Company. At June 30, 2001, there were no borrowings under either of the credit facilities.

     The Company's current and anticipated uses of its cash, cash equivalents and marketable securities are to fund working capital requirements, capital expenditures and the stock buyback program discussed below. The Company anticipates additional capital expenditures related primarily to facility expansions through December 31, 2001 to total approximately $4 million. The Company believes that the funds held in cash, cash equivalents and marketable securities, and funds available under the credit facilities will be sufficient to fund the Company's working capital and cash requirements at least through June 30, 2002.

     In January 2001, the Company's Board of Directors authorized the purchase of up to 5 million shares of the Company's common stock, slightly more than 5% of its total outstanding shares, from time to time in both open market and private transactions, as conditions warrant. In connection with the program the Company purchased approximately 1,927,500 shares of its common stock during the six months ended June 30, 2001, at a total cost of approximately $72.6 million. These repurchases included 1.5 million shares repurchased on February 2, 2001, at a total cost of $57.6 million ($38.423 per share) from Gregory C. Zeman, Vice Chairman and Director, and Daniel B. Kass, Executive Vice President - Sales and Director.


Cash flows for the six months ended June 30, 2001

     Net cash provided by operating activities for the six months ended June 30, 2001 was $160.1 million and relates primarily to net income combined with an increase in accounts payable and a decrease in accounts receivable partially offset by an increase in merchandise inventory. The decline in accounts receivable relates to a reduction in days sales outstanding. Days sales outstanding for the six months ended June 30, 2001 was 28.8 as compared to 30.7 for the six months ended June 30, 2000. Accounts payable increased primarily due to the timing of payments to vendors at the end of the respective periods. Inventory increased during the six month period, partially due to higher levels of inventory in-transit. Annualized inventory turnover of 29.8 times for the six months ended June 30, 2001 has increased from the annualized inventory turnover of 22.6 times for the six months ended June 30, 2000.

     Net cash used for investing activities for the six months ended June 30, 2001 was $ 90.0 million, including $76.0 million for purchases of marketable securities and $11.9 million for capital expenditures. At June 30, 2001, the Company has an $8.0 million net investment in and loan to CDW Leasing, LLC ("CDW-L"), a 50/50 joint venture with First Portland Corporation. The Company advanced approximately $12.0 million to CDW-L during the six months ended June 30, 2001 which was offset by repayments of approximately $9.9 million. The Company is committed to loan up to $10.0 million to CDW-L to fund new leases initiated by CDW-L. The terms of the loan provide for monthly interest payments to the Company based on the 90 day LIBOR rate plus 2.2%.

     On June 26, 2001, the Company filed a registration on Form S-3 for the sale in a proposed underwritten public offering of 8,750,000 shares of common stock by Michael P. Krasny, the Chairman Emeritus, principal shareholder and a Director of the Company, Gregory C. Zeman, the Vice Chairman and a Director of the Company and Daniel B. Kass, the Executive Vice President - Sales and a Director of the Company, including approximately 6.3 million shares to be sold by Mr. Krasny and entities related to him. The Company filed an amendment to such registration statement on July 20, 2001. Mr. Krasny and Mr. Zeman intend also to provide an over-allotment option to the underwriters for a total of an additional 1,312,500 common shares. The Company will not receive any proceeds from the sale of the shares and the number of outstanding common shares will not be impacted. The shares to be sold by Mr. Zeman and Mr. Kass will be obtained from Mr. Krasny through the exercise of options pursuant to the MPK Stock Option Plan. Assuming a sale price of $40.00 per share, the sale of shares by Mr. Zeman and Mr. Kass will result in the realization by the Company in the period the sale is completed of an income tax benefit of approximately $38.5 million, of which approximately $500,000 was previously recorded to deferred taxes. The incremental tax benefit of $38.0 million will be recorded as an increase to paid-in-capital. Additionally, the Company will record incremental payroll tax expense of approximately $1.4 million, which will reduce diluted earnings per share in the period in which the offering is completed by approximately $0.01 per share.

     Certain statements included in Management's Discussion and Analysis of Financial Condition and Results of Operations concerning the Company's sales growth, gross profit as a percentage of sales, advertising expense and cooperative advertising reimbursements are forward-looking statements that involve certain risks and uncertainties, as specified herein and in the Company's Amendment No. 1 to the Form S-3 Registration Statement filed with the Securities and Exchange Commission on July 20, 2001.

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

Item 4.       Submission of Matters to a Vote of Security Holders

     (a) The Company held its annual meeting of Shareholders on May 23, 2001.

     (b) Two matters were voted upon and approved by the Shareholders. The presentation below briefly describes the matters voted upon and results of Shareholders' votes.

   1.         Election of Directors

                                                  Votes For     Votes Withheld     Non-Votes
                 By Nominee
                 - Michael P. Krasny             81,872,142            267,284             -
                 - John A. Edwardson             81,872,142            267,284             -
                 - Gregory C. Zeman              81,872,142            267,284             -
                 - Daniel B. Kass                81,872,142            267,284             -
                 - Michelle L. Collins           81,872,142            267,284             -
                 - Casey G. Cowell               81,872,142            267,284             -
                 - Donald P. Jacobs              81,790,261            349,165             -
                 - Terry L. Lengfelder           81,872,142            267,284             -
                 - Brian E. Williams             81,872,142            267,284             -



   2.         Ratification of Selection of Independent Accountants

              The selection of PricewaterhouseCoopers LLP, independent public accountants, as auditors of the Company for the year ended December 31, 2001.


              Votes For        Votes Against       Abstentions      Non-Votes
             81,668,950              454,733            15,743              -

Item 6.       Exhibits and Reports on Form 8-K

(a)      Exhibits:

               10 (oo) Revolving Note between the Company and LaSalle National Bank dated June 28, 2001
               10 (pp) Second Lease Amendment dated April 15, 2001 between the Company as Lessee and IJM Management Limited Partnership as Lessor relating to the retail sales space located at 317 West Grand Avenue, Chicago, Illinois


     (b)      Reports on Form 8-K:

              The Company filed a Current Report on Form 8-K on July 20, 2001 in conjunction with the release of earnings for the quarter ended June 30, 2001.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            CDW Computer Centers, Inc.
                                            (Registrant)


     Date     August 3, 2001                /s/ Harry J. Harczak, Jr.
              ---------------------         -------------------------
                                            Harry J. Harczak, Jr.
                                            Executive Vice President Corporate
                                            Strategy and Chief Financial Officer
                                            (Duly authorized officer and
                                            principal financial officer)