Form 10-Q
period 2001-09-30
CDW COMPUTER CENTERS INC
filed 2001-11-02
CIK 899171

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____________ TO _____________

Commission file number         0-21796

CDW Computer Centers, Inc.
(Exact name of registrant as specified in its charter)

Illinois	36-3310735
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
200 N. Milwaukee Ave.	60061
Vernon Hills, Illinois	(Zip Code)
(Address of principal executive offices)
(847) 465-6000
(Registrant's telephone number, including area code)
______________________________________________________________
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

Yes	____________X_____________	No	_________________________

Applicable only to issuers involved in bankruptcy proceedings during the preceding five years:
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes	____________X_____________	No	_________________________

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        As of October 31, 2001, 88,265,806 common shares were issued and 85,373,306 were outstanding.

CDW COMPUTER CENTERS, INC.

TABLE OF CONTENTS

			Page No.
PART I.	Financial Information
	Item 1.	Financial Statements (unaudited):
		Condensed Consolidated Balance Sheets - September 30, 2001 and December 31, 2000	1
		Condensed Consolidated Statements of Income - Three and nine months ended September 30, 2001 and 2000	2
		Condensed Consolidated Statement of Shareholders' Equity - Nine months ended September 30, 2001	3
		Condensed Consolidated Statements of Cash Flows - Nine months ended September 30, 2001 and 2000	4
		Notes to Condensed Consolidated Financial Statements	5 - 8
	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	9 - 16
	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17
PART II.	Other Information
	Item 6.	Exhibits and Reports on Form 8-K	17
		Signatures	18

ii

Part I. Financial Information

Item 1. Financial Statements

CDW COMPUTER CENTERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)
	September 30, 2001	December 31, 2000

Assets
Current Assets:
Cash and cash equivalents	$ 35,745	$ 43,664
Marketable Securities	264,431	158,957
Accounts receivable, net of allowance for doubtful accounts of $9,500 and $7,000, respectively	344,119	337,424
Merchandise inventory	136,838	110,202
Prepaid income taxes	21,837	-
Miscellaneous receivables	11,908	13,442
Deferred income taxes	6,736	6,736
Prepaid expenses	3,772	3,458

Total current assets	825,386	673,883

Property and equipment, net	71,197	61,966
Investment in and advances to joint venture	8,408	5,804
Deferred income taxes and other assets	6,147	6,784

Total assets	$ 911,138	$ 748,437

Liabilities and Shareholders' Equity
Current Liabilities:
Accounts payable	$ 140,851	$ 56,081
Accrued expenses:
Compensation	27,650	26,645
Income taxes	-	17,868
Other	15,989	9,730
Exit Costs	1,622	1,862

Total current liabilities	186,112	112,186

Commitments and contingencies
Shareholders' Equity:
Preferred shares, $1.00 par value; 5,000 shares authorized; none issued	-	-
Common shares, $0.01 par value; 500,000 shares authorized; 88,128 and 87,465 shares issued, respectively	881	875
Paid-in capital	247,548	185,054
Retained earnings	579,354	452,613
Unearned compensation	(2,453)	(202)

	825,330	638,340
Less cost of common shares in treasury, 2,893 shares and 200 shares, respectively	(100,304)	(2,089)

Total shareholders' equity	725,026	636,251

Total liabilities and shareholders' equity	$ 911,138	$ 748,437

The accompanying notes are an integral part of the consolidated financial statements.

CDW COMPUTER CENTERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2001	2000	2001	2000

Net sales	$ 991,065	$ 1,028,051	$ 2,973,355	$ 2,835,381
Cost of Sales	857,091	896,917	2,576,639	2,472,813

Gross profit	133,974	131,134	396,716	362,568

Selling and administrative expenses	64,476	57,029	190,851	158,686
Net advertising expense	648	2,329	5,053	10,944

Income from operations	68,850	71,776	200,812	192,938

Interest income	3,138	2,734	10,081	6,654
Other expense, net	(228)	(123)	(534)	(470)

Income before income taxes	71,760	74,387	210,359	199,122

Income tax provision	28,525	29,457	83,618	78,852

Net income	$ 43,235	$ 44,930	$ 126,741	$ 120,270

Earnings per share
Basic	$ 0.50	$ 0.52	$ 1.48	$ 1.38

Diluted	$ 0.49	$ 0.49	$ 1.42	$ 1.32

Weighted average number of common shares outstanding
Basic	85,843	87,236	85,924	86,858

Diluted	89,042	91,872	89,010	90,832

The accompanying notes are an integral part of the consolidated financial statements.

CDW COMPUTER CENTERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(in thousands)
(unaudited)

	Common Shares		Paid-in	Retained	Unearned	Treasury Shares		Total Shareholders'
	Shares	Amount	Capital	Earnings	Compensation	Shares	Amount	Equity

Balance at December 31, 2000	87,465	$ 875	$ 185,054	$ 452,613	$ (202)	200	$ (2,089)	$ 636,251
MPK Restricted Stock Plan forfeitures			(2)		1			(1)
Amortization of unearned compensation					1,411			1,411
Compensatory stock option grants			107					107
Compensatory restricted stock grants	100	1	3,662		(3,663)			-
Exercise of stock options	563	5	5,597					5,602
Tax benefit from stock option and restricted stock transactions			53,130					53,130
Purchase of treasury shares						2,693	(98,215)	(98,215)
Net income				126,741				126,741

Balance at September 30, 2001	88,128	$ 881	$ 247,548	$ 579,354	$ (2,453)	2,893	$ (100,304)	$ 725,026

	The accompanying notes are an integral part of the consolidated financial statements.

CDW COMPUTER CENTERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,

	2001	2000

Cash flows from operating activities:

Net income	$ 126,741	$ 120,270

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation	11,024	7,316
Accretion of marketable securities	(363)	(2,346)
Stock-based compensation expense	1,517	216
Allowance for doubtful accounts	2,500	1,700
Deferred income taxes	996	1,028
Tax benefit from stock option and restricted stock transactions	53,130	63,873

Changes in assets and liabilities:
Accounts receivable	(9,195)	(120,466)
Miscellaneous receivables and other assets	1,320	(8,626)
Merchandise inventory	(26,636)	(39,727)
Prepaid expenses	(673)	(822)
Prepaid income taxes	(21,837)	-
Accounts payable	74,446	42,315
Accrued compensation	1,004	6,263
Accounts income taxes and other expenses	(11,609)	2,889
Accrued exit costs	(240)	(219)

Net cash provided by operating activities	202,305	73,664

Cash flows from investing activities:

Purchases of available-for-sale securities	(1,449,656)	(40,562)
Redemptions of available-for-sale securities	1,303,362	45,900
Purchases of held-to-maturity securities	(51,845)	(130,781)
Redemptions of held-to-maturity securities	93,028	64,441
Investments in and advances to joint venture	(17,714)	(15,477)
Repayments of advances from joint venture	15,324	16,439
Purchase of property and equipment	(20,434)	(19,731)

Net cash used investing activities	(127,935)	(79,771)

Cash flows from financing activities:

Purchase of treasury shares (1)	(87,891)	-
Proceeds from exercise of stock options	5,602	6,917

Net cash (used in)/provided by financing activities	(82,289)	6,917

Net increase in cash	(7,919)	810

Cash and cash equivalents - beginning of period	43,664	19,747

Cash and cash equivalents - end of period	$ 35,745	$ 20,557

(1)  The Company acquired $10.3 million of treasury shares in September 2001 for which cash settlement occured in October 2001. Accordingly, the Company has excluded $10.3 million from the purchase of treasury shares line item with an offset to accounts payable.

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

2.       Summary of Significant Accounting Policies

Basis of Presentation

         The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States. Such principles were applied on a basis consistent with those reflected in the 2000 Annual Report on Form 10-K and documents incorporated therein as filed with the Securities and Exchange Commission. The accompanying financial data should be read in conjunction with the notes to consolidated financial statements contained in the 2000 Annual Report on Form 10-K and documents incorporated therein. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting solely of normal recurring accruals) necessary to present fairly the financial position of the Company as of September 30, 2001 and December 31, 2000, the results of operations for the three and nine months ended September 30, 2001 and 2000, the changes in shareholders' equity for the nine months ended September 30, 2001 and the cash flows for the nine months ended September 30, 2001 and 2000. The unaudited condensed consolidated statements of income for such interim periods are not necessarily indicative of results for the full year.

         The Company has adopted Statements of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" and has determined that the Statement had no significant impact on its financial statements for the three and nine months ended September 30, 2001 and will not have any significant impact for the year ended December 31, 2001.

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

3.       Marketable Securities

         The amortized cost and estimated fair values of the Company's investments in marketable securities at September 30, 2001, were (in thousands):

		Gross Unrealized Holding
	Estimated			Amortized
	Fair Value	Gains	(Losses)	Cost

Security Type
Available-for-sale:
U.S. Government and Government Agency Securities	$ 150,494	$ 738	$ -	$ 149,756
Securities	83,600	-	-	83,600

Total available-for-sale	234,094	738	-	233,356

Held to maturity:
U.S. Government and Government Agency Securities	12,249	128	-	12,120
Corporate fixed income securities	19,015	60	-	18,955

Total held-to-maturity	31,264	188	-	31,075

Total marketable securities	$ 265,358	$ 926	$ -	$ 264,431

         Estimated fair values of marketable securities are based on quoted market prices. The amortized cost and estimated fair value of the Company's investments in marketable securities at September 30, 2001 by contractual maturity were (in thousands):

	Estimated	Amortized
	Fair Value	Cost

Due in one year or less	$ 257,106	$ 256,313
Due in greater than one year	8,252	8,118

Total investments in marketable securities	$ 265,358	$ 264,431

All of the marketable securities that were due in greater than one year have maturity dates prior to February 28, 2003.

4.       Financing Arrangements

         During the third quarter of 2001, the Company amended agreements with two financial institutions to increase the Company's unsecured lines of credit by a total of $20 million. The Company now has an aggregate $70 million available pursuant to two $35 million unsecured lines of credit with the two financial institutions. One line of credit expires in June 2002, at which time the Company intends to renew the line, and the other does not have a fixed expiration date. Borrowings under the first credit facility bear interest at the prime rate less 2 1/2%, LIBOR plus 1/2% or the federal funds rate plus 1/2%, as determined by the Company. Borrowings under the second credit facility bear interest at the prime rate less 2 1/2%, LIBOR plus .45% or the federal funds rate plus .45%, as determined by the Company. At September 30, 2001, there were no borrowings under either of the credit facilities.

         The Company has entered into security agreements with certain financial institutions ("Flooring Companies") in order to facilitate the purchase of inventory from various suppliers under certain terms and conditions. The agreements allow for a maximum credit line of $73.0 million as of September 30, 2001, collateralized by inventory purchases financed by the Flooring Companies. At September 30, 2001, all amounts owed the Flooring Companies are included in trade accounts payable.

5.       Earnings Per Share

         At September 30, 2001, the Company had outstanding common shares totaling approximately 85,235,500. The Company has also granted options to purchase common shares to the directors and coworkers of the Company under several stock option plans. These options have a dilutive effect on the calculation of earnings per share. The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations as required by SFAS 128.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	(in 000's except per share data)		(in 000's except per share data)

	2001	2000	2001	2000

Basic earnings per share:
Income available to common shareholders (numerator)	$ 43,235	$ 44,930	$ 126,741	$ 120,270

Weighted average common shares outstanding (denominator)	85,843	87,236	85,924	86,858

Basic earnings per share	$ 0.50	$ 0.52	$ 1.48	$ 1.38

Diluted earnings per share:
Income available to common shareholders (numerator)	$ 43,235	$ 44,930	$ 126,741	$ 120,270

Weighted average common shares outstanding	85,843	87,236	85,924	86,858
Effect of dilutive securities: Options on common stock	3,199	4,636	3,086	3,974

Total common shares and dilutive securities (denominator)	89,042	91,872	89,010	90,832

Diluted earnings per share	$ 0.49	$ 0.49	$ 1.42	$ 1.32

         Additional options to purchase common shares were outstanding during the three and nine months ended September 30, 2001 but were not included in the computation of diluted earnings per share as the exercise price of these options was greater than the average market price of common shares during the respective periods. The following table summarizes the weighted average number of options outstanding and the weighted average exercise price of those options which were excluded from the calculation:

	Three Months Ended September 30, 2001 (in 000's except per share data)	Nine Months Ended September 30, 2001 (in 000's except per share data)

Weighted average number of options	59	1,525
Weighed average exercise price	$60.57	$39.93

The options were all outstanding at September 30, 2001.

6.       Share Repurchase Program

         In January 2001, the Company's Board of Directors authorized the purchase of up to 5 million shares of its common stock, slightly more than 5% of its total outstanding shares, from time to time in both open market and private transactions, as conditions warrant. The repurchase program is expected to remain effective through approximately December 2002, unless sooner completed or terminated by the Board of Directors. The Company intends to hold the repurchased shares in treasury for general corporate purposes, including issuances under various employee stock option plans. In connection with the program, the Company purchased 2,692,500 shares of its common stock during the nine months ended September 30, 2001, at a total cost of approximately $98.2 million. These repurchases included 1.5 million shares repurchased on February 2, 2001, at a total cost of $57.6 million ($38.423 per share) from Gregory C. Zeman, Vice Chairman and Director, and Daniel B. Kass, Executive Vice President - Sales and Director.

7.       Public Offering of Common Shares

         In August 2001, Michael P. Krasny, the Chairman Emeritus, principal shareholder and Director of the Company, Gregory C. Zeman, the Vice Chairman and a Director of the Company and Daniel B. Kass, the Executive Vice President - Sales and a Director of the Company, sold 10,562,500 shares of common stock through a secondary public offering at a price of $40.00 per share. The Company did not receive any proceeds from the sale of the shares and the number of outstanding common shares was not impacted. The shares sold by Mr. Zeman and Mr. Kass were acquired from Mr. Krasny through the exercise of options previously granted to them pursuant to the MPK Stock Option Plan. The sale of shares by Mr. Zeman and Mr. Kass resulted in the realization by the Company in the third quarter of an income tax benefit of approximately $43.5 million, of which approximately $600,000 was previously recorded to deferred taxes. The incremental tax benefit of $42.9 million was recorded as an increase to paid-in-capital. Additionally, the Company recorded incremental payroll tax expense related to the option exercise of approximately $1.6 million, which reduced diluted earnings per share in the three months ended September 30, 2001 by approximately $0.01 per share.

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the Company's unaudited condensed consolidated financial statements and the notes thereto included elsewhere herein.

Results of Operations

        The following table sets forth financial information derived from the Company's statements of income expressed as a percentage of net sales:

	Percentage of Net Sales

Financial Information	Three Months Ended September 30,		Nine Months Ended September 30,

	2001	2000	2001	2000

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	86.5	87.2	86.7	87.2

Gross profit	13.5	12.8	13.3	12.8
Selling and administrative expenses	6.5	5.6	6.4	5.6
Net advertising expense	0.1	0.2	0.2	0.4

Income from operations	6.9	7.0	6.7	6.8
Other income, net	0.3	0.3	0.4	0.2

Income before income taxes	7.2	7.3	7.1	7.0
Income tax provision	2.8	2.9	2.8	2.8

Net income	4.4%	4.4%	4.3%	4.2%

The following table sets forth for the periods indicated a summary of certain of the Company's operating statistics:

Operating Statistics	Three Months Ended September 30,		Nine Months Ended September 30,

	2001	2000	2001	2000

Number of invoices processed	1,090,025	981,491	3,244,597	2,827,047
Average invoice size	$ 980	$ 1,091	$ 977	$ 1,049
Number of account managers, end of period	1,209	1,052
Commercial customers served (1)	170,704	141,850	301,374	257,648
Commercial customers served - trailing 12 months	348,050	304,095
% of sales to commercial customers	96.9%	96.3%	96.8%	95.9%
Annualized inventory turnover	27	23	28	23
Accounts receivable days sales outstanding	32	31	32	34
Net sales per coworker (000's) (2)	$ 1,443	$ 1,613	$ 1,440	$ 1,651
Direct web sales (000's)	$ 150,987	$ 120,455	$ 454,403	$ 291,309
Average daily unique web site users	80,573	72,584	88,820	82,015

(1) Commercial customers include business, government, education and institutional customers.
(2) Net sales per coworker is equal to annualized net sales divided by average number of coworkers in the period.

         The following table presents net sales dollars by product category as a percentage of total net sales dollars. Product lines are based upon internal product code classifications. Product mix for the three and nine months ended September 30, 2000 has been retroactively adjusted for certain changes in individual product categorization.

Analysis of Product Mix	Three Months Ended September 30,		Nine Months Ended September 30,

	2001	2000	2001	2000

Notebook Computers and Accessories	14.7%	19.4%	14.9%	19.9%

Desktop Computers and Servers	12.7	15.6	13.4	15.9

Subtotal Computer Products	27.4	35.0	28.3	35.8

Software	17.2	11.6	16.8	11.8

Data Storage Devices	14.7	13.7	14.5	13.8

Printers	13.3	11.8	12.9	11.4

Net/Comm Products	9.7	9.4	9.6	9.2

Video	8.7	7.8	8.4	7.6

Add-on Boards/Memory	3.8	6.1	4.5	6.0

Input Devices	3.0	2.6	2.9	2.5

Accessories and Other	2.2	2.0	2.1	1.9

Total	100.0%	100.0%	100.0%	100.0%

         The following table represents year-over-year sales growth by product categories for each of the periods indicated. Product lines are based upon internal product code classifications. Product growth rates for the three and nine months ended September 30, 2000 have been retroactively adjusted for certain changes in individual product categorization.

Analysis of Product Category Growth	Three Months Ended September 30,		Nine Months Ended September 30,

	2001	2000	2001	2000

Notebook Computers and Accessories	(27.1) %	44.9%	(21.8) %	61.9%

Desktop Computers and Servers	(21.7)	56.3	(12.0)	54.6

Subtotal Computer Products	(24.7)	49.8	(17.4)	58.5

Software	42.8	34.8	48.9	38.6

Data Storage Devices	3.0	45.3	9.9	54.7

Printers	8.4	42.4	18.4	39.1

Net/Comm Products	0.1	60.9	9.8	68.9

Video	6.9	69.7	15.2	70.2

Add-on Boards/Memory	(39.4)	96.5	(22.1)	100.9

Input Devices	9.7	59.7	19.9	55.6

Accessories and Other	4.1	78.7	15.1	93.9

Total	(3.6) %	50.5%	4.9%	55.8%

Three months ended September 30, 2001 compared to three months ended September 30, 2000

         Net sales in the third quarter of 2001 decreased 3.6% to $991.1 million compared to $1.028 billion in the third quarter of 2000. The Company increased the number of commercial customers served and leveraged the diversity of its product mix to achieve a strong sales performance considering the difficult economic environment and decreased levels of IT spending by customers.

         The number of commercial customers served increased 20.3% to 170,704 in the third quarter of 2001 from 141,850 in the third quarter of 2000. Sales to commercial accounts, including business, government, education and institutional customers, increased to 96.9% of net sales in the third quarter of 2001 from 96.3% in the third quarter of 2000, consistent with the Company's focus on the business-to-business marketplace. The Company experienced healthy growth in sales from government and education customers and a moderate decline in sales from business customers in the third quarter 2001.

         The average selling price of notebook computers decreased 24.1%, desktop computers decreased 22.5% and server computers decreased 26.2% from the third quarter of 2000. Unit sales of notebook computers decreased 10.9% from the third quarter of 2000, while unit sales of desktop computers increased 1.4% and unit sales of server computers increased 5.2% over the third quarter of 2000. The Company believes there may be future decreases in prices for personal computers and related products. Such decreases require the Company to sell more units in order to maintain or increase the level of sales. The Company's sales growth rate and operating results could be adversely affected by future manufacturer price reductions or if the Company's sales and marketing efforts fail to increase the level of unit sales. Sales of Compaq, Hewlett Packard, IBM, Microsoft, Sony and Toshiba products comprise a substantial portion of the Company's sales. The loss of any of these, or any other key vendors, could have an adverse effect on the Company's results from operations. The statements concerning future prices, sales and results from operations are forward-looking statements that involve certain risks and uncertainties such as stated above.

         Software sales were strong during the quarter with sales increasing 42.8% over third quarter 2000, primarily due to increases in software licenses driven in part by the anti-piracy efforts of some software manufacturers and changes in Microsoft licensing requirements. Sales of input devices and printers were also strong during the third quarter of 2001 with sales growth rates exceeding 8.0% versus the third quarter of 2000. Demand for certain products and the growth of certain product categories are driven by advances in technology and the development of new products and applications by the industry manufacturers, and acceptance of these new technologies and products by end-users. Any slowdown in the rate of technological advancement and new product development by industry manufacturers, or the lack of acceptance of these technologies and products by end users, could have a material adverse effect on the Company's future sales growth.

         The Company relies primarily on its dedicated sales force to serve its customers and also believes its Internet web site, www.cdw.com, is an integral part of its business. Direct web sales are defined as those orders that are entered directly on-line by customers after using the web site and/or talking with a sales account manager to obtain product, pricing and other relevant information. During the third quarter of 2001, direct web sales grew 25.3% to $151.0 million from $120.5 million in the same period of 2000. The number of average daily unique web site users grew 11.0% to 80,573 in the third quarter of 2001 from 72,584 in the same period of 2000.

         Gross profit as a percentage of net sales for the three months ended September 30, 2001 increased to 13.5% as compared to 12.8% in the third quarter of 2000. The increase in gross margin as a percentage of sales versus the third quarter of 2000 is primarily due to product mix, vendor incentives and the impact of software upgrade insurance and third party net services revenue, partially offset by decreases in margin due to pricing pressure in certain product categories. On a forward-looking basis, the Company's gross margin percentage may decline as a percentage of net sales due to manufacturer limitations on incentives, changes in price protection programs, product mix and market conditions, as well as more aggressive pricing by our competitors. The statement concerning future gross profit is a forward-looking statement that involves certain risks and uncertainties such as the continued participation by vendors in inventory price protection and rebate programs, product mix, market conditions, aggressive competitor pricing and other factors which could result in a fluctuation of gross margins below recent experience. Price protection and rebate programs are at the discretion of the manufacturers, who may make changes that limit the amount of price protection or rebates for which the Company is eligible. Additionally, vendor rebate programs are generally dependent on achieving certain goals and objectives and there is no certainty that the established goals and objectives will be attained.

         Selling and administrative expenses, including net advertising expense, increased to 6.6% of net sales in the three months ended September 30, 2001 from 5.8% in the same period of 2000. The increase is primarily the result of increased payroll and occupancy costs as a percentage of net sales, partially offset by a decrease in net advertising expense. Selling and administrative expense includes approximately $1.6 million in payroll taxes resulting from stock options exercised in connection with the secondary stock offering completed in August 2001. Occupancy expense, including rent and depreciation, increased approximately $3.0 million versus the third quarter of 2000 as a result of our facility expansions. The Company does not plan for any significant incremental occupancy costs for the remainder of the year versus the level incurred in the third quarter. The Company's sales force increased to 1,209 account managers at September 30, 2001, a 14.9% increase from the third quarter of 2000. Productivity per account manager decreased 23.1% from the third quarter of 2000 due to slowing economic conditions, reduced IT spending by customers and the higher number of account managers. The Company is currently hiring account managers primarily for the purpose of maintaining the number at current levels and will adjust hiring goals as business conditions dictate.

         Net advertising expense decreased as a percentage of net sales to 0.1% for the three months ended September 30, 2001 from 0.2% in the same quarter of the prior year. Gross advertising expense decreased $2.8 million to 2.3% of net sales, a decrease from 2.4% of net sales in the third quarter of 2000. Based upon the Company's planned marketing initiatives, future levels of gross advertising expense as a percentage of net sales are likely to be relatively consistent with or higher than the level achieved in the third quarter of 2000. Cooperative advertising reimbursements were 2.2% of net sales in the third quarter of 2001, consistent with the third quarter of 2000. Cooperative advertising reimbursements as a percentage of net sales fluctuate based on the level of vendor participation achieved and collection experience. The statements concerning future advertising expense and cooperative advertising reimbursements are forward-looking statements that involve certain risks and uncertainties, including the ability to identify and implement cost-effective incremental advertising and marketing programs, as well as the continued participation of vendors in the cooperative advertising reimbursement program.

         Interest income, net of other expenses, increased to $2.9 million in the third quarter of 2001 compared to $2.6 million in the third quarter of 2000 due to higher levels of cash available for investment offsetting a decrease in the average rate of interest earned. On a forward-looking basis, interest income is likely to decrease from the level achieved in the third quarter due to further decreases in the average rate of interest earned.

         The effective income tax rate, expressed as a percentage of income before income taxes, was 39.75% for the three months ended September 30, 2001, an increase from 39.60% for the third quarter of 2000.

         Net income in the third quarter of 2001 was $43.2 million, a 3.8% decrease over $44.9 million in the third quarter of 2000. Diluted earnings per share remained constant at $0.49 for the three months ended September 30, 2001 and 2000. of 9.1%.

Nine months ended September 30, 2001 compared to nine months ended September 30, 2000

         Net sales in the first nine months of 2001 increased 4.9% to $2.97 billion compared to $2.84 billion in the same period of 2000. The Company was able to achieve growth by increasing the number of commercial customers served and leveraging the diversity of its product mix, despite a difficult economic environment and decreased levels of IT spending by customers.

         The number of commercial customers served increased 17.0% to 301,374 in the nine months ending September 31, 2001 from 257,648 in the same period of 2000. Sales to commercial accounts, including business, government, educational and institutional customers, increased to 96.8% of net sales in the first nine months of 2001 from 95.9% in the first nine months of 2000, consistent with the Company's focus on growing in the business-to-business marketplace. The Company experienced healthy growth in sales from government and education customers and a moderate decline in sales from business customers in the first nine months of 2001.

         The average selling price of notebook computers decreased 15.0%, desktop computers decreased 16.9% and server computers decreased 20.8% from the first nine months of 2000. Unit sales of notebook computers decreased 14.1% from the first nine months of 2000 while unit sales of desktop computers for the first nine months of 2001 increased 6.8% and unit sales of server computers increased 9.7% over the the first nine months of 2000. The Company believes there may be future decreases in prices for personal computers and related products. Such decreases require the Company to sell more units in order to maintain or increase the level of sales. The Company's sales volume and operating results could be adversely affected by future manufacturer price reductions or if the Company's sales and marketing efforts fail to increase the level of unit sales. Sales of Compaq, Hewlett Packard, IBM, Microsoft, Sony and Toshiba products comprise a substantial portion of the Company's sales. The loss of any of these, or any other key vendors, could have an adverse effect on the Company's results from operations. The statements concerning future prices, sales and results from operations are forward-looking statements that involve certain risks and uncertainties such as stated above.

         Software sales were strong during the nine months ended September 30, 2001 with sales up 48.9% over the first nine months of 2000, primarily due to increases in software licenses driven in part by the anti-piracy efforts of certain software manufacturers and changes in Microsoft licensing requirements. Sales of input devices, printers, and video were also strong during the nine months ended September 30, 2001 with sales growth rates exceeding 15.0% versus the first nine months of 2000. Demand for certain products and the growth of certain product categories are driven by advances in technology and the development of new products and applications by the industry manufacturers, and acceptance of these new technologies and products by end-users. Any slowdown in the rate of technological advancement and new product development by industry manufacturers, or the lack of acceptance of these technologies and products by end-users, could have a material adverse effect on the Company's future sales growth.

        The Company relies primarily on its dedicated sales force to serve its customers and also believes its Internet web site, www.cdw.com, is an integral part of its business. Direct web sales are defined as those orders that are entered directly on-line by customers after using the web site and/or talking with a sales account manager to obtain product, pricing and other relevant information. During the first nine months of 2001, direct web sales grew 56.0% to $454.4 million from $291.3 million in the same period of 2000. The number of average daily unique web site users grew 8.3% to 88,820 in the nine months ended September 30, 2001 from 82,015 in the same period of 2000.

         Gross profit as a percentage of net sales for the nine months ended September 30, 2001 increased to 13.3% as compared to 12.8% same period in 2000. The increase in gross margin as a percentage of sales versus the first nine months of 2000 is primarily due to product mix, vendor incentives and the impact of software upgrade insurance and third party net services revenue, partially offset by decreases in margin due to pricing pressure in certain product categories. On a forward-looking basis, the Company's gross margin percentage may decline as a percentage of net sales due to manufacturer limitations on incentives, changes in price protection programs, product mix and market conditions, as well as more aggressive pricing by our competitors. The statement concerning future gross profit is a forward-looking statement that involves certain risks and uncertainties such as the continued participation by vendors in inventory price protection and rebate programs, product mix, market conditions, aggressive competitor pricing and other factors which could result in a fluctuation of gross margins below recent experience. Price protection and rebate programs are at the discretion of the manufacturers, who may make changes that limit the amount of price protection or rebates for which the Company is eligible. Additionally, vendor rebate programs are generally dependent on achieving certain goals and objectives and there is no certainty that the established goals and objectives will be attained.

         Selling and administrative expenses, including net advertising expense, increased to 6.4% of net sales in the nine months ended September 30, 2001 from 5.6% in the same period of 2000. The increase is primarily the result of increased payroll and occupancy costs as a percentage of net sales, partially offset by a decrease in net advertising expense. Selling and administrative expenses include approximately $1.6 million in payroll taxes resulting from stock options exercised in connection with the secondary stock offering completed in August 2001. Occupancy expense, including rent and depreciation, increased approximately $8.8 million versus the first nine months of 2000 as a result of our facility expansions. The Company does not plan for any significant incremental occupancy costs for the remainder of the year. The Company's sales force increased to 1,209 account managers at September 30, 2001, representing a 14.9% increase from September 30, 2000. Productivity per account manager decreased 18.7% from the first nine months of 2000 due to slowing economic conditions, reduced IT spending by customers and the higher number of account managers.

         Net advertising expense decreased as a percentage of net sales to 0.2% for the nine months ended September 30, 2001 from 0.4% in the first nine months of the prior year. Gross advertising expense decreased $2.4 million to 2.2% from 2.4% of net sales in the first nine months of 2000. Based upon the Company's planned marketing initiatives, future levels of gross advertising expense as a percentage of net sales are likely to be relatively consistent with or higher than the level achieved in the first nine months of 2001. Cooperative advertising reimbursements were 2.0% of net sales in the first nine months of 2001, slightly higher than the first nine months of 2000. Cooperative advertising reimbursements as a percentage of net sales fluctuate based on the level of vendor participation achieved and collection experience. The statements concerning future advertising expense and cooperative advertising reimbursements are forward-looking statements that involve certain risks and uncertainties, including the ability to identify and implement cost effective incremental advertising and marketing programs, as well as the continued participation of vendors in the cooperative advertising reimbursement program.

         Interest income, net of other expenses, increased to $9.5 million in the first nine months of 2001 compared to $6.2 million in the first nine months of 2000 due to higher levels of cash available for investment offsetting the decrease in the rate of interest earned. On a forward-looking basis, quarterly interest income is likely to decrease from recent levels due to further decreases in the average rate of interest earned.

         The effective income tax rate, expressed as a percentage of income before income taxes, was 39.75% for the nine months ended September 30, 2001, an increase from 39.60% for the first nine months of 2000.

         Net income in the first nine months of 2001 was $126.7 million, a 5.3% increase over $120.3 million in the first nine months of 2000. Diluted earnings per share were $1.42 for the nine months ended September 30, 2001 and $1.32 in the same period of 2000, an increase of 7.6%.

Seasonality

         Although the Company has experienced variability, including declines, in the rates of sales growth, it has not historically experienced significant seasonality in its business. As sales to government customers in recent periods have increased at a higher rate than sales to other customer types, net sales in the third quarter are seasonally strong due to the buying patterns of federal government customers. If sales to these customers continue to increase as a percentage of overall sales, the Company may experience increased seasonality in future periods.

Liquidity and Capital Resources

Working Capital

         The Company has financed its operations and capital expenditures primarily through cash flow from operations. At September 30, 2001, the Company had cash, cash equivalents and marketable securities of $300.2 million and working capital of $639.3 million, representing an increase of $97.6 million in cash, cash equivalents and marketable securities and an increase of $77.6 million in working capital from December 31, 2000.

         During the third quarter of 2001, the Company amended agreements with two financial institutions to increase the Company's unsecured lines of credit by a total of $20 million. The Company now has an aggregate $70 million available pursuant to two $35 million unsecured lines of credit with two financial institutions. One line of credit expires in June 2002, at which time the Company intends to renew the line, and the other does not have a fixed expiration date. Borrowings under the first credit facility bear interest at the prime rate less 2 1/2%, LIBOR plus 1/2% or the federal funds rate plus 1/2%, as determined by the Company. Borrowings under the second credit facility bear interest at the prime rate less 2 1/2%, LIBOR plus .45% or the federal funds rate plus .45%, as determined by the Company. At September 30, 2001, there were no borrowings under either of the credit facilities.

         The Company's current and anticipated uses of its cash, cash equivalents and marketable securities are to fund working capital requirements, capital expenditures and the stock buyback program discussed below. The Company anticipates additional capital expenditures related primarily to facility expansions through December 31, 2001 to total approximately $1.6 million. The Company believes that the funds held in cash, cash equivalents and marketable securities, and funds available under the credit facilities will be sufficient to fund the Company's working capital and cash requirements at least through September 30, 2002.

         In January 2001, the Company's Board of Directors authorized the purchase of up to 5 million shares of the Company's common stock, slightly more than 5% of its total outstanding shares, from time to time in both open market and private transactions, as conditions warrant. In connection with the program the Company purchased approximately 2,692,500 shares of its common stock during the nine months ended September 30, 2001, at a total cost of approximately $98.2 million. These repurchases included 1.5 million shares repurchased on February 2, 2001, at a total cost of $57.6 million ($38.423 per share) from Gregory C. Zeman, Vice Chairman and Director, and Daniel B. Kass, Executive Vice President of Sales and Director.

Cash flows for the nine months ended September 30, 2001

         Net cash provided by operating activities for the nine months ended September 30, 2001, was $202.3 million and relates primarily to net income, tax benefits from stock options and restricted stock transactions and an increase in accounts payable partially offset by an increase in merchandise inventory. During the first nine months of 2001, the Company recorded a tax benefit of $53.1 million as a result of the exercise of stock options, primarily in connection with the secondary public offering and vesting of restricted stock by coworkers. Accounts payable increased primarily due to the timing of payments to vendors at the end of the respective periods. Inventory increased during the nine month period, primarily due to higher levels of inventory in-transit. Annualized inventory turnover of 28 times for the nine months ended September 30, 2001 has increased from the annualized inventory turnover of 23 times for the nine month period ended September 30, 2000.

         Net cash used for investing activities for the nine months ended September 30, 2001 was $127.9 million, including $105.1 million for purchases of marketable securities, net of redemptions, and $20.4 million for capital expenditures. At September 30, 2001, the Company has an $8.4 million net investment in and loan to CDW Leasing, LLC ("CDW-L"), a 50/50 joint venture with First Portland Corporation. The Company advanced approximately $17.7 million to CDW-L during the nine months ended September 30, 2001 which was offset by repayments of approximately $15.3 million. The Company is committed to loan up to $10.0 million to CDW-L to fund new leases initiated by CDW-L. The terms of the loan provide for monthly interest payments to the Company based on the 90 day LIBOR rate plus 2.2%.

         In August 2001, Michael P. Krasny, the Chairman Emeritus, principal shareholder and a Director of the Company, Gregory C. Zeman, the Vice Chairman and a Director of the Company and Daniel B. Kass, the Executive Vice President - Sales and a Director of the Company, sold 10,562,500 shares of common stock through a secondary public offering at a price of $40.00 per share. The Company did not receive any proceeds from the sale of the shares and the number of outstanding common shares will not be impacted. The shares sold by Mr. Zeman and Mr. Kass were acquired from Mr. Krasny through the exercise of options previously granted to them pursuant to the MPK Stock Option Plan. The sale of shares by Mr. Zeman and Mr. Kass resulted in the realization by the Company in the third quarter of an income tax benefit of approximately $43.5 million, of which approximately $600,000 was previously recorded to deferred taxes. The incremental tax benefit of $42.9 million was recorded as an increase to paid-in-capital. Additionally, the Company recorded incremental payroll tax expense of approximately $1.6 million, which reduced diluted earnings per share in the three months ended September 30, 2001 by approximately $0.01 per share.

         Certain statements included in Management's Discussion and Analysis of Financial Condition and Results of Operations concerning the Company's sales volume, operating results, gross profit as a percentage of sales, advertising expense and cooperative advertising reimbursements are forward-looking statements that involve certain risks and uncertainties, as specified herein and in the Company's Amendment No.1 to the Form S-3 Registration Statement filed with the Securities and Exchange Commission on July 20, 2001.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There has been no material change from the information provided in Item 7a of the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

Part II	Other Information

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits:

	10 (qq)	Revolving Note between the Company and LaSalle National Bank dated August 15, 2001

	10 (rr)	Line of Credit Demand Note between the Company and Northern Trust Company dated July 25, 2001.

(b)	Reports on Form 8-K:

	(i)	The Company filed a Current Report on Form 8-K on July 20, 2001 in conjunction with the release of earnings for the quarter ended June 30, 2001.

	(ii)	The Company filed a Current Report on Form 8-K on August 6, 2001 updating certain projections regarding the Company's performance for the quarter ending September 30, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CDW Computer Centers, Inc.
(Registrant)

Date:	November 1, 2001	/s/ Harry J. Harczak, Jr.
Harry J. Harczak, Jr. Executive Vice President Corporate Strategy and Chief Financial Officer (Duly authorized officer and principal financial officer)