Form 10-K
period 2001-12-31
CDW COMPUTER CENTERS INC
filed 2002-03-27
CIK 899171

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2001
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____________ to _____________

Commission file number        0-21796

CDW Computer Centers, Inc.
(Exact name of registrant as specified in its charter)

Illinois	36-3310735
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
200 N. Milwaukee Ave.	60061
Vernon Hills, Illinois	(Zip Code)
(Address of principal executive offices)

Registrant's telephone number, including area code (847) 465-6000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	N/A

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K.   [ X ]

The aggregate market value of the Common Stock held by non-affiliates as of March 25, 2002, was approximately $2.815 billion, based upon the closing market price per share of $49.00.

As of March 25, 2002, the registrant had 85,966,934 shares of Common Stock, $0.01 par value, outstanding.

CDW COMPUTER CENTERS, INC. FORM 10-K ANNUAL REPORT FOR THE YEAR ENDED DECEMBER 31, 2001 INDEX

	PART I	10-K Page No.

Item 1.	Business . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	1
Item 2.	Properties . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	12
Item 3.	Legal Proceedings . . . . . . . . . . . . . . . . . . . .. . . . . . . . . . . . . . . . . .	13
Item 4.	Submission of Matters to a Vote of Security Holders . . . . . . . . . . . . . . . .	13

	PART II

Item 5.	Market for Registrant's Common Equity and Related Stockholder Matters . .	13
Item 6.	Selected Financial Data . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	14
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	15
Item 7A.	Quantitative and Qualitative Disclosure About Market Risk. . . . . .. . . . . . .	24
Item 8.	Financial Statements and Supplementary Data . . . . .. . . . . . . . . . . . . . . .	24
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	24

	PART III

Item 10.	Directors and Executive Officers of the Registrant . . . . . . . . . . . . . . . . .	24
Item 11.	Executive Compensation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	29
Item 12.	Security Ownership of Certain Beneficial Owners and Management . . . . . .	36
Item 13.	Certain Relationships and Related Transactions . . . . . . . . . . . . . . . . . . .	38

	PART IV

Item 14.	Exhibits, Financial Statement Schedule and Reports on Form 8-K . . . . . . . .	39
	Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	43

i

PART I

Item 1.          Business.

General

        CDW Computer Centers, Inc. (collectively with its subsidiaries, "CDW" or the "Company") is the largest direct marketer of multi-brand computers and related technology products and services in the United States. The Company was founded in 1984 and reincorporated in 1995 in Illinois. CDW's extensive offering of products, including hardware, software and accessories, combined with the Company's service offerings, provide comprehensive solutions for its customers' technology needs. The Company offers customers a broad range of technology products from leading vendors such as Cisco, Compaq, Hewlett-Packard, IBM, Intel, Microsoft, Sony and Toshiba, among others. CDW's high volume, cost-efficient operations, supported by its proprietary information technology systems, enable the Company to offer these products at competitive prices combined with a high level of service, an approach the Company calls "high tech, high touch." The Company's value-added services include its ability to custom configure multi-branded solutions for its customers and offer technical support 24 hours a day, 7 days a week.

        The Company has more than 1,200 account managers who sell primarily to commercial customers. For financial reporting purposes, the Company has two operating segments: corporate, which is primarily comprised of business customers but also includes consumers (consumers generated approximately 3% of total consolidated sales in 2001); and public sector, which is comprised of federal, state and local government and educational institutions who are served by CDW Government, Inc. ("CDW-G"), a wholly-owned subsidiary. CDW's corporate customers are concentrated in the small to medium business (SMB) category. The discussions of sales and marketing activities for the corporate segment and any reference to commercial accounts exclude consumers. (See Footnote 14 to the consolidated financial statements for certain financial information regarding the Company's two operating segments.)

        The Company markets to its current and prospective customers through its catalogs, other direct mailing programs, product advertisements in computer trade magazines, its Web sites and various Internet advertising vehicles. Additionally, the Company promotes the CDW brand on a national basis through its branding campaign, which includes television, print media and other activities. The Company's marketing efforts are integrated with a proactive calling program by the Company's account managers. CDW also focuses significant efforts on developing and expanding its E-business initiatives. These initiatives include www.cdw.com and www.cdwg.com (the Company's Web sites), and CDW@work and CDWG@work (the Company's extranets), which are customized Web sites for CDW's commercial customers.

        For the year ended December 31, 2001, the Company served approximately 357,000 commercial accounts, which comprised 97% of the Company's total sales dollars. CDW focuses on generating repeat sales from existing customers while also generating sales from new customers. The Company engenders a high degree of customer loyalty through its relationship-based account managers. These account managers are knowledgeable about customer needs and assist customers by providing advice on the selection and configuration of multi-branded technology solutions.

        The Company adheres to a core philosophy known as the CDW CIRCLE OF SERVICE(TM), which places the customer at the center of all of the Company's actions. The philosophy is based on the premise, promoted by management, that "People Do Business With People They Like." The CDW CIRCLE OF SERVICE(TM)is a graphic reminder to the Company's coworkers that good service leads to good experiences and increased sales, and, alternatively, that bad service leads to bad experiences and lost sales. A fundamental element of the CDW CIRCLE OF SERVICE(TM)is the Company's coworkers, who are highly motivated and incented to share in the Company's success.

Business Strategy

        The Company's business strategy is to be a high volume, cost-efficient direct marketer of multi-brand, competitively-priced computers and related technology products and services while providing a high level of support to its customers. The Company believes that the following factors are of principal importance in its ability to implement this "high tech, high touch" business strategy:

        Multi-Branded Solutions.   The Company offers more than 80,000 products, which include a wide range of product types from leading manufacturers including Cisco, Compaq, Hewlett-Packard, IBM, Intel, Microsoft, Sony and Toshiba. With this broad selection of products, the Company can provide its customers with fully-integrated, multi-branded technology solutions and the convenience of one-stop shopping. CDW also continuously reviews and enhances its product mix based on new product introductions and the buying needs of its customers.

        Customer Focus.   The Company focuses the majority of its sales and marketing efforts on attracting and serving commercial customers rather than consumers. The Company believes commercial customers typically have ongoing requirements to purchase sophisticated products and systems and value our relationship-based approach and high level of service. In 2001, sales to commercial customers comprised 97% of total sales revenue, an increase from 96% in 2000.

        The Company also continues to grow its public sector business, which is directed at meeting the technology needs of federal, state and local governments, and primary and secondary educational institutions. The Company serves these markets, which have more specialized purchasing requirements, with a field sales force that actively calls on customers and prospects in person to augment the Company's inside sales force. The Company also reaches its public sector customer base through its customized Web site, CDWG@work.

        Competitive Pricing.   The Company is able to offer its customers competitive prices due to its low cost structure, efficient distribution methods, ability to purchase products directly from manufacturers and economies of scale in purchasing products. The Company's size and financial strength allow it to negotiate advantageous purchasing terms and earn vendor rebates and incentives.

       Marketing.   The Company uses a marketing mix of direct response activities, including its catalog formats and trade magazine advertising, combined with a multifaceted branding campaign, including national television advertising. These activities are intended to generate customer response and a high level of awareness of CDW. The Company's marketing activities are directed to commercial users and the decision makers in commercial organizations.

       Customer Service.   The Company has over 1,200 account managers who are highly trained in the Company's products, systems and philosophies, enabling them to provide a high level of customer service. CDW assigns an account manager to each customer. Account managers understand their customers' businesses and technology systems and are able to recommend integrated product solutions based on customer needs, past purchases and technological developments. The Company's account managers provide a high level of customer service through CDW's proprietary customer relationship management system. Customers also benefit from specialty sales support teams that have in-depth knowledge of and experience with complex technology products and applications such as network solutions, storage applications and software licenses.

        Custom Configuration.   The Company offers custom configuration services such as the installation of accessories and expansion products, loading of software, imaging for custom applications and configuration of network operating systems. The Company's custom configuration services benefit its customers by reducing the cost and time necessary to deploy new products into their existing technology environment. During 2001, the Company processed an average of 1,460 custom-configured items per day.

        Technical Support.   The Company's technical staff is well-trained and maintains the highest levels of professional certification from manufacturers. The Company employs a technical staff of more than 130 with over 365 manufacturer certifications to assist the customer with technical questions and issues. The Company offers technical support services by telephone 24 hours a day, 7 days a week. The Company believes that its commitment to service at the time of sale and after the purchase maximizes sales and encourages repeat customers.

        Information Technology.   The Company uses proprietary, real-time information technology systems which centralize management of key functions and generate daily operating control reports enabling management to identify and respond quickly to internal changes and trends in the industry and to provide high levels of customer satisfaction. The Company integrates its real-time systems with www.cdw.com and www.cdwg.com, its Internet Web sites, providing real-time information for its customers.

        Effective Inventory Control.   The Company's management information systems, "just-in-time" purchasing system, radio frequency-based cycle counting system and use of vendor stock balancing and price protection programs allow it to minimize its investment in inventory, reduce inventory discrepancies and the risk of obsolescence while meeting customer needs. These systems resulted in the Company achieving approximately 30 inventory turns during 2001.

        High Quality Personnel.    The Company strives to attract, retain and motivate high quality personnel and provides its coworkers with financial incentives designed to maximize performance and productivity. The Company's objective is, whenever possible, to promote people from within to positions of increased responsibility. The Company has instituted short-term incentive programs, stock-based compensation and an on-site childcare and fitness center facility to reward and motivate all of the Company's coworkers.

Product Offering

       The Company offers multi-brand computers and related technology products including hardware and peripherals, software, networking and communication products and accessories for use with microcomputers based on a variety of operating platforms including Microsoft, Apple, Linux, Novel, Oracle and others. The Company's just-in-time purchasing system and aggressive inventory management allow it to limit its on-hand inventory and ship orders generally on a same-day basis.

The following is a listing of selected hardware, peripheral and software manufacturers whose products CDW sells:

Selected Hardware and Peripheral Manufacturers

3Com	EMC	MicronPC	SMC
3M	Epson	Microtek	SonicWALL
Acer	Exabyte	Minolta	Sony
Adaptec	Foundry	Nanao	Sun Microsystems
Adic	Fuji Film	NEC	Symbol
Adtran	Fujitsu	NETGEAR	Targus
Allied Telesyn	Handspring	Nikon	TDK
APC	Hewlett-Packard	Nortel Networks	Tektronic
Apple	IBM	Okidata	Toshiba
ATI	Imation	Olympus	Tripp Lite
Avaya	Infocus	Palm	US Robotics
Avocent	Intel	Panasonic	Verbatim
Belkin	Iomega	Philips	Viewsonic
Brother	Kingston	Plantronics	Watchguard
Canon	Kodak	Polycom	Western Digital
Cisco	Lexmark	Powerware	WYSE Tech.
Compaq	Linksys	Quantum	Xerox
Creative Labs	Logitech	Rimm (Blackberry)	Xircom
CTX	Maxell	Samsung	Zebra
Digi Intl.	Maxtor	Seagate
Dlink	Memorex	SimpleTech

Selected Software Developers

Adobe	Corel	Macromedia	Symantec
Autodesk	Crystal Decisions	McAfee	Quark
Borland	Executive Software	Microsoft	Trend Micro
Check Point	FileMaker	Network Associates	Veritas
Citrix	Interact	Novell
Computer Associates	Intuit	ScanSoft

        The Company continually seeks to expand and improve its relationships with manufacturers as well as increase the number of products which it is authorized to sell.

Purchasing and Vendor Relationships

        The Company believes that effective purchasing from a diverse vendor base is a key element of its business strategy. For the year ended December 31, 2001, Tech Data and Ingram Micro were the only individual distributors from whom our purchases exceeded 10% of total purchases. Additionally, in 2001, Compaq, Hewlett-Packard and Microsoft were the only individual manufacturers whose products comprised more than 10% of our total sales.

        CDW's purchasing staff works to identify reliable, high-quality suppliers of products, then actively negotiates to achieve the lowest possible cost and expand vendor support programs. The Company seeks to establish strong relationships with its vendors, and employs a policy of paying vendors within stated terms and taking advantage of all appropriate discounts. Several of the Company's leading vendors such as Compaq, Hewlett-Packard and Microsoft have full-time representatives on-site at the Company's facilities.

        During 2001, the Company purchased approximately 54% of its merchandise from distributors and the remaining directly from manufacturers. Substantially all of the Company's purchases are shipped directly to its distribution facility in Vernon Hills, Illinois. The Company is authorized by manufacturers to sell via direct marketing all or selected products offered by the manufacturer. The Company's authorization with each manufacturer provides for certain terms and conditions, which may include one or more of the following: product return privileges, price protection policies, purchase discounts and vendor support programs, such as purchase or sales rebates and cooperative advertising reimbursements. Vendors also periodically offer the Company bulk inventory purchase opportunities where the Company can purchase a large amount of product at reduced prices. Vendor support programs are at the discretion of the manufacturers and usually require the achievement of a specified sales volume or growth rate to qualify for all, or some, of the incentive program.

Inventory Management/Distribution

        The Company applies its proprietary information technology systems to the task of managing its inventory in an aggressive, cost-efficient manner, resulting in a rapid-turn inventory model. The Company's information technology systems provide real-time information on each item of inventory from the time it is ordered until it is shipped to a customer. The Company generally only stocks items that have attained a minimum sales volume. All of the Company's inventory items contain UPC barcodes that are matched to the Company's internal product codes which allow its system to track and discern trends with respect to product movement and inventory obsolescence. The Company also uses vendor stock balancing and price protection programs to minimize its investment in inventory.

        The Company's distribution process is highly automated. Once a customer order is received, either by phone, fax or online, it is processed for credit approval. After credit approval is received, orders are automatically routed to the Company's warehouse for shipping. All product picking is performed using bar-coded labels, UPC bar codes and radio frequency scanning. All product shipments travel through the Company's warehouse on automatic conveyor systems with in-line scanning and are subject to numerous quality control checks. The Company's sorting system automatically provides a final quality control check and directs boxes to the appropriate commercial carrier.

        The Company believes that the Chicago metropolitan area is an excellent location for its business as it is centrally located for purposes of shipping products throughout the United States and provides timely access to the Company's principal distributors. This enables the Company to obtain non-stocked items for same-day shipping. The relocation of key distributors utilized in the Company's just-in-time purchasing model could adversely impact the Company's results of operations. Although brand names and individual products are important to the Company's business, the Company believes that competitive sources of supply are available in substantially all of the merchandise categories the Company carries.

Marketing and Advertising Activities

        The Company markets to its current and prospective customers using catalogs, promotional mailing campaigns, advertising and a proactive outbound calling program. In addition, CDW promotes the CDW brand through a national branding campaign, which includes print media, television advertisements and other activities.

        Catalogs are one of the Company's main advertising vehicles and approximately 40 million catalogs are produced and distributed each year. The Company's catalog strategy has evolved to include specialty catalogs such as networking communications and software. Its main catalog now includes relevant content such as interviews with industry executives and noteworthy technology developments. In 2000, CDW launched a Customer Technology Seminar Series, hosting representatives from industry manufacturers and influential persons in the technology field who discuss the latest information technology issues with its customers. Customers who are unable to attend the series can access the presentations on the Company's Web sites.

        As a result of the Company's relationships with its vendors, a substantial portion of its advertising and marketing expenses are reimbursed through cooperative advertising reimbursement programs. These cooperative advertising programs are at the discretion of the Company's vendors and are typically tied to sales or purchasing volumes and other commitments required by the Company. In order to measure the effectiveness of its marketing activities, the Company tracks responses to its various efforts by a variety of means. The Company uses this information to further refine its marketing strategy and to develop more effective programs.

E-business

        The Company utilizes its Web sites and extranets to implement its "high tech, high touch" business strategy. The Company's objective is to make it easy for its customers to transact business with the Company and ultimately to enhance its customer relationships. The Company's Web site includes many advanced features to attract new customers and produce sales, including more than 80,000 computer products to search and order online, advanced search capabilities, product specifications, and information on product availability and pricing. During 2001 and 2000, the Company generated $615.3 million and $416.3 million, respectively, of direct online sales over its Web sites. The Company also offers side-by-side product comparisons, links to product reviews, newsworthy announcements, personalized access and customized two-way interaction that allows for checking order status.

        The Company continues to enhance its award-winning, customized Web sites, marketed as CDW@work and CDWG@work extranets. These sites give customers online access to information such as order status, accounts payable details, purchase history and details about their dedicated CDW or CDW-G account team. Customers may also use their site to automate technology purchasing procedures, inventory asset-tagged items, reprint invoices and retrieve quotes prepared by their account manager. In addition, the Company has, through its strong relationships with vendors, arranged for links between vendors' Web sites and its own. Many customers use the extranets to gather product information, including pricing and availability, and then follow up with their account manager to access the account manager's knowledge base regarding product compatibility and other information. In 2001, total sales to customers with active extranets, including online orders and those placed directly with account managers, totaled approximately $2.5 billion, representing approximately 63% of total sales.

Sales Activities and Order Fulfillment

        The Company's success is due in part to the strength of its account managers who manage customer relationships by responding to customer inquiries and proactively calling existing and potential new customers. The Company's account managers are trained in Company systems and philosophies, are product knowledgeable and are motivated to maximize sales and provide high levels of customer service. All account managers are graduates of CDW University, the Company's proprietary sales training program. The program includes four weeks of classroom training followed by several weeks of sales experience in one of the Company's retail showrooms, followed by one additional month of on the job training. CDW seeks to build customer relationships by assigning each customer to the account manager who first serves the customer. Upon subsequent calls to CDW, the customer is directed to their account manager for assistance. In the spirit of teamwork, account managers are encouraged to cooperate and work together to maximize sales and customer satisfaction.

        Each catalog and advertisement distributed by the Company bears a toll-free number to be used by customers in phoning CDW to place a product order. Telephone calls are answered by account managers who utilize on-line computer terminals to retrieve information regarding product characteristics, cost and availability and to enter customer orders. Account managers enter orders on-line into a computerized order fulfillment system which updates the Company's customer purchase history. Computer processing of orders is performed immediately following the placement of the order and upon receipt of credit approval. The Company ships most credit approved orders on the day the order is received, exclusive of orders for products not in stock or subject to allocation by the manufacturer. Orders are shipped by Federal Express, Airborne Express, RPS, Chicago Messenger Service, United Parcel Service, A.I.T., Eagle, U.S. Mail, common carrier or any other acceptable manner requested by the customer. The Company charges customers for shipping but may offer promotional shipping programs from time to time.

        CDW account managers are generally compensated pursuant to a commission schedule based upon the gross profit they generate. CDW account managers have the authority to negotiate and adjust prices for products, provided that the account manager sells the product at a price which meets established management guidelines and pursuant to various contracted prices, where applicable. The Company's account managers have the opportunity to achieve relatively high compensation levels and have historically shown increased productivity as training and experience levels increase.

Customers

        The Company served approximately 357,000 commercial customers for the year ended December 31, 2001. For the year ended December 31, 2001, sales to the Company's commercial customers accounted for approximately 97% of the Company's net sales. The Company is not dependent on any one customer. For the year ended December 31, 2001, the Company's largest customer comprised only .32% of net sales and the Company's top five customers comprised approximately 1.0% of net sales. The Company's corporate customers are primarily small and medium size businesses that generally have less than 1,000 customers at a single location. The Company also serves larger corporate customers, including FORTUNE 1000 companies, as either a primary or secondary vendor. CDW-G, which conducts the Company's public sector business, focuses on meeting the technology needs of federal, state and local governments, as well as primary and secondary educational institutions.

        The Company's customers are located almost entirely in the United States. In 2001, approximately 12% of our net sales were to customers in Illinois, approximately 32% were to customers in the eastern United States, approximately 18% were to customers in the southern United States, approximately 22% were to customers in the western United States and approximately 15% were to customers in the midwestern United States (other than Illinois). Approximately 1% of the Company's sales in 2001 were to customers outside of the continental United States.

Custom Configuration and Technical Support

        The Company offers custom configuration services, including installation of accessories or expansion products, software loading, network configuration and custom applications imaging. During 2001, the Company processed an average of 1,460 custom-configured items per day, an increase of 34% from 2000. Custom configurations provide additional value to the Company's customers because they reduce the cost and time necessary to deploy new products into their existing technology environments. The ability to configure products to customer specifications enables CDW to generate incremental sales. The Company has the infrastructure in place to double the number of custom-configured products.

        CDW's technical support staff is well trained and maintains the highest levels of professional certification from manufacturers including that of Novell Certified Network Engineer and Microsoft Certified Systems Engineer (MCSE). The Company's technical support staff is motivated to obtain high certification levels as they are compensated on the basis of those certifications. Technical support is available by telephone 24 hours a day, 7 days a week to assist customers with technical problems or answer questions in order to increase customer satisfaction and reduce product returns. The Company has developed a proprietary customer service tracking system to ensure that customer-initiated service requests are responded to rapidly. As a result, substantially all customer calls are answered in two minutes or less.

Information Technology Systems

        The Company's information technology systems are a key element in its ability to maintain what it believes is the lowest cost structure among multi-brand direct marketers of computers and related technology products and services. The Company has installed and operates customized information technology and telephony systems. Collectively, these systems allow for centralized management of key functions, including inventory, accounts receivable, purchasing, sales and distribution. Additionally, the Company's systems enable the preparation of daily operating control reports which provide thorough, detailed and timely information regarding key aspects of its business. CDW's proprietary information technology systems enable the Company to enhance its productivity, ship customer orders on a same-day basis, respond quickly to changes in its industry and provide high levels of customer service. Historical customer orders are tracked within the Company's system so that it can provide its customers with updates regarding product upgrades and other information relating to the products they purchase from the Company.

        The Company's success is dependent on the accuracy and proper utilization of its information technology and telephony systems. The Company anticipates that it will continue to require software and hardware upgrades for its present information technology systems. In addition, the Company's ability to adapt its systems to changes in the competitive environment or to take advantage of additional automation is dependent on its ability to recruit and retain qualified information technology professionals.

        The integrity of the Company's information technology system is vulnerable to certain forms of disaster including, but not limited to, natural disasters such as tornadoes. The Company has established a disaster recovery plan that utilizes a backup system for its information technology and telephones. The primary components of the Company's information technology systems and the hardware for its backup systems are maintained at separate locations.

Coworkers, Training and Culture

        At December 31, 2001, the Company employed approximately 2,800 coworkers. The Company considers its coworker relations to be excellent. No coworkers are covered by collective bargaining agreements.

        CDW emphasizes the recruiting, training and development of high quality coworkers throughout its organization. The Company's objective is to promote people from within to positions of increased responsibility, whenever possible. CDW develops its coworkers through CDW University, its company-wide training program with colleges of specialization. The colleges of CDW University provide specialized training in sales and relationship-building techniques, technical certifications and leadership development skills. In 2001, the College of Performance Excellence was added to the existing colleges of Sales, Technology, Knowledge Management and Leadership. The College of Performance Excellence offers more than fifteen instructor-led courses designed to enhance coworkers' interpersonal and professional skills.

        CDW strives to create a supportive and rewarding work environment. In 2001, CDW was named by FORTUNE magazine as one of the "100 Best Places to Work in America" for the fourth consecutive year. The Company's Vernon Hills facility contains on-site exercise and child care centers. Additionally, the Company sponsors a series of English language classes for coworkers who speak English as a second language, provides on-site dry cleaning and private rooms for nursing mothers. CDW coworkers are encouraged to provide their thoughts and concerns regarding the Company directly to management. The Company is also currently implementing a coworker feedback line which will be available twenty-four hours a day and seven days a week for coworkers to provide feedback and make suggestions on how to improve CDW's workplace and business.

Incentive and Regular Compensation Arrangements

        Compensation Arrangements.   The Company's coworkers are generally compensated on a basis that rewards performance and the achievement of identified goals. For example, account managers receive compensation pursuant to a monthly commission schedule which is based on performance. Account managers have the authority to negotiate and adjust prices for products, provided that the account manager sells the product at a price which meets established management guidelines and pursuant to various contracted prices, where applicable. Account managers have the opportunity to achieve relatively high compensation levels and have historically shown increased productivity as training and experience levels increase. In addition, most coworkers, excluding the Company's sales force, are eligible for monthly, quarterly or annual bonus programs that are tied to achieving certain goals. For example, CDW's accounts receivable personnel are eligible for monthly bonuses if late balances are held below target levels and operations personnel are eligible for monthly bonuses based on such factors as prompt vendor returns and shipping productivity rates. CDW believes that these incentives positively impact the Company's performance and profitability.

        Coworker Bonus, Stock Option and Restricted Stock Plans.   In addition to regular compensation, the Company provides its coworkers with additional long-term incentives designed to maximize performance and productivity. To this end, CDW has adopted various stock-based compensation plans which enable coworkers to share in the Company's success through appreciation in the value of the Company's stock. CDW rewards every coworker with a stock option grant as a part of their compensation.

Retail Showrooms

        CDW currently operates two retail showrooms allowing local customers an opportunity to examine products prior to purchase and to meet face-to-face with the Company's sales or technical coworkers. Additionally, all new account managers work for several weeks in one of the retail showrooms as part of their training. One of the Company's showrooms is located at its main facility in Vernon Hills, Illinois, and the other is located in Chicago, Illinois. These showrooms occupy approximately 5,100 square feet each.

        CDW's retail showrooms generated approximately 2.5% of the Company's net sales for 2001, inclusive of orders placed by telephone and picked up at the retail showroom.

Trademarks and Trade Names

        The Company conducts its business under a number of trademarks, trade names and service marks including "CDW," "CDW CIRCLE OF SERVICE," "CDW@work," and "Computing Solutions Built for Business." CDW currently also has a number of trademark applications pending, including applications for "CDW-G," "CDWG@work," "Computing Solutions Built For Government and Education," "CDW Computer Leasing Solutions" and "Direct Solutions Provider." The Company has taken steps to register and protect these marks and believes they have significant value and are important factors in the Company's marketing programs.

Certain Factors Affecting CDW's Business

        There are many factors that affect the Company's business and the results of its operations, some of which are beyond the Company's control. The following is a description of some important factors that may cause the actual results of the Company's operations in future periods to differ materially from those currently expected or desired.

        Vendor Relationships and Product Availability.    The Company purchases products for resale both directly from manufacturers and indirectly through distributors and other sources, all of whom the Company considers its vendors. CDW is authorized by manufacturers to sell all or some of their products via direct marketing. The Company's authorization with each manufacturer is subject to specific terms and conditions regarding such things as product return privileges, price protection policies, purchase discounts and vendor incentive programs such as purchase rebates, sales volume rebates and cooperative advertising reimbursements. From time to time, vendors may change these terms and conditions or reduce or discontinue the incentives that they offer the Company. The implementation of such changes could have a negative impact on the Company's operating income. Additionally, some products are subject to manufacturer allocation, which limits the number of units of such products that are available to resellers, including the Company. Sales of Compaq, Hewlett-Packard, IBM, Microsoft, Sony and Toshiba products comprise a substantial portion of the Company's sales. In 2001, products from each of Compaq, Hewlett-Packard and Microsoft represented more than 10% of the Company's total sales. In addition, although the Company purchases from a diverse vendor base, in 2001, products purchased by the Company from each of distributors Tech Data and Ingram Micro represented more than 10% of the Company's total purchases. The loss of any of these or any other key vendors, or the diminished availability of their products, could reduce the supply and increase the costs of products sold by the Company and negatively impact CDW's competitive position. In addition, Compaq and Hewlett-Packard have entered into an agreement pursuant to which the two companies would merge. This agreement is still subject to approval by Hewlett-Packard shareholders. A Hewlett-Packard shareholder vote took place on March 19, 2002, but the results of that vote are still pending. It is uncertain what impact the completion of the merger would have on CDW's business. However, in light of the fact that products from these two manufacturers comprise a substantial portion of the Company's sales, a merger of the two companies could have an adverse impact on the Company's business and results of operations.

        Information Technology Systems.    The Company's success is dependent on the accuracy, proper utilization and continuing development of its information technology systems, including its business application systems, Internet servers and telephony system. The quality and the Company's utilization of the information generated by its information technology systems affects, among other things, the Company's ability to conduct business with its customers, manage its inventory and accounts receivable, purchase, sell, ship and invoice its products efficiently and on a timely basis and maintain its cost-efficient operating model. While the Company has taken steps to protect its information technology systems from a variety of threats, including computer viruses and malicious hackers, there can be no guarantee that such steps will be effective. Any disruption to or infiltration of the Company's information technology systems could significantly harm the Company's business and results of operations.

        New Technologies and Products.    The market for computers and related technology products and services has evolved as a result of the development of new technologies that are transformed by manufacturers into new products and applications. The Company has been and will continue to be dependent on the development of new technologies and products by manufacturers, as well as the acceptance of those technologies and products by end-users. A decrease in the rate of development of new technologies and new products by manufacturers, or the lack of acceptance of those technologies and products by end-users, could have an adverse effect on the Company's business and results of operations.

        Sales Force.    The Company's statistics show that the level of sales achieved by its account managers increases with the number of years of experience they have with the Company. The Company's rate of sales growth and its operating results would be negatively affected if the Company were unable to expand the size of its sales force, if the turnover rate of account managers increases from historical levels or if the sales volumes achieved by the Company's account managers does not increase with experience.

        Competition.    The market for computers and related technology products and accessories is highly competitive. The Company's competition includes national direct marketers, such as Insight Enterprises, MicroWarehouse, PC Connection, PC Mall and Zones; manufacturers who sell directly to end-users, such as Dell and Gateway; computer superstores, such as CompUSA; government resellers, such as GTSI; consumer electronic and office supply superstores, such as Best Buy, Circuit City, Office Depot, Office Max and Staples; value-added resellers; corporate resellers, such as CompuCom; and Internet resellers, such as Amazon.com and Buy.com.

        Some of the Company's hardware and software vendors, such as Compaq, Hewlett-Packard, and IBM, have sold, and may intensify their efforts to sell, their products directly to end-users. In addition, some software manufacturers have developed, and may continue to develop, sales methods that directly provide customers with subscription-based software programs and packages. If either of these trends becomes more prevalent, it could adversely affect the Company's sales growth and profitability.

        The Company believes that competition may increase in the future, which could require the Company to reduce prices, increase advertising expenditures or take other actions which may have an adverse effect on its operating results. Some of the Company's competitors have reduced their prices in an attempt to stimulate sales and limit the impact of the current economic slowdown. Decreasing prices of computers and related technology products and accessories resulting from competition and technological changes require the Company to sell a greater number of products to achieve the same level of net sales and gross profit. If this trend continues and the Company is unable to attract new customers and sell increased quantities of products, CDW's sales growth and profitability could be adversely affected.

        Inventory Risk.    The Company is exposed to inventory risks as a result of the rapid technological changes that affect the market and pricing for the products the Company sells. CDW seeks to minimize its inventory exposure through a variety of inventory management procedures and policies, including the Company's rapid-turn inventory model, as well as vendor price protection and product return programs. However, if the Company were unable to maintain its rapid-turn inventory model, if there were unforeseen product developments or if vendors change their terms and conditions, the Company's inventory risks could increase. The Company also periodically takes advantage of cost savings associated with certain opportunistic bulk inventory purchases offered by the Company's vendors. These bulk purchases could increase CDW's exposure to inventory obsolescence.

        Natural Disaster or Other Adverse Occurrence.    The Company operates its business from a primary facility in Vernon Hills, Illinois. Although the Company has multiple sales office locations, substantially all of its corporate, warehouse and distribution functions are located at its Vernon Hills facility. If the warehouse and distribution equipment at the Company's Vernon Hills facility were to be seriously damaged by a natural disaster or other adverse occurrence, the Company could utilize third-party distributors to ship products to its customers. However, this may not be sufficient to avoid interruptions in the Company's service and may not enable the Company to meet all of the needs of its customers. Additionally, this would cause CDW to incur incremental operating costs. As a result, a natural disaster or other adverse occurrence at the Company's primary facility in Vernon Hills could negatively impact the Company's business and profitability.

        Dependence on Commercial Delivery Services.    The Company generally ships its products to customers by Airborne, A.I.T., Eagle, FedEx, FedEx Ground, United Parcel Service and other commercial delivery services and invoices customers for shipping charges. If the Company is unable to pass on to its customers future increases in the cost of commercial delivery services, the Company's profitability could be adversely affected. Additionally, strikes or other service interruptions by such shippers could adversely affect the Company's ability to deliver products on a timely basis.

        General Economic Conditions.    Continued weak general economic conditions could adversely impact CDW's revenues and growth rate. During the year ended December 31, 2001, the information technology market weakened, particularly in the corporate segment. Continued softness in the information technology market could result in lower demand for the Company's products and services. In 2001, the Company was impacted by the effects of the economic downturn, most notably a decline in IT budgets and a decline in the average selling prices of desktop computers, servers and notebook computers. In addition, the Company's revenues, gross margins and earnings could deteriorate in the future as a result of unfavorable economic conditions.

        Public Sector Contracts.    Revenues from the public sector segment are derived from sales to governmental departments and agencies, as well as to educational institutions, through various contracts and open market sales. Government contracting is a highly regulated area. Noncompliance with government procurement regulations or contract provisions could result in civil, criminal, and administrative liability including, but not limited to, substantial monetary fines or damages, termination of government contracts, and suspension, debarment or ineligibility from doing business with the government. The effect of any of these possible actions by any governmental department or agency could adversely affect the Company's business and results of operations.

        Global Market Risk.    A portion of the Company's products are either produced, or have major components produced, in the Asia Pacific region. The Company engages in U.S. Dollar denominated transactions with U.S. divisions and subsidiaries of companies located in this region. As a result, CDW may be indirectly affected by risks associated with international events, including economic and labor conditions, political instability, tariffs and taxes, availability of products and currency fluctuations in the U.S. Dollar versus the regional currencies. In the past, countries in the Asia Pacific region, including Japan, have experienced volatility in their currency, banking and equity markets. Future volatility could adversely affect the supply and price of products and components and ultimately, the Company's results of operations.

        State and Local Sales/Use Tax.    The Company currently collects state and local sales/use tax only on sales of products to non-exempt residents of the State of Illinois and on sales to some customers in a limited number of other states as required by law. Various states have sought to require the collection of state and local sales/use taxes on the sale of products shipped to the taxing state's residents by direct marketers. The United States Supreme Court has ruled that no state, absent Congressional legislation, may impose tax collection obligations on a direct marketer whose only contacts with the taxing state are the distribution of catalogs and other advertisement materials through the mail and the delivery of purchased goods by U.S. mail or interstate common carriers. The Company cannot predict the level of contact, including Internet activities, with any state which would give rise to future or past tax collection obligations within the parameters of the Supreme Court cases. Additionally, on several occasions in the past several years, including recently, legislation has been introduced in the United States Congress which, if passed, could impose state or local sales/use tax collection obligations on direct marketers such as CDW. If Congress enacts legislation that permits states to impose tax collection obligations on direct marketers, or CDW is deemed to have a physical presence in one or more states, additional tax collection obligations may be imposed on the Company. This would likely result in additional costs and administrative expenses to CDW, price increases to the Company's customers and reduced demand for its products, any or all of which would adversely affect the Company's operating results.

Item 2.          Properties.

        The Company owns its primary location and headquarters in Vernon Hills, Illinois, which includes its warehouse and distribution center, a retail showroom and corporate offices. The facility consists of approximately 450,000 square feet of warehouse and distribution center space and 125,000 square feet of office space. CDW owns a total of 45 acres of land at the Vernon Hills site, of which approximately 11 acres are vacant and available for future expansion.

        The Company has executed various operating lease agreements, primarily for sales office facilities, at several locations in and around Chicago, Illinois. The lease agreements generally provide for minimum rent and a proportionate share of operating expenses and property taxes, and include certain renewal and expansion options. The following table summarizes these lease agreements and the related financial commitment:

Location	Square Footage	Lease Commencement	Lease Term	Aggregate Future Minimum Lease Payments	Average Annual Lease Expense	Capital Expenditures (1)

120 S. Riverside Chicago, IL	72,000	April and August 2000	10 Years	$10.6 million	$1.2 million	$4.8 million

10 S. Riverside Chicago, IL	72,000	February and August 2001	10 Years	$13.2 million	$1.4 million	$3.0 million

Mettawa, IL	156,000	March 2001	10 Years	$34.3 million	$3.7 million	$4.0 million

(1) Capital expenditures related to 10 S. Riverside and Mettawa were incurred during fiscal year 2001 while capital expenditures related to 120 S. Riverside were incurred during fiscal year 2000.

        The Company is obligated under a lease through 2003 for a combined 104,000 square foot office and warehouse facility in Buffalo Grove, Illinois, that previously served as its main facility. In October 1998, the Company reopened the office portion of the Buffalo Grove facility as a sales office. The Company sublet the warehouse and showroom portions of the Buffalo Grove facility to a third party beginning June 1999. However, the sublessee terminated the lease in conjunction with its Chapter 11 case under the bankruptcy laws in the first quarter of 2000. The Company sublet a portion of the Buffalo Grove facility to another third party later in 2000. However, the sublessee vacated the premises in the third quarter of 2001. The Company continues to occupy the office portion of the Buffalo Grove facility as a sales office and will continue to evaluate the future use of the warehouse space.

Item 3.          Legal Proceedings.

        The Company is not currently party to any material legal proceedings.

Item 4.          Submission of Matters to a Vote of Security Holders.

        There were no matters submitted during the fourth quarter of 2001 to a vote of security holders.

PART II

Item 5.          Market for Registrant's Common Equity and Related Stockholder Matters.

        The following table sets forth for the periods indicated the high and low sales prices for the Company's Common Stock, which is traded on The Nasdaq Stock Market(R)under the symbol "CDWC". These quotations were obtained from Nasdaq, and have been adjusted to reflect the two-for-one stock split paid in the form of a stock dividend on June 21, 2000 to common shareholders of record on June 14, 2000. The Company believes that as of February 22, 2002 there were approximately 16,992 beneficial owners of the Company's common stock. Except for distributions prior to May 25, 1993, the date of termination of the Company's election to be taxed as an S Corporation, the Company has neither declared nor paid any cash dividends on its Common Stock. The Company currently intends to retain earnings for use in the operation and expansion of its business and therefore does not anticipate paying cash dividends in the foreseeable future.

	2001		2000

Quarter Ended	Low	High	Low	High

March 31	$ 24.875	$ 42.375	$ 26.500	$ 43.335
June 30	$ 29.500	$ 48.440	$ 32.000	$ 72.156
September 30	$ 28.350	$ 48.980	$ 46.875	$ 86.125
December 31	$ 32.500	$ 56.880	$ 22.250	$ 69.062

Item 6.   Selected Financial Data

CDW Computer Centers, Inc. and Subsidiaries
Selected Financial and Operating Data
 (in thousands, except per share and selected operating data)

	Years Ended December 31,

	2001	2000	1999	1998	1997

Income Statement Data:
Net sales	$ 3,961,545	$ 3,842,452	$ 2,561,239	$ 1,733,489	$ 1,276,929
Cost of sales	3,434,510	3,352,609	2,237,700	1,513,314	1,106,124

Gross profit	527,035	489,843	323,539	220,175	170,805
Selling, administrative and net advertising expenses	258,837	230,235	165,627	115,537	90,315

Income from operations	268,198	259,608	157,912	104,638	80,490
Interest income, net	12,637	9,739	4,931	4,708	4,259
Other expense, net	(859)	(690)	(450)	(335)	(241)

Income before income taxes	279,976	268,657	162,393	109,011	84,508
Income tax provision	111,290	106,388	64,308	43,170	33,507

Net income	$ 168,686	$ 162,269	$ 98,085	$ 65,841	$ 51,001

Earnings per share
Basic	$ 1.97	$ 1.87	$ 1.14	$ 0.76	$ 0.59

Diluted	$ 1.89	$ 1.79	$ 1.11	$ 0.76	$ 0.59

Weighted average number of common shares outstanding
Basic	85,803	87,003	86,270	86,124	86,100
Diluted	89,136	90,860	88,304	87,008	86,816

Selected Operating Data:
Number of invoices processed (in thousands)	4,394	3,810	2,934	2,367	1,822
Average invoice size	$ 964	$ 1,054	$ 918	$ 780	$ 756
Commercial customers served (in thousands) (1)	357	309	285	246	209
% of sales to commercial customers	97%	96%	93%	88%	81%
Net sales per coworker (in thousands)	$ 1,436	$ 1,634	$ 1,462	$ 1,392	$ 1,490
Inventory turnover	30	28	23	24	21
Accounts receivable - days sales outstanding	29	32	33	32	25

	Years Ended December 31,

	2001	2000	1999	1998	1997

Financial position:
Cash, cash equivalents and marketable securities	$ 394,381	$ 202,621	$ 82,975	$ 70,688	$ 79,425
Working capital	$ 695,786	$ 561,697	$ 340,117	$ 228,730	$ 167,421
Total assets	$ 937,029	$ 748,437	$ 505,915	$ 341,821	$ 269,641
Total debt and capitalized lease obligations	-	-	-	-	-
Total shareholders' equity	$ 778,657	$ 636,251	$ 390,984	$ 270,763	$ 199,866
Return on shareholders' equity (2)	24.7%	31.0%	30.1%	28.2%	29.8%

(1) Commercial customers is defined as public sector and corporate sector customers excluding consumers.
(2) Return on shareholders' equity is calculated as net income for the period divided by average shareholders' equity.

Item 7.          Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the Company's Consolidated Financial Statements and the Notes thereto.

Overview

        CDW Computer Centers, Inc. (collectively with its subsidiaries, "CDW" or the "Company") is the largest direct marketer of multi-brand computers and related technology products and services in the United States. The Company's primary business is conducted from a combined corporate office, distribution center and showroom facility located in Vernon Hills, Illinois, and sales offices in Mettawa, Buffalo Grove and Chicago, Illinois and Lansdowne, Virginia. Additionally, the Company markets and sells products through www.cdw.com and www.cdwg.com, its Web sites.

        For financial reporting purposes, the Company has two operating segments: corporate, which is primarily comprised of business customers but also includes consumers (which generated approximately 3% of total sales in 2001), and public sector, comprised of federal, state and local government and educational institutions who are served by CDW Government, Inc. ("CDW-G"), a wholly owned subsidiary.

        Financial Reporting Release No. 60, which was recently released by the Securities and Exchange Commission, encourages all registrants, including the Company, to include a discussion of "critical" accounting policies or methods used in the preparation of financial statements. The Company presents in its notes to the consolidated financial statements a summary of its most significant accounting policies used in the preparation of such statements. The Company's significant accounting policies relate to the sale, purchase, distribution and promotion of its products. Therefore, the Company's accounting principles in the areas of revenue recognition, trade accounts receivable valuation, inventory valuation, vendor transactions and marketing activities are the most significant.

        The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make use of certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reported periods. CDW bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates, and revisions to estimates are included in the Company's results for the period in which the actual amounts become known.

        Significant estimates in these financial statements include allowances for doubtful accounts receivable, sales returns and pricing disputes, net realizable value of inventories, vendor transactions and loss contingencies.

        Allowance for doubtful accounts.   CDW maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. This allowance is determined based upon historical experience in addition to an ongoing credit quality review of the Company's accounts receivable portfolio. If the financial condition of CDW's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required and operating income could be adversely affected.

        Sales returns and pricing disputes.   The Company maintains an allowance for anticipated sales returns and pricing disputes based on recent trends. Should the actual rate of sales returns or pricing disputes increase, additional allowances may be required and gross margin and operating income could be adversely affected.

        Net realizable value of inventories.   The Company adjusts the carrying value of its inventory for changes in net realizable value based upon current market values and assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory valuation adjustments may be required and gross margin and operating income could be adversely affected.

        Vendor transactions.   The Company and its vendors are involved in certain pricing and shipping disputes in the normal course of business. The Company establishes allowances for such disputes based upon an evaluation of identified disputes and an evaluation of recent and historical trends. Should the resolution of such disputes differ from management estimates, gross margin and operating income could be adversely affected.

        Loss contingencies.   From time to time, the Company may have contingent liabilities which could result in a loss and a reduction to operating income. As these events arise, management exercises judgment in evaluating the financial impact of these potential losses. If actual losses differ from management's estimates, operating income could be adversely affected.

Results of Operations

        The following table sets forth for the periods indicated information derived from the Company's consolidated statements of income expressed as a percentage of net sales:

	Percentage of Net Sales

Financial Results	Years Ended December 31,

	2001	2000	1999

Net sales	100.0%	100.0%	100.0%
Cost of sales	86.7	87.2	87.4

Gross profit	13.3	12.8	12.6
Net advertising expenses	0.1	0.3	0.6
Selling and administrative expenses	6.4	5.7	5.9

Income from operations	6.8	6.8	6.1
Interest and other income	0.3	0.2	0.2

Income before income taxes	7.1	7.0	6.3
Income tax provision	2.8	2.8	2.5

Net income	4.3%	4.2%	3.8%

        The following table sets forth for the periods indicated a summary of certain of the Company's consolidated operating statistics:

Operating Statistics	Years Ended December 31,

	2001	2000	1999

Number of invoices processed	4,394,157	3,810,452	2,934,286
Average invoice size	$ 964	$ 1,054	$ 918
Commercial customers served (1)	357,000	309,000	285,000
% of sales to commercial customers	97%	96%	93%
Number of account managers, end of period	1,228	1,188	798
Annualized inventory turnover	30	28	23
Accounts receivable days sales outstanding	29	32	33
Direct web sales (000's)	$ 615,316	$ 416,259	$ 163,441
Average daily unique web site users	91,600	82,800	67,700

(1) Commercial customers represent public sector customers and corporate sector customers excluding consumers.

        The following table presents consolidated net sales dollars by product category as a percentage of total consolidated net sales dollars. Product lines are based upon internal product code classifications. Product mix for the years ended December 31, 2000 and 1999 has been retroactively adjusted for certain changes in individual product categorization.

Analysis of Product Mix	Years Ended December 31,

	2001	2000	1999

Notebook Computers and Accessories	14.7%	19.5%	19.6%

Desktop Computers and Servers	13.4	15.7	16.1

Subtotal Computer Products	28.1	35.2	35.7

Software	16.8	12.2	13.1

Data Storage Devices	14.5	13.8	14.0

Printers	12.9	11.4	12.4

Net/Comm Products	9.5	9.1	8.4

Video	8.4	7.7	7.1

Add-on Boards/Memory	4.3	6.0	5.0

Input Devices	2.9	2.5	2.5

Supplies,Accessories and Other	2.6	2.1	1.8

Total	100.0%	100.0%	100.0%

        The following table represents the change in year-over-year consolidated sales dollars by product categories for each of the periods indicated. Product lines are based upon internal product code classifications. The rates of change for the years ended December 31, 2000 and 1999 have been retroactively adjusted for certain changes in individual product categorization.

Analysis of Product Category Growtyh	Years Ended December 31,

	2001	2000	1999

Notebook Computers and Accessories	(22.9) %	48.9%	47.4%

Desktop Computers and Servers	(12.1)	45.5	52.6

Subtotal Computer Products	(18.1)	47.3	49.7

Software	41.5	39.2	44.7

Data Storage Devices	7.7	47.4	83.0

Printers	16.3	36.6	36.8

Net/Comm Products	6.2	61.9	34.9

Video	11.6	63.5	35.0

Add-on Boards/Memory	(26.3)	79.1	82.0

Input Devices	19.0	48.3	44.4

Supplies, Accessories and Other	26.1	86.2	1.6

Total	3.1%	50.0%	47.8%

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

        Net sales in 2001 increased 3.1% to a record $3.962 billion compared to $3.842 billion in 2000. The growth in net sales in 2001 is primarily attributable to an increased customer base as well as substantial growth in the Company's public sector business. The Company expanded its sales force by 3.4% in 2001 to 1,228 account managers at December 31, 2001 and continued to actively market, enabling the Company to increase its customer base 15.3% from the prior year. Public sector sales increased 62.8% from $418 million in 2000 to $681 million in 2001, and comprised 17.2% of the Company's total sales for 2001. Corporate sector sales declined 4.2% to $3.281 billion in 2001 due to reduced IT spending levels in a difficult economic environment and reduced average selling prices per unit. The Company's strength in its public sector business is due to focused sales and marketing efforts in the federal, state and local government and education markets and the fact that these customers have not reduced IT budgets as severely as those in the corporate markets.

       The average selling price of desktop computers decreased 17.9%, servers decreased 24.2% and notebook computers decreased 18.1% from 2000. Unit sales of desktop computers increased 9.2% and unit sales of servers increased 11.6% from 2000, while unit sales of notebook computers decreased 11.7% from 2000. The Company believes there may be future decreases in pricing for computer products in 2002, resulting in a lower average invoice size. Such decreases require the Company to generate more orders and sell more units in order to maintain or increase the level of sales.

        On a forward-looking basis, the Company believes that cautious assumptions as to the rate of sales growth in 2002 are appropriate, primarily due to uncertainty related to economic as well as political conditions, lower unit selling prices and reduced IT spending levels by some customers.

        Gross profit increased as a percentage of net sales to 13.3% in 2001, compared to 12.8% in 2000. This increase is primarily due to vendor incentives and the impact of software maintenance products and third party services that are recorded as net sales at the net amount retained by the Company, with no cost of goods sold.

        On a forward-looking basis, gross profit margin in future periods may be less than the 13.3% achieved in 2001. Gross profit margin depends on various factors, including the continued participation by vendors in inventory price protection and rebate programs, product mix, including software maintenance and third party services, pricing strategies, market conditions and other factors, any of which could result in a fluctuation of gross margins below recent experience.

        Selling and administrative expenses, excluding net advertising expense, increased to 6.4% of net sales in 2001 versus 5.7% in 2000. This increase resulted primarily from $11.4 million of incremental occupancy costs along with $16.9 million of incremental payroll costs, which is partially due to a higher average number of sales account managers during 2001. Approximately 72% of the 1,228 sales account managers at December 31, 2001 had fewer than 24 months experience and 46% had fewer than 12 months, as compared to 77% and 58% at December 31, 2000, respectively. On a forward-looking basis, during 2002, the Company plans to expand its sales force by approximately 100 account managers, primarily in the public sector business segment, and increase the number of product category specialists. Selling and administrative expenses, excluding net advertising expenses, may increase as a percentage of net sales over prior year levels due to investments in additional sales personnel and facility expansions completed during the first half of 2001.

        The Company has leased sales office space in Chicago, Illinois and in locations near the Vernon Hills headquarters. The following table summarizes these lease agreements and the related financial commitment (see Footnote 7 to the consolidated financial statements):

Location	Square Footage	Lease Commencement	Lease Term	Aggregate Future Minimum Lease Payments	Average Annual Lease Expense	Capital Expenditures (1)

120 S. Riverside Chicago, IL	72,000	April and August 2000	10 Years	$10.6 million	$1.2 million	$4.8 million

10 S. Riverside Chicago, IL	72,000	February and August 2001	10 Years	$13.2 million	$1.4 million	$3.0 million

Mettawa, IL	156,000	March 2001	10 Years	$34.3 million	$3.7 million	$4.0 million

(1) Capital expenditures related to 10 S. Riverside and Mettawa were incurred during 2001 while capital expenditures related to 120 S. Riverside during 2000.

        As a result of the anticipated expansion of the sales force, the new sales offices, which opened during 2001, and a 250,000 square foot addition to the Vernon Hills distribution center, which became operational in the second quarter of 2001, the Company's selling and administrative expenses will likely increase in future periods versus 2001.

        Net advertising expense decreased as a percentage of net sales to 0.1% in 2001 from 0.3% in 2000 as the result of a decrease in gross advertising spending combined with an increase in cooperative advertising income. Gross advertising expense decreased $3.9 million to $87.4 million in 2001 while decreasing as a percentage of net sales to 2.2% versus 2.4% in 2000. Although gross advertising spending decreased, the Company believes it achieved more coverage due to reduced media rates. Based upon the Company's planned marketing initiatives, levels of gross advertising expense as a percentage of net sales in 2002 are expected to be relatively consistent with or higher than the level achieved in 2001. Cooperative advertising reimbursements as a percentage of net sales remained constant in 2001 at 2.1%. Cooperative advertising reimbursements as a percentage of net sales may decrease in future periods depending on the level of vendor participation achieved and collection experience.

        Consolidated operating income was $268.2 million in 2001, a 3.3% increase from $259.6 million in 2000. This increase was primarily a result of the increase in sales and gross margin in 2001, partially offset by the increase in operating expenses. Consolidated operating income as a percentage of net sales was 6.8% in both 2001 and 2000. Corporate segment operating income was $245.5 million in 2001, compared to $245.9 million in 2000. Corporate segment operating income increased as a percentage of net sales to 7.5% in 2001 from 7.2% in 2000, due to an increase in gross margin as a percentage of net sales, partially offset by an increase in operating expenses as a percentage of net sales. The increase in gross margin as a percentage of net sales resulted primarily from changes in product mix, vendor incentives and the impact of software maintenance products and third party services, which are recorded as net sales at the net amount to be retained by the Company. Operating expenses increased as a percentage of net sales due to higher payroll costs and higher occupancy costs resulting from additional sales offices and the warehouse facility expansion. Public sector segment operating income was $22.7 million in 2001, a 65.7% increase from $13.7 million in 2000, primarily due to the increase in sales. Public sector segment operating income as a percentage of net sales was 3.3% in both 2001 and 2000.

        Interest income, net of other expenses, increased to $11.8 million in 2001 compared to $9.0 million in 2000, primarily due to higher levels of cash available for investing offsetting a decrease in the average rate of interest earned. The higher levels of cash were due to cash flows from operations, primarily net income, a decrease in accounts receivable and tax benefits from stock options and restricted stock transactions.

        The effective income tax rate, expressed as a percentage of income before income taxes, was 39.75% in 2001 and 39.6% in 2000.

        Net income in 2001 was $168.7 million, a 4.0% increase from $162.3 million in 2000. Diluted earnings per share were $1.89 in 2001 and $1.79 in 2000, an increase of 5.6%. All per share amounts have been adjusted to reflect the two-for-one stock split effected in the form of a stock dividend paid on June 21, 2000.

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

        Net sales in 2000 increased 50.0% to a record $3.842 billion compared to $2.561 billion in 1999. The Company experienced substantial sales growth in both of its business segments in 2000. Net sales by the Company's public sector business grew 62.3%, increasing from $258 million in 1999 to $418 million in 2000. Net sales by the Company's corporate sector grew 48.6% to $3.424 billion in 2000 compared to $2.304 billion in the prior year. The growth in net sales for both segments is primarily attributable to an increase in active accounts and a higher level of sales per active account. Net sales per active commercial account, defined as public and corporate segment accounts transacting within the past twelve months, excluding consumers, grew 43.0% in 2000. The Company believes that spending by customers for networking and Internet capabilities, as well as post-Year 2000 projects, positively impacted net sales in 2000. Additionally, the Company expanded its sales force by 48.9% in 2000 to 1,188 account managers at December 31, 2000, enabling it to increase its customer base and the level of sales per active customer.

        The average selling price of desktop computers in 2000 increased 1.7%, servers increased 15.9% and notebook computers increased 6.4% from 1999.

        Gross profit increased as a percentage of net sales to 12.8% in 2000, compared to 12.6% in 1999. This increase was primarily the result of higher selling margins achieved on certain product lines and increased levels of vendor support programs.

        Selling and administrative expenses decreased to 5.7% of net sales in 2000 versus 5.9% in 1999. This decline resulted from decreases in non-sales payroll and related coworker costs, all as a percentage of net sales. Increases in coworker productivity offset increased payroll and associated costs related to expansion of the sales force. Approximately 77% of the 1,188 sales account managers at December 31, 2000 had fewer than 24 months experience and 58% had fewer than 12 months, as compared to 76% and 53% at December 31, 1999, respectively.

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

        Consolidated operating income was $259.6 million in 2000, a 64.4% increase from $157.9 million in 1999. This increase was primarily a result of the increase in sales in 2000. Consolidated operating income as a percentage of net sales increased to 6.8% from 6.1% in 1999. Corporate segment operating income was $245.9 million in 2000, a 60.8% increase from $152.9 million in 1999. This increase was primarily due to the increase in sales in 2000. Corporate segment operating income increased as a percentage of net sales to 7.2% in 2000, compared to 6.6% in 1999, primarily due to the decrease in net advertising costs. Public sector segment operating income was $13.7 million in 2000, a 176.4% increase from $5.0 million in 1999. This increase was primarily due to the increase in sales in 2000. Public sector segment operating income as a percentage of net sales increased to 3.3% in 2000, compared to 1.9% in 1999, primarily due to an increase in gross margin as a percentage of sales and decreases in payroll costs and bad debts as a percentage of sales.

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

        Net income in 2000 was $162.3 million, a 65.4% increase from $98.1 million in 1999. Diluted earnings per share were $1.79 in 2000 and $1.11 in 1999, an increase of 61.3%. All per share amounts have been adjusted to reflect the two-for-one stock splits effected in the form of a stock dividend paid on June 21, 2000 and May 19, 1999.

Seasonality

        Although the Company has historically experienced variability in the rates of sales growth, it has not historically experienced seasonality in its business as a whole. While sales by the Company's corporate segment, which serves business and consumer markets, have not historically experienced seasonality throughout the year, sales by the Company's public sector segment have historically been higher in the third quarter than in other quarters due to the buying patterns of government and education customers. If sales to public sector customers continue to increase as a percentage of overall sales, the Company as a whole may experience increased seasonality in future periods.

Liquidity and Capital Resources

Working capital

        The Company has historically financed its operations and capital expenditures primarily through cash flow from operations. At December 31, 2001, the Company had cash, cash equivalents and marketable securities of $394.4 million and working capital of $695.8 million, representing an increase of $191.8 million in cash, cash equivalents and marketable securities and an increase of $134.1 million in working capital from December 31, 2000.

        The Company has an aggregate $70 million available pursuant to two $35 million unsecured lines of credit with two financial institutions. One line of credit expires in June 2002, at which time the Company intends to renew the line, and the other does not have a fixed expiration date. Borrowings under the first credit facility bear interest at the prime rate less 2 1/2%, LIBOR plus 1/2% or the federal funds rate plus 1/2%, as determined by the Company. Borrowings under the second credit facility bear interest at the prime rate less 2 1/2%, LIBOR plus .45% or the federal funds rate plus .45%, as determined by the Company. At December 31, 2001, there were no borrowings under either of the credit facilities.

        In January 2001, the Company's Board of Directors authorized the purchase of up to 5 million shares of the Company's common stock representing slightly more than 5% of its then total outstanding shares, from time to time in both open market and private transactions. The Company purchased approximately 2,692,500 shares of its common stock during the year ended December 31, 2001, at a total cost of approximately $98.2 million. These repurchases included a total of 1.5 million shares repurchased on February 2, 2001, at a total cost of $57.6 million ($38.423 per share) from Gregory C. Zeman, Director and then Vice Chairman, and Daniel B. Kass, Executive Vice President and Director.

        The Company's current and anticipated uses of its cash, cash equivalents and marketable securities are to fund the growth in working capital and capital expenditures necessary to support future growth in sales, the stock buyback program and possible expansion through acquisitions. Capital expenditures relating primarily to facility expansions were substantially completed in 2001 and totaled $22.5 million for the year ended December 31, 2001.

        The Company believes that the funds held in cash, cash equivalents and marketable securities, and funds available under the credit facilities will be sufficient to fund the Company's working capital and cash requirements at least through December 31, 2002.

Cash flows

        Cash provided by operating activities in 2001 was $302.4 million compared to $141.8 million in 2000. The primary factors that have historically affected the Company's cash flows from operations are net income; changes in accounts receivable, merchandise inventory, and accounts payable; and tax benefits from stock options and restricted stock transactions. Accounts payable at December 31, 2001 increased $50.7 million while accounts receivable decreased $16.5 million compared to December 31, 2000. The increase in accounts payable was primarily due to the timing of payments to vendors at the end of the respective periods. The decline in accounts receivable related to a reduction in days sales outstanding. Days sales outstanding for the year ended December 31, 2001 was 29 as compared to 32 for the year ended December 31, 2000. Inventory increased $8.9 million at December 31, 2001 compared to December 31, 2000, primarily due to higher levels of inventory in-transit. Cash provided by operating activities in 2001 was also positively impacted by a $58.1 million tax benefit recorded to paid-in-capital, relating to the exercise of options pursuant to the MPK Stock Option Plan, the CDW Incentive Stock Option Plan and the vesting of shares related to the MPK Restricted Stock Plan.

        Net cash used in investing activities for the year ended December 31, 2001 was $111.0 million, including $89.3 million for investments in marketable securities and $22.5 million used for capital expenditures. Capital expenditures made by the Company were primarily related to the purchase of furniture, data processing and telephone equipment for the new Chicago, Illinois and Mettawa, Illinois sales offices and construction of the addition to the Vernon Hills distribution center.

        At December 31, 2001, the Company had a $5.4 million net investment in and loan to CDW Leasing, L.L.C. ("CDW-L"). CDW-L is a joint venture that is 50 percent owned by each of CDW Capital Corporation ("CDWCC"), a wholly-owned subsidiary of the Company, and First Portland Corporation, an unrelated third party leasing company. The Company uses the equity method to account for its investment in CDW-L. CDWCC is committed to loan up to $10 million to CDW-L to fund new leases, of which $4.7 million is outstanding as of December 31, 2001 and $4.2 million is subordinated to CDW-L's loan from a financial institution. CDW-L has a $40 million financing commitment from a financial institution, of which $19.6 million was outstanding and $20.4 remained available at December 31, 2001. The financing commitment, collateralized by lease receivables, requires CDW-L to meet certain financial covenants and is without recourse to CDWCC or the Company. Under the terms of the financing agreements, CDW-L's total loans outstanding and related terms were:

CDW LEASING, L.L.C. LOANS OUTSTANDING AND RELATED TERMS

Lender	Type of Instrument	Maturity	Interest Rate as of December 31, 2001	Outstanding Balance at December 31, 2001 (in 000's)

Financial Institution	Term Note	Various thru 11/26/03	5.76% - 9.03%	$ 15,600

Financial Institution	Revolving Note	8/23/02	3.9375%	$ 4,000

CDWCC	Subordinated Note	Payable on Demand	6.876% (LIBOR + 5.0%)	$ 4,200

CDWCC	Non-Subordinated Note	Payable on Demand	4.076% (LIBOR + 2.2%)	$ 500

Total				$ 24,300

        At December 31, 2001, the present value of CDW-L's borrowing base was $27.2 million and CDW-L was in compliance with all of the covenants under the agreement with the financial institution.

        In August 2001, Michael P. Krasny, the Chairman Emeritus, principal shareholder and Director of the Company, Gregory C. Zeman, a Director and then Vice Chairman of the Company, and Daniel B. Kass, Executive Vice President and a Director of the Company, sold 10,562,500 shares of common stock through a secondary public offering at a price of $40.00 per share. The Company did not receive any proceeds from the sale of shares and the number of outstanding common shares was not impacted. The shares sold by Mr. Zeman and Mr. Kass were acquired from Mr. Krasny through the exercise of options previously granted to them pursuant to the MPK Stock Option Plan. The sale of shares by Mr. Zeman and Mr. Kass resulted in the realization by the Company in the year ended December 31, 2001 of an income tax benefit of approximately $43.5 million, of which approximately $600,000 had been previously recorded to deferred taxes. The incremental tax benefit of $42.9 million was recorded as an increase to paid-in-capital. Additionally, the Company recorded incremental payroll tax expense of approximately $1.6 million related to the option exercise, which reduced diluted earnings per share by approximately $0.01 per share.

        The Company also received approximately $9.1 million as proceeds from the exercise of stock options under the CDW Incentive Stock Option Plan in 2001.

Recently Issued Accounting Pronouncements

        In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, "Business Combinations," and Statements of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets." These statements currently have no impact on the Company's financial position or results of operations.

        In October 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement supercedes Statements of Financial Accounting Standards No. 121, and is effective for the Company in fiscal year 2002. The Company does not believe that the adoption of this statement will have a material affect on the Company's future financial position or results of operations.

        Any statements in this report that are forward-looking (that is, not historical in nature) are made pursuant to the safe harbor provisions of The Private Securities Litigation Reform Act of 1995. Such forward-looking statements include, for example, statements concerning the Company's sales growth, gross profit as a percentage of sales, advertising expense and cooperative advertising reimbursements. In addition, words such as "likely," "may," "would," "could," "anticipate," "believe," "estimate," "expect," "intend," "plan," and similar expressions, may identify forward-looking statements in this report. Forward-looking statements in this report are based on the Company's beliefs and expectations as of the date of this report and are subject to risks and uncertainties, including those outlined in detail in this report in Item 1 - Business under the heading "Certain Factors Affecting CDW's Business" and other factors identified from time to time in the Company's filings with the Securities and Exchange Commission. Such risks and uncertainties may have a significant impact on the Company's business, operating results or financial condition. Investors are cautioned that these forward-looking statements are inherently uncertain. Should one or more of the risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described herein.

        Item 7A.   Quantitative and Qualitative Disclosures About Market Risk.

          The Company's investments in marketable securities as of December 31, 2001 all mature before June 30, 2003 and are concentrated in U.S. Government and Government Agency securities, Municipal Bonds and Corporate Fixed Income securities. As such, the risk of significant changes in the value of these securities as a result of a change in market interest rates is minimal.

        Item 8.   Financial Statements and Supplementary Data.

          The information required by this item is contained in a separate section of this Report beginning on page F(i). See Index to Consolidated Financial Statements beginning on page F(i).

        Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

          None.

        PART III

        Item 10.   Directors and Executive Officers of the Registrant.

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Securities Exchange Act of 1934 and regulations of the Securities and Exchange Commission thereunder require the Company's executive officers and directors and persons who own more than ten percent of the Company's stock, as well as certain affiliates of such persons, to file initial reports of ownership and changes in ownership with the Securities and Exchange Commission and The Nasdaq Stock Market. Executive officers, directors and persons owning more than ten percent of the Company's stock are required by Securities and Exchange Commission regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely on its review of the copies of such forms received by it and written representations that, except as noted below, no other reports were required for those persons, the Company believes that, during the year ended December 31, 2001, all persons subject to Section 16(a) were in compliance with all Section 16(a) filing requirements. Brian Williams inadvertently failed to file a Form 5 to report the donation of 182 shares of CDW Computer Centers, Inc. within the prescribed time requirement.

Election of Directors

        Ten directors, nine of whom are members of the present Board of Directos, will be recommended by the Company for election at the Company's 2002 Annual Meeting of Shareholders. All directors serve until the annual meeting next following their election and until their successors have been elected. There are no family relationships between or among any directors of the Company.

        All of the nominees have consented to serve if elected and the Company has no reason to believe that any of the named nominees will be unable to serve.

        Set forth below is certain information concerning the nominees for election to the Board of Directors of the Company.

Name	Age	Position(s) with the Company

Michelle L. Collins.................	42	Director
Casey G. Cowell.....................	49	Director
John A. Edwardson...................	52	Chairman of the Board and Chief Executive Officer
Daniel S. Goldin...................	61	Nominee
Donald P. Jacobs...................	74	Director
Daniel B. Kass......................	45	Director and Executive Vice President
Michael P. Krasny...................	48	Director
Terry L. Lengfelder.................	64	Director
Brian E. Williams...................	51	Director
Gregory C. Zeman....................	43	Director and Advisor

        Michelle L. Collins serves as a director. Ms. Collins is managing director of Svoboda, Collins, L.L.C., a $150 million private equity firm. From 1992 through January 1998, Ms. Collins was a principal at William Blair & Company, L.L.C. Ms. Collins became a director of the Company in April 1996 and currently serves on the Audit Committee and Compensation and Stock Option Committee. Ms. Collins has been a member of the Board of Directors of Coldwater Creek, Inc. since January 1998. Ms. Collins is also a director of several civic organizations and private companies. Ms. Collins is a 1982 graduate of Yale University and a 1986 graduate of the Harvard Graduate School of Business.

        Casey G. Cowell serves as a director. Mr. Cowell is Chairman and principal owner of Durandal, Inc., a holding company for a number of diversified private companies. Previously, Mr. Cowell co-founded U.S. Robotics, one of the worlds leading suppliers of data communications products and systems. He served as Chairman and Chief Executive Officer of U.S. Robotics from its inception in 1976 until its acquisition by 3Com in June 1997. Mr. Cowell became a director of the Company in November 1999 and currently serves on the Compensation and Stock Option Committee. Mr. Cowell serves on the Board of Directors of 3Com, Curious Networks, Northwestern Memorial Hospital and the Illinois Coalition. Mr. Cowell is a member of the Board of Trustees for the Golden Apple Foundation and the University of Chicago. Mr. Cowell is a 1975 graduate of the University of Chicago.

        John A. Edwardson serves as the Company's Chairman of the Board of Directors and Chief Executive Officer. Mr. Edwardson joined CDW in January 2001. Prior to joining us, Mr. Edwardson served as Chairman and Chief Executive Officer of Burns International Services Corporation from 1999 until 2000. Mr. Edwardson served as a director (1994-1998), President (1994-1998) and Chief Operating Officer (1995-1998) of UAL Corporation and United Airlines. Mr. Edwardson served as Executive Vice President and Chief Financial Officer of Ameritech Corporation from 1991 until 1994. Mr. Edwardson currently serves on the Board of Directors of Household International and Focal Communications Corporation and serves on the Board of Trustees of Purdue University. Mr. Edwardson is a 1971 graduate of Purdue University where he earned a Bachelor of Science in Industrial Engineering and a 1972 graduate of the University of Chicago where he earned a Masters Degree in Business Administration.

        Daniel S. Goldin is a nominee for election to the Company's Board of Directors. Mr. Goldin is a Senior Fellow at the Council on Competitiveness, an organization of leading corporate chief executives and research university presidents dedicated to the improvement of American competitiveness. In November 2001, Mr. Goldin stepped down as the longest serving Administrator in the history of NASA. In his decade long leadership of America's Space Program, he directly served three different U.S. presidents. Prior to his service to the nation, Mr. Goldin was Vice President and General Manager of TRW's Space and Technology Group, a supplier of cutting edge technology to the government and private sectors. Mr. Goldin is a member of the National Academy of Engineering and a Fellow of the American Institute of Aeronautics and Astronautics. He obtained a Bachelor of Science Degree in Mechanical Engineering from the City College of New York and is a graduate of the Executive Management program of UCLA.

        Donald P. Jacobs serves as a director. Mr. Jacobs is the Gaylord Freeman Distinguished Professor of Banking and Dean Emeritus of the J.L. Kellogg Graduate School of Management and has been a member of the Kellogg faculty since joining the school in 1957. Mr. Jacobs became a director of the Company in November 1999 and currently serves on the Audit and Corporate Governance Committees. He serves on the Board of Directors of several corporations, including Hartmarx, ProLogis Trust and Terex Corporation. Mr. Jacobs is a graduate of Roosevelt University where he earned a Bachelor of Arts degree in Economics in 1949 and a graduate of Columbia University where he earned a Master of Arts degree in Economics in 1951 and a Doctorate in Economics in 1956. Mr. Jacobs has received numerous honorary degrees from prestigious national and international universities.

        Daniel B. Kass serves as a director and as the Company's Executive Vice President. Mr. Kass joined the Company in November 1987 as an Account Manager. He served as Sales Manager from January 1989 through December 1990. Mr. Kass became Vice President-Operations in January 1991, a director of the company in March 1993, Vice President-Sales in January 1996, and served as Executive Vice President-Sales from January 2000 until January 2002. Mr. Kass is a 1981 graduate of Southern Illinois University where he earned a Bachelor of Science degree in Journalism.

        Michael P. Krasny is the founder of the Company and currently serves as a director. He is also a member of the Corporate Governance Committee. Mr. Krasny served as Chairman of the Board and Chief Executive Officer from the Company's inception through May 2001 and January 2001, respectively, and served as President from the Company 's incorporation through December 1990. Mr. Krasny is a 1975 graduate of the University of Illinois where he earned a Bachelor of Science degree in Finance.

        Terry L. Lengfelder serves as a director. Mr. Lengfelder became a director of the Company in May 2001 and currently serves on the Audit and Corporate Governance Committees. Mr. Lengfelder is a retired partner of Andersen (formerly Arthur Andersen LLP), where he served as a regional managing partner and in various other assignments from 1972 to 1998. Mr. Lengfelder also served as Chairman of the Board of Partners of Andersen Worldwide in 1993 and 1994. Mr. Lengfelder has been a member of the Board of Directors of Lanoga Corporation since 1999. Mr. Lengfelder served on the Board of Directors of Burns International Services Corporation from 1999 until 2000 and was chairman of the Finance and Audit Committee. Mr. Lengfelder is a 1961 graduate of Washington University with a Bachelor of Science degree in Business Administration.

        Brian E. Williams serves as a director. Mr. Williams is President, Chief Executive Officer of Element 79 Partners, a full service advertising agency. Prior to this, Mr. Williams was President of Foote, Cone & Belding Chicago, an advertising firm. Prior to 1998, Mr. Williams was an Executive Vice President at Leo Burnett Company, also an advertising firm. Mr. Williams became a director of the Company in January 2000 and currently serves on the Compensation and Stock Option Committee. He serves on the Board of Directors of Element 79 Partners and serves on the Board of Trustees of Children 's Memorial Hospital in Chicago, Illinois. Mr. Williams earned his Bachelor of Arts degree from Dartmouth College in 1972 and is a 1975 graduate of Northwestern University's J.L. Kellogg Graduate School of Management.

        Gregory C. Zeman serves as a director and is employed as an advisor. Mr. Zeman has been with the Company, serving in varying capacities, since March 1987. Mr. Zeman served as the Company's Vice-Chairman from January 2001 until January 2002, and as the Company's President from January 1991 until January 2001. Prior to becoming President, Mr. Zeman served as an Account Manager, Sales Manager, Purchasing Manager and Vice President of Sales, Purchasing and Marketing. Mr. Zeman became a director of the Company in June 1990. Mr. Zeman is a 1983 graduate of Marquette University where he earned a Bachelor of Science degree in Computational Math.

Management

        Set forth below are the names, ages and titles of each executive officer of the Company. Executive officers are elected by and serve at the discretion of the Board of Directors until their successors are duly chosen and qualified.

Name	Age	Position(s) with the Company

John A. Edwardson...................	52	Chairman of the Board and Chief Executive Officer
Harry J. Harczak, Jr................	45	Executive Vice President - Sales
Daniel B. Kass......................	45	Executive Vice President and Director
James R. Shanks.....................	37	Executive Vice President and President, CDW Government, Inc.
Douglas E. Eckrote..................	37	Senior Vice President - Purchasing and Operations
Barbara A. Klein....................	47	Senior Vice President and Chief Financial Officer
Arthur S. Friedson ................	47	Vice President - Coworker Services
Joseph K. Kremer ...................	37	Vice President - Marketing
Christine A. Leahy..................	37	Vice President, General Counsel and Corporate Secretary
Jonathon J. Stevens..................	32	Vice President and Chief Information Officer

         See "Board of Directors" for the discussion of Messrs. Edwardson and Kass.

        Harry J. Harczak, Jr. is the Company's Executive Vice President - Sales. Mr. Harczak had served as our Chief Financial Officer from May 1994 until January 2002. Mr. Harczak had also served the Company as Treasurer from 1998 until January 2002 and Secretary from 2000 until January 2002. Mr. Harczak was appointed the company's Executive Vice President Corporate Strategy in June 2001. Prior to joining the Company, Mr. Harczak was an audit partner in the accounting firm of Coopers & Lybrand L.L.P. where he worked since 1978. Mr. Harczak is responsible for the Company's sales force serving the corporate customer segment, and is also responsible for the Company's sales recruiting and training functions. He is a 1978 graduate of DePaul University, where he earned a Bachelor of Science degree in Accounting, and a 1995 graduate of the University of Chicago Executive Program, where he earned a Masters of Business Administration. Mr. Harczak is a certified public accountant.

        James R. Shanks serves as the Company's Executive Vice President and President of CDW Government, Inc., or CDW-G, our wholly owned subsidiary serving the public sector. Mr. Shanks joined CDW in 1993 as Director of Information Technology, was appointed Vice President - Information Systems in 1996 and served as Chief Information Officer from 1999 until 2001. Prior to joining the Company, Mr. Shanks was employed by American Hotel Register from January 1985 to August 1993 as Manager of Information Systems. Mr. Shanks is a 1991 graduate of Barat College where he earned a Bachelor of Science degree in Computer Information Systems and a 1996 graduate of Northwestern University's J. L. Kellogg Graduate School of Management.

        Douglas E. Eckrote serves as the Company's Senior Vice President - Purchasing and Operations. Mr. Eckrote joined us in January 1989 and since that time has served as an Account Manager, Sales Manager and Director of Operations. Mr. Eckrote was appointed Vice President - Operations in January 1999 and Senior Vice President - Purchasing in April 2001. Mr. Eckrote has primary responsibility for product acquisition, managing vendor relationships and the Company's warehousing, distribution and technical service functions. He is a 1986 graduate of Purdue University where he earned a Bachelor of Science degree in Agricultural Sales and Marketing.

        Barbara A. Klein serves as the Company's Senior Vice President and Chief Financial Officer. Ms. Klein joined CDW in February 2002 and is responsible for financial planning and analysis, accounting, SEC reporting, budgeting, treasury and tax, risk management, internal audit, investor relations, and corporate development and strategy. Prior to joining CDW, she served as Vice President, Finance and Chief Financial Officer of Dean Foods Company. Prior to Dean Foods, Ms. Klein served as Vice President and Corporate Controller for Ameritech Corporation. Additionally, Ms. Klein has held senior management positions at Pillsbury and Sears, Roebuck and Co. Ms. Klein, a certified public accountant and member of the American Institute of CPAs and the Illinois Society of CPAs, earned an M.B.A. from Loyola University. Ms. Klein graduated magna cum laude from Marquette University with a Bachelor of Science degree in accounting and finance.

        Arthur S. Friedson serves as the Company's Vice President - Coworker Services. Mr. Friedson joined CDW in May 1997 as Director of Human Resources and was named Vice President-Coworker Services in January 2000. Mr. Friedson oversees the Company's coworker services function which provides comprehensive assistance to our coworkers in a variety of areas including benefits, compensation, performance management and recruitment. Prior to joining CDW, Mr. Friedson had more than 15 years of experience in human resource management at Columbia/HCA Healthcare Corporation and Amoco Corporation. Mr. Friedson is a 1980 graduate of The City College, City University of New York where he earned a Bachelor of Arts degree in Psychology and a 1983 graduate of Loyola University of Chicago where he earned a Master of Science degree in Industrial Relations.

        Joseph K. Kremer has served as the Company's Vice President - Marketing since February 1998. Prior to joining CDW, Mr. Kremer was U.S. Manager of Channel Marketing Programs at IBM Corporation, where he worked since 1987. Mr. Kremer has primary responsibility for the Company's advertising, marketing and public relations activities, including the Company's branding initiatives. Mr. Kremer is a 1987 graduate of Virginia Polytechnic Institute and State University where he earned a Bachelor of Science degree in Accounting and a 1989 graduate of University of Scranton where he earned a Masters of Business Administration Degree in Finance.

        Christine A. Leahy serves as Vice President, General Counsel and Corporate Secretary. Ms. Leahy leads all legal strategy and implementation. Ms. Leahy joined CDW in January 2002 as the company's first in-house counsel. Before joining CDW, Ms. Leahy served as a corporate partner in the Chicago office of Sidley Austin Brown & Wood, where she specialized in corporate governance, securities law, mergers and acquisitions, and strategic counseling. Ms. Leahy received her undergraduate degree from Brown University and her J.D. from Boston College Law School.

        Jonathan J. Stevens serves as Vice President and Chief Information Officer. Mr. Stevens joined CDW in June 2001 as the Company's Vice President - Information Technology and was named Chief Information Officer in January 2002. Mr. Stevens is responsible for the strategic direction of the company's information technology infrastructure, applications development, help desk, Web development, and e-commerce initiatives. Prior to joining the Company, Mr. Stevens served as regional technology director for Avanade, an international technology integration company formed through an alliance between Microsoft and Accenture. Previously, Mr. Stevens was a principal with Microsoft Consulting Services and led an IT group for a corporate division of AT&T/NCR. Mr. Stevens is a graduate of the University of Dayton where he earned a Bachelor of Science degree in computer information systems management.

        Item 11.   Executive Compensation.

Director Compensation; CDW Director Stock Option Plan

        Directors who are not also employees of the Company ("Independent Directors") were paid an annual fee of $20,000 in 2001. Additionally, the CDW 2000 Incentive Stock Option Plan contains provisions for the automatic annual grant of stock options to Independent Directors. On the first trading day of each calendar year, each Independent Director is granted options to purchase shares of Common Stock of the Company at a price equal to the closing price of the Company's shares on that day. The number of such options granted to each Independent Director is equal to the sum of (i) 6,000 shares plus (ii) the product of 6,000 shares multiplied by the percentage increase in the Company's immediately preceding year's net income over the second immediately preceding year's net income, in each case calculated in accordance with generally accepted accounting principles, applied on a consistent basis. In 2001, Independent Directors received stock options for 19,800 shares pursuant to this formula. The options vest on the third anniversary of the date of grant and expire on the tenth anniversary of the date of grant. If an Independent Director ceases to be a member of the Board of Directors, all options granted to such Independent Director which have not vested shall expire by their terms. The Company receives no monetary consideration for these grants.

        Effective beginning in 2002, the annual fee payable to non-employee Directors was increased to $30,000.

Executive Compensation

        Shown below is information concerning the annual and long-term compensation for services in all capacities to the Company for the years ended December 31, 2001, 2000 and 1999, of (i) all persons who served as the Company's chief executive officer during 2001 and (ii) the other four most highly compensated executive officers of the Company whose total annual salary and bonus exceeded $100,000 in 2001 and who served as an executive officer at December 31, 2001 (the "Named Officers"):

SUMMARY COMPENSATION TABLE

		Annual Compensation			Long Term Compensation Awards

Name and Principal Position	Year	Salary ($)	Bonus ($) (1) (2)	Other Annual Compensation ($)	Restricted Stock Award(s) ($)	Securities Underlying Options/SARs (#)	All Other Compensation ($) (3)

Michael P. Krasny	2001	$93,895	$200	---	---	---	---
Chief Executive Officer	2000	$237,015	$809,522	---	---	21,251	$4,000
(January 1 - January 28, 2001)	1999	$230,784	$1,240,346	---	---	---	$3,856

John A. Edwardson	2001	$546,923	$874,003	---	$3,662,500	1,608,067	$3,779
Chief Executive Officer	2000	---	---	---	---	---	---
(January 28 - December 31, 2001)	1999	---	---	---	---	---	---

Gregory C. Zeman	2001	$214,440	$1,105,038	---	---	20,726	$3,279
Vice-Chairman	2000	$207,388	$1,227,410	---	---	29,472	$4,000
	1999	$201,936	$1,788,064	---	---	---	$3,856

Daniel B. Kass	2001	$214,440	$1,102,919	---	---	20,602	$3,779
Executive Vice President	2000	$207,388	$1,224,410	---	---	29,207	$4,000
	1999	$201,936	$1,780,238	---	---	---	$3,856

Harry J. Harczak, Jr.	2001	$202,186	$588,003	---	---	16,049	$3,779
Executive Vice President,	2000	$195,537	$653,282	---	---	19,484	$4,000
Sales	1999	$140,448	$761,768	---	---	407,650	$3,856

James R. Shanks	2001	$202,186	$586,188	---	---	16,049	$3,779
Executive Vice President,	2000	$195,537	$652,344	---	---	19,484	$4,000
President - CDWG	1999	$140,448	$760,578	---	---	407,650	$3,856

(1)        Amounts reflected are pursuant to performance based compensation programs.

(2)        Includes amounts representing travel incentive awards and company-wide bonus plans.

(3)        Reflects the Company's contributions to the account of each of the Named Officers under the CDW Computer Centers, Inc. Employees' Profit Sharing Plan and Trust, including employer matching contributions. The amounts for the 2001 contributions represent the Company's best estimate, as final calculations have not been completed at the date of this Proxy Statement.

Option Grants

        Information with respect to grants of stock options to Named Officers during 2001 is set forth below.

OPTIONS GRANTS IN LAST FISCAL YEAR

Individual Grants							Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term

(a)	(b)	(c)		(d)	(e)	(f)	(g)
Name	Options Granted	% of Total Options Granted Employees in Fiscal Year		Exercise or Base Price ($/Sh)	Market Price on Grant Date ($/Sh)	Expiration Date	0% ($)	5% ($)	10% ($)

Michael P. Krasny	---		---	---	---	---	---	---	---

John A. Edwardson	1,600,000	(1)	85.77%	$36.625	$36.625	1/28/2011	$0	$96,883,245	$335,631,498
	8,067	(2)	0.43%	$0.010	$53.710	12/31/2021	$433,198	$1,149,539	$2,914,801

Gregory C. Zeman	9,500	(3)	0.51%	$33.375	$33.375	3/12/2021	$0	$524,201	$1,815,973
	11,226	(2)	0.60%	$0.010	$53.710	12/31/2021	$602,836	$1,599,694	$4,056,223

Daniel B. Kass	9,500	(3)	0.51%	$33.375	$33.375	3/12/2021	$0	$524,201	$1,815,973
	11,102	(2)	0.60%	$0.010	$53.710	12/31/2021	$596,177	$1,582,024	$4,011,419

Harry J. Harczak, Jr.	9,500	(3)	0.51%	$33.375	$33.375	3/12/2021	$0	$524,201	$1,815,973
	6,549	(2)	0.35%	$0.010	$53.710	12/31/2021	$351,681	$933,226	$2,366,311

James R. Shanks	9,500	(3)	0.51%	$33.375	$33.375	3/12/2021	$0	$524,201	$1,815,973
	6,549	(2)	0.35%	$0.010	$53.710	12/31/2021	$351,681	$933,226	$2,366,311

(1)        Options are exercisable at the rate of 20% per year, beginning January 28, 2002. Options become fully exercisable upon a change-in-control of the Company.
(2)        Options represent a portion of the annual bonus that is granted pursuant to the CDW Senior Management Incentive Plan. Options are exercisable in full on April 30, 2006.
(3)        Options are exercisable at the rate of 20% per year, beginning March 12, 2002. Options become fully exercisable upon a change-in-control of the Company.

Option Exercises and Fiscal Year-End Values

        Information with respect to options exercised and shares sold during 2001, unexercised options to purchase Common Stock granted under the MPK Stock Option Plan and CDW Incentive Stock Option Plans and restricted shares granted under the MPK Restricted Stock Plan to the Named Officers and held by them at December 31, 2001 is set forth below.

OPTION EXERCISES IN LAST FISCAL YEAR
AND FISCAL YEAR-END OPTION VALUES

Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options at December 31, 2001 (#) Exercisable Unexercisable		Value of Unexercised In-the-Money Options at December 31, 2001 ($) (3) Exercisable Unexercisable

Michael P. Krasny	---	---	---	15,751	---	$845,829
John A. Edwardson	---	---	---	1,608,067	---	$27,769,198
Gregory C. Zeman (1)	2,315,732	$88,775,497	2,330,214	678,848	(1)$125,146,065	$35,987,574
Daniel B. Kass(2)	436,000	$16,714,420	401,026	183,159	(2)$21,537,432	$9,366,190
Harry J. Harczak, Jr.	34,908	$1,306,465	21,376	567,575	$845,008	$18,593,350
James R. Shanks	50,695	$1,882,513	9,125	566,375	$334,084	$18,533,847

(1)	All shares acquired on exercise are attributable to the exercise of options issued pursuant to the MPK Stock Option Plan. Unexercised options at December 31, 2001 include options for 2,958,864 shares pursuant to the MPK Stock Option Plan, of which, 2,330,214 are exercisable. All options pursuant to the MPK Stock Option Plan become fully exercisable upon termination of employment.
(2)	All shares acquired on exercise are attributable to the exercise of options issued pursuant to the MPK Stock Option Plan. Unexercised options at December 31, 2001 include options for 534,376 shares pursuant to the MPK Stock Option Plan, of which, 401,026 are exercisable. All options pursuant to the MPK Stock Option Plan become fully exercisable upon termination of employment.
(3)	Based on the closing price as reported by The Nasdaq Stock Market of the Company's Common Stock on December 31, 2001 ($53.710), less the respective exercise prices.

MPK Stock Option Plan

        At the time of the Company's initial public offering, Mr. Krasny established the MPK Stock Option Plan pursuant to which he granted to Messrs. Zeman and Kass and a former employee of the Company options to purchase in the aggregate 16,573,500 shares of Common Stock owned by him. As of March 25, 2002, options to acquire an aggregate of 3,493,240 shares of common stock remain outstanding. These options are non-forfeitable and become exercisable during the employment of such individual at the rate of 5% per year upon each of the first four anniversaries of the grant and an additional 15% on each anniversary date thereafter until all options are exercisable. Additional shares may be exercised proportionately to any shares sold by Mr. Krasny from his holding. The options may be exercised at a price of $0.004175 per share. The MPK Stock Option Plan provides that should Messrs. Zeman or Kass terminate his employment with the Company, all options become exercisable and such individual will be required to exercise his options at the option exercise price within six months of the date of termination. The MPK Stock Option Plan gives Mr. Krasny the right to repurchase the shares relating to the terminating employee's exercised options at the prevailing market rate, less costs and expenses attendant to the sale of the stock. Mr. Krasny's acquisition may be made pursuant to a note payable over a ten-year period with interest at the applicable federal rate as defined in the Internal Revenue Code of 1986, as amended. Mr. Krasny has, in connection with the Company's repurchase of certain shares of Common Stock held by Messrs. Zeman and Kass (see "Certain Transactions" below) waived his repurchase right with respect to shares acquired by Messrs. Zeman and Kass under the MPK Stock Option Plan. The MPK Stock Option Plan, which is wholly funded from shares of Common Stock owned by Mr. Krasny, does not result in a cash payment from plan participants to the Company or increase the number of outstanding shares of Common Stock.

MPK Restricted Stock Plan

        Effective upon the closing of the initial public offering, Mr. Krasny transferred 2,674,416 shares of his Common Stock to the MPK Restricted Stock Plan (the "MPK Plan Shares"), to be held in escrow for the benefit of those persons employed by the Company on December 31, 1992. Shares contributed on behalf of participating employees were calculated on the basis of their months of service and average salary. During such time as the MPK Plan Shares are held in escrow, Mr. Krasny retains the right to vote the MPK Plan Shares, and dividends thereon, if any, inure to the benefit of Mr. Krasny. The purpose of the MPK Restricted Stock Plan was to provide participants with additional incentives to remain in the Company's employ, to build upon employee loyalty and to provide such employees with an opportunity to share in the Company's profits and growth.

        In accordance with the original terms of the MPK Restricted Stock Plan, all of the MPK Plan Shares were scheduled to fully vest upon January 1, 2000, provided that a participant had remained continually employed with the Company or its subsidiaries during such period. Participants who leave the Company's employ forfeit their right to unvested MPK Plan Shares and such shares revert to Mr. Krasny. MPK Plan Shares will immediately vest upon the death or total disability of a participating employee. The MPK Restricted Stock Plan, which is wholly funded from shares of Common Stock owned by Mr. Krasny, does not result in a cash payment from Plan participants to the Company or increase the number of outstanding shares of Common Stock.

        On January 31, 1997, the terms of the MPK Restricted Stock Plan were modified to provide participants the option to accelerate the vesting on 25% of their shares in exchange for the extension of the vesting period on their remaining shares through 2003. Under the terms of this modification, participants who elected the acceleration were granted options by the Company equal to the number of shares that became vested, with an exercise price equal to the fair market value of the Company's Common Stock on the acceleration date.

Employment Related Agreements

        Messrs. Krasny, Zeman and Kass

        The Company entered into Employment and Non-Competition Agreements with Messrs. Krasny, Zeman and Kass that became effective upon the consummation of the initial public offering in 1993. The initial base salaries of Messrs. Krasny, Zeman and Kass were $200,000, $175,000 and $175,000, respectively, to be adjusted in each case annually in accordance with the Consumer Price Index. In accordance with the terms of each Agreement, employment is terminable with or without Cause. Each Agreement contains a non-competition restriction prohibiting the executive from undertaking certain competitive activities for a two-year period after the date his employment with the Company ceases. Effective May 23, 2001, Mr. Krasny resigned, thereby terminating his employment with the Company, and presently serves the Company solely in the capacity of a director. Mr. Zeman's and Mr. Kass' base salaries have been adjusted to reflect their current roles with the company. See "Management" and "Executive Compensation".

        Mr. Edwardson

        The Company entered into an employment agreement with John A. Edwardson on January 28, 2001. The agreement provides for Mr. Edwardson to serve as Chief Executive Officer of the Company until the fifth anniversary of the agreement, subject thereafter to annual renewal provisions. Pursuant to the employment agreement, during the term of his employment with the Company, Mr. Edwardson will be nominated for election as a member of the Board of Directors and, if so elected will be appointed Chairman of the Board. Mr. Edwardson receives an annual base salary of $600,000, subject to annual review by the Compensation Committee, and participates in the Company's Senior Management Incentive Plan. Incentive bonuses under the Senior Management Incentive Plan are based on objective criteria established and approved by the Compensation Committee of the Board each year.

        In accordance with the employment agreement, Mr. Edwardson received non-qualified stock options to purchase 1,600,000 shares of Common Stock under the Company's 2000 Incentive Stock Option Plan. The exercise price of these options is $36.625, the fair market value of the Company's Common Stock on the date of grant. One-fifth of these options will vest on each of the first five anniversaries of the employment agreement. In addition, Mr. Edwardson was granted a restricted stock award of 100,000 shares of Common Stock that will vest in equal annual installments on the first four anniversaries of the date of grant. If Mr. Edwardson's employment is terminated by the Company without Cause or by Mr. Edwardson for Good Reason, one-half of any unexercisable options will immediately become exercisable and one-half of the portion of the restricted stock award that is not vested will immediately become vested. Under the terms of the employment agreement, beginning with the 2002 fiscal year, Mr. Edwardson will be granted annually non-qualified stock options to purchase 150,000 shares of Common Stock, which options will be subject to terms substantially similar to the terms of the options described above.

        If the employment agreement is terminated by the Company without Cause or by Mr. Edwardson for Good Reason, the Company will be required, among other things, to make a lump sum cash payment to Mr. Edwardson equal to two times the sum of his annual base salary and his average annual bonus and to pay certain accrued obligations through the date of termination. For purposes of the employment agreement, Good Reason includes the failure to elect Mr. Edwardson as Chairman of the Board immediately following each annual meeting of shareholders during the employment period. Such election is possible only if the shareholders re-elect Mr. Edwardson as a member of the Board, and if he is not so re-elected, he will be entitled to terminate the employment agreement for Good Reason and receive the payments described above. The agreement also contains standard non-competition and non-solicitation covenants that survive during the term of the agreement and for a period of two years thereafter.

        The Company has also entered into a transitional compensation agreement with Mr. Edwardson. In the event of a Change of Control (as defined in the transitional compensation agreement), the employment relationship between the Company and Mr. Edwardson will be exclusively governed by the transitional compensation agreement. Upon a Change in Control, all stock options, restricted stock and other equity awards to Mr. Edwardson that are not otherwise vested will vest in full, and all options will remain exercisable for the period provided in the applicable award agreement. If, following a Change of Control, there is a Qualifying Termination (as defined in the transitional compensation agreement), Mr. Edwardson will receive the following benefits in lieu of benefits under the employment agreement: (i) payment in a lump sum of an amount equal to 300% of his base salary and his average annual bonus, (ii) prorated annual incentive bonus (based on the target bonus under the Incentive Plan) through the date of termination, (iii) payment of all accrued obligations through the date of termination in a lump sum and (iv) the continuation of all welfare benefits and senior executive perquisites for a period of two years or an equivalent lump sum cash payment. In the event that such payments and benefits subject Mr. Edwardson to the excise tax imposed by Section 4999 of the Internal Revenue Code of 1986, as amended, Mr. Edwardson would be entitled to receive a "gross-up" payment, unless his net after-tax benefit resulting from such gross-up payment, as compared to a reduction of such payments and benefits so that no excise tax is incurred, is less than $100,000.

Report of the Compensation and Stock Option Committee

        The Compensation and Stock Option Committee (the "Compensation Committee") is currently comprised of three independent directors, Ms. Collins and Messrs. Cowell and Williams.

Compensation Policy

        General. The Company's executive compensation program is designed to advance the interests of the Company by attracting, motivating and retaining well-qualified executives, managers and other key employees, and to align their interests with those of the Company's shareholders by providing them with performance-based incentives linked to corporate performance factors. The three primary components of the Company's executive compensation program are:

        (i)    base salary;

        (ii)    annual incentive awards; and

        (iii)    long-term incentive awards in the form of stock option grants.

        Over the course of 2001, the Committee met several times with the Company's staff and representatives of a nationally recognized consulting firm to review key aspects of the Company's executive compensation plan. The purpose of the review was to ensure that the Company's executive compensation program continued to meet the talent management needs of the organization and was consistent with the Company's strategic vision.

        As a result of this review, a number of changes were made to executive programs. In addition to general consistency with the Company's strategic vision, the changes implemented in 2001 and early 2002 helped the programs better reflect the following defining characteristics:

        •        Focus on pay-for-performance
        •        Capable of delivering highly differentiated rewards
        •        Externally competitive and market-based
        •        Flexible and balanced in performance orientation
        •        Well integrated with other coworker programs to reinforce commonality of purpose
        •        Straightforward, simple and well communicated
        •        Anchored in a consistent and logical framework
        •        Oriented toward delivery of an effective total compensation package

        Specific changes will be implemented in 2002. In general, the changes implemented as a result of the review will reflect more clearly articulated internal and external objectives for each element of total executive compensation. In addition, the total compensation profile for executive officers will be changed to render it more consistent with the Company's objectives, including retention of key executives. Changes to underlying programs for 2002 reflect the desired compensation profile.

        Base Salary. Base salaries for Named Executive Officers of the Company reflect their level of experience, past and expected future performance and market conditions. The base salary of each executive also is set at a level such that the greater portion of their total compensation is dependent upon Company performance.

        The base salary of Mr. Edwardson was initially established by the terms of his employment agreement in 2001 and is subject to periodic adjustments by the Committee. Annual adjustments in the base salaries of the other Named Officers reflect several factors, including changes in the United States Consumer Price Index, as well as merit increases, where applicable.

        As part of the aforementioned executive compensation review, the Committee outlined a two year transition toward a total compensation profile for executives that is more consistent with the Company's talent management objectives and goal of retaining key executives.

        One aspect of this transition is the development of market-rate base pay levels for each executive role, targeted at or near the 50th percentile among comparable incumbents at appropriate peer companies. As part of their review, the Committee considered competitive data showing the Company's position relative to targeted levels at peer companies, and evaluated 2002 base pay increases for executive officers on that basis.

        Annual Incentive Awards. The annual incentive element of the Company's executive compensation program is pursuant to the Company's Senior Management Incentive Plan. Awards for 2001 reflect the Company's performance relative to goals relating to growth in net income from operations.

        For 2002, funding of awards under the plan for executive officers will continue to be based predominantly upon achievement of pre-established goals related to income from operations. The Senior Management Incentive Plan has been designed to provide opportunities for awards that will place executive total cash compensation at or near the 75th percentile among a range of peer companies, provided the Company delivers superior increases in operating income levels relative to its key peers. Award opportunities for individual executive officers have been set accordingly.

        Following the conclusion of the aforementioned executive compensation review, the Committee noted their desire to incorporate greater emphasis on individual accountability for business results, particularly among the senior executive group. Accordingly, starting in 2002, final awards under the Senior Management Incentive Plan will also take into account individual performance relative to pre-established goals and objectives, as well as other business and environmental factors that the Committee deems relevant to attainment of the Company's overall financial goals and strategic vision.

        In addition to the Senior Management Incentive Plan, the Company's executives participate in a company-wide management bonus pool. Each Named Officer received a $10,000 allocation of the pool for fiscal year 2001.

        Long-Term Incentive Awards.The long-term incentive element of the Company's executive compensation program consists of the grant of stock options to employees, including the Company's executive officers. Stock options have been granted to the executive officers based upon factors discussed below either (i) with an exercise price equal to 100% of fair market value as of the date of grant or (ii) (on a selective basis) in payment of annual incentive awards which have been earned. Stock options that were granted in payment of 2001 annual incentive awards carried an exercise price of $0.01. The number of stock options granted was determined by dividing the amount of the award by the difference between the market price of the Common Stock as of the date of grant and the option exercise price.

        For the 2002 compensation year, grants made to the named executive officers and others will have an exercise price equal to 100% of fair market value as of the date of grant. The Company's Long-Term Incentive program will be reconfigured to provide opportunities at or near the 75th percentile among a range of peer companies, underlining the emphasis on longer-term results that the Committee believes is appropriate for senior executive team members.

Implementation of Compensation Policy

        The Compensation Committee met on January 25, 2001 to review and certify annual incentive and stock option awards to officers and employees of the Company relative to performance-based compensation programs in 2000 and to establish, as necessary, the 2001 base compensation and performance-based compensation programs for executive officers. The Compensation Committee met on March 12, 2001 to review and approve the Company's Senior Management Incentive Plan, including target bonus levels and performance achievement targets. The Compensation Committee met on January 24, 2002 to discuss various matters, including the status of 2001 performance-based compensation programs and approved the formula to be applied for determining the number of options to be granted to each coworker as of February 1, 2002. Further, the Compensation Committee reviewed and approved stock option allocations to officers and employees of the Company, and reviewed and certified annual incentive awards to officers and employees pursuant to performance-based compensation programs. There was a special meeting of the Compensation Committee on January 28, 2001 to review and approve the terms of Mr. Edwardson's employment as Chief Executive Officer and President of the Company, including the grant of restricted stock and stock options. There also were special meetings on July 26, September 17 and October 25, 2001 in the course of undertaking the aforementioned review of executive compensation.

        Compensation of the Chief Executive Officer. Mr. Krasny's compensation for 2001 consisted solely of base salary of $93,895 that represented the pro rata share from January 1, 2001 through the annual meeting on May 23, 2001 of his annualized base salary of $237,015. Mr. Krasny's annualized base was not raised in 2001 over 2000.         Per his contractual agreements for 2001, Mr. Edwardson received base salary of $546,923, a bonus of $440,000, a restricted stock grant of 100,000 shares, and a stock option grant of 1,600,000 options. Mr. Edwardson's annual incentive award based upon his participation in the 2001 Senior Management Incentive Plan was $866,400, of which $433,200 was paid in the form of a stock option grant for 8,067 shares.

        Section 162(m) of the Internal Revenue Code generally disallows a federal income tax deduction to public companies for compensation over $1,000,000 paid to the corporation's chief executive officer and four other most highly compensated executive officers. Qualified performance-based compensation will not be subject to the deduction limit if certain requirements are met. The Company currently intends to structure the performance-based portion of the compensation of its executive officers in a manner that complies with this provision so that such amounts will be deductible to the Company.

COMPENSATION AND STOCK OPTION COMMITTEE

Michelle L. Collins
Casey G. Cowell
Brian E. Williams

        Item 12.   Security Ownership of Certain Beneficial Owners and Management.

Security Ownership

        The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock at March 25, 2002, except where noted below, by: (i) each person or group that is known by the Company to be the beneficial owner of more than five percent (5%) of the outstanding shares of Common Stock; (ii) each director and director nominee of the Company; (iii) each of the Named Officers (as herein defined); and (iv) all directors, director nominees and executive officers of the Company as a group. All information with respect to beneficial ownership has been furnished by the respective shareholders to the Company.

	Common Stock
Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Common Stock
Michael P. Krasney (1) (2)	28,312,193	32.7%
Putnam Investments L.L.C. (3)	6,828,640	7.9%
FMR Corp. (4)	5,482,190	6.3%
Gregory C. Zeman (1) (5)	2,960,764	3.4%
John A. Edwardson (6)	520,000	*
Daniel B. Kass (7)	536,276	*
Harry J. Harczak (8)	48,684	*
James R. Shanks (9)	63,425	*
Michelle L. Collins (10)	55,916	*
Casey Cowell	137,740	*
Donald Jacobs	---	*
Brian Williams	2,418	*
Terry L. Lengfelder	1,000	*
Daniel S. Goldin	---	*
All directors, director nominees and executive officers as a group (18 persons) (11)	29,231,811	33.8%

*	Less than 1%
(1)	The address for Messrs. Krasny and Zeman is the executive office of the Company.
(2)	Includes 3,493,240 shares remaining subject to the MPK Stock Option Plan (all of which shares are also included in the holdings of Messrs. Zeman and Kass above), 294,141 shares remaining subject to the MPK Restricted Stock Plan and 37,861 shares owned by Mr. Krasny's minor stepson. Mr. Krasny disclaims beneficial ownership with respect to the shares subject to the MPK Stock Option Plan and the MPK Restricted Stock Plan.
(3)	The address of Putnam Investments L.L.C. is One Post Office Square, Boston, MA 02109. The number of shares held was obtained from the holder's Schedule 13G filing with the Securities and Exchange Commission dated February 13, 2002.
(4)	The address of FMR Corp. is 82 Devonshire Street, Boston, MA 02109. The number of shares held was obtained from the holder's Schedule 13G filing with the Securities and Exchange Commission dated February 13, 2002.
(5)	Includes 2,958,864 shares issuable pursuant to non-forfeitable options granted under the MPK Stock Option Plan out of Mr. Krasny's own shares. As of March 25, 2002 options for 2,330,214 are exercisable and the remaining 628,650 options become exercisable on December 31, 2002. Additional shares may be exercised proportionately to any shares sold by Mr. Krasny from his holdings. All options granted to Mr. Zeman under the MPK Stock Option Plan will become exercisable in the event that Mr. Zeman terminates his employment with the Company. These shares are also reported as being beneficially owned by Mr. Krasny. Also includes options, exercisable as of March 25, 2002 or within 60 days thereafter, to acquire 1,900 shares of Common Stock granted pursuant to the 2000 CDW Incentive Stock Option Plan.
(6)	Includes 100,000 shares of restricted stock granted on January 28, 2001 that vest at the rate of 25,000 shares on each of the first four anniversaries of such grant date and options exercisable as of March 25, 2002 or within 60 days thereafter, to acquire 320,000 shares of Common Stock granted pursuant to the 2000 CDW Incentive Stock Option Plan.
(7)	Includes 534,376 shares issuable pursuant to options granted under the MPK Stock Option Plan out of Mr. Krasny's own shares. As of March 25, 2002 options for 401,026 shares are exercisable and the remaining 133,350 options become exercisable on December 31, 2002. Additional shares may be exercised proportionately to any shares sold by Mr. Krasny from his holdings. All options granted to Mr. Kass under the MPK Stock Option Plan will become exercisable in the event that Mr. Kass terminates his employment with the Company. These shares are also reported as being beneficially owned by Mr. Krasny. Also includes options, exercisable as of March 25, 2002 or within 60 days thereafter, to acquire 1,900 shares of Common Stock granted pursuant to the 2000 CDW Incentive Stock Option Plan.
(8)	Includes options, exercisable as of March 25, 2002 or within 60 days thereafter, to acquire 9,851 shares of Common Stock granted pursuant to the CDW Incentive Stock Option Plan, 9,125 shares of Common Stock granted pursuant to the 1996 CDW Incentive Stock Option Plan, 21,000 shares of Common Stock granted pursuant to a 1996 Nonstatutory Stock Option Agreement and 1,900 shares of Common Stock granted pursuant to the 2000 CDW Incentive Stock Option Plan.
(9)	Includes options, exercisable as of March 25, 2002 or within 60 days thereafter, to acquire 5,525 shares of Common Stock granted pursuant to the CDW Incentive Stock Option Plan, 6,000 shares of Common Stock granted pursuant to the 1996 CDW Incentive Stock Option Plan, 50,000 shares of Common Stock granted pursuant to a 1996 Nonstatutory Stock Option Agreement and 1,900 shares of Common Stock granted pursuant to the 2000 CDW Incentive Stock Option Plan.
(10)	Includes options, exercisable as of March 25, 2002 or within 60 days thereafter to acquire 53,916 share of Common Stock granted pursuant to the CDW Director Stock Option Plan.
(11)	For purposes of computing the aggregate number of shares owned by directors and officers of the Company as a group, shares of Common Stock beneficially owned by more than one officer are counted only once.

        Item 13.   Certain Relationships and Related Transactions.

Certain Transactions

        On February 2, 2001, the Company, as part of its publicly announced share repurchase program, entered into an agreement to purchase 1,181,818 shares of Common Stock from Mr. Zeman and an agreement to purchase 318,182 shares of Common Stock from Mr. Kass. The per-share price for both sales was $38.423, resulting in a total payment to Mr. Zeman of $45,408,993.01 and a total payment to Mr. Kass of $12,225,506.99. The per share price was determined by subtracting $0.015 per share from the closing price on the day of the agreements.

        In connection with these purchases, on February 5, 2001, the Company entered into a registration rights agreement with each of Mr. Zeman and Mr. Kass (the "Registration Rights Agreements"). The Registration Rights Agreements give each of Mr. Zeman and Mr. Kass the right to demand (a "Registration Demand"), one time in each of calendar year 2001, 2002 and 2003, that the Company register some or all of the shares of Common Stock held by him at such time or to be acquired by him pursuant to the exercise of options under the MPK Stock Option Plan. The Company will have the option, when a Registration Demand is presented to it, to either (i) purchase, at a per share price equal to $0.015 less than the then-current trading price, the shares subject to such Registration Demand, (ii) register such shares on a "shelf" registration statement pursuant to Rule 415 under the Securities Act of 1933, as amended (the "Securities Act"), or (iii) register such shares on an registration statement under the Securities Act and cooperate with Mr. Zeman or Mr. Kass, as applicable, in developing and conducting an organized marketing campaign and "road show" relating to such registration statement. The Registration Rights Agreements contain customary conditions and limitations, including those relating to blackouts resulting from material non-public information which the Company should not be forced to disclose prematurely and to giving priority to Company financings.

        On January 25, 2002, the Company received a Registration Demand from Mr. Zeman for 2,000,000 shares of Common Stock. On March 11, 2002, the Company filed a "shelf" registration statement pursuant to Rule 415 under the Securities Act covering the 2,000,000 shares of Common Stock.

        The Company has agreed to pay the costs associated with an executive assistant for Mr. Krasny during the two-year period following his resignation effective May 23, 2001. In 2001, the Company paid approximately $67,500 under this arrangement.

        PART IV

        Item 14.   Exhibits, Financial Statement Schedule and Reports on Form 8-K.

        (a)             The following documents are filed as part of this report:

                         1.        Financial Statements (See Index to Consolidated Financial Statements on page F(i) of this Report);

                         2.        Index to Financial Statement Schedule:                                                                                                   Page

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

                         3.        Exhibits required by Securities and Exchange Commission Regulation S-K, Item 601:

Exhibit No.	Description of Document
3 (a)	Articles of Incorporation of the Company (xiii)
3 (b)	Bylaws of the Company (xx)
3 (c)	Amendment to Articles of Incorporation of the Company filed with the Illinois Secretary of State on May 26, 2000 (iii)
10 (a)	CDW Computer Centers, Inc. Employees' Defined Contribution Retirement Plan and Trust (i) (xi)
10 (b)	CDW Incentive Stock Option Plan (i) (xi)
10 (c)	First Amendment to CDW Incentive Stock Option Plan (vii) (xi)
10 (d)	MPK Stock Option Plan and Agreement (i) (xi)
10 (e)	MPK Restricted Stock Plan and Agreement (i) (xi)
10 (f)	Employment and Non-Competition Agreement dated as of March 15, 1993 between the Company and Michael P. Krasny (i) (xi)
10 (g)	Employment and Non-Competition Agreement dated as of March 15, 1993 between the Company and Greg C. Zeman (i) (xi)
10 (h)	First amendment to Employment and Non-Competition Agreement dated as of January 28, 2001 between the Company and Gregory C. Zeman (xvii) (xi)
10 (i)	Employment and Non-Competition Agreement dated as of March 15, 1993 between the Company and Daniel B. Kass (i) (xi)
10 (j)	Tax Indemnification Agreement dated as of May 25, 1993 between the Company and Michael P. Krasny (i)
10 (k)	Lease Agreement dated February 22, 1993 between the Company, as lessee, and Chevy Chase Business Park Limited Partnership, as lessor, relating to the premises located in Buffalo Grove, Illinois (i)
10 (l)	First Lease Amendment dated as of May 13, 1993 to Lease Agreement dated February 22, 1993 between the Company, as lessee, and Chevy Chase Business Park Limited Partnership, as lessor, relating to the premises located in Buffalo Grove, Illinois (i)
10 (m)	CDW Director Stock Option Plan (i) (xi)

10 (n)	Lease Agreement dated January 25, 1995 between the Company, as lessee, and IJM Management Limited Partnership, as agent for the owner, as lessor, relating to the premises located in Chicago, Illinois (ii)
10 (o)	Non-statutory Stock Option Agreement dated September 5, 1996 between the Company and Harry J. Harczak, Jr. (xvi) (xi)
10 (p)	Non-statutory Stock Option Agreement dated September 5, 1996 between the Company and James R. Shanks (xvi) (xi)
10 (q)	CDW 1996 Incentive Stock Option Plan (iv) (xi)
10 (r)	First Amendment to CDW 1996 Incentive Stock Option Plan (vii) (xi)
10 (s)	CDW 1997 Officer and Manager Bonus Plan (v) (xi)
10 (t)	Revolving Note between the Company and The Northern Trust Company dated June 30, 1998 (vi)
10 (u)	CDW 1998 Officer and Manager Bonus Plan (viii) (xi)
10 (v)	First Amendment to 1996, 1997 and 1998 Officer and Manager Bonus Plans (viii) (xi)
10 (w)	CDW Officer and Manager Plan dated April 21, 1998 (xii) (xi)
10 (x)	Operating Agreement of CDW Leasing, L.L.C. (viii)
10 (y)	Loan and Security Agreement Between CDW Capital Corp. and CDW Leasing, L.L.C. (viii)
10 (z)	Lease Agreement dated October 11, 1999 between the Company as Lessee and Solano Associates as Lessor relating to the office space located at 120 S. Riverside Plaza, Chicago, Illinois (x)
10 (aa)	Revolving Note between the Company and LaSalle National Bank dated June 28, 2000 (ix)
10 (bb)	Lease Agreement dated June 19, 2000 between the Company as Lessee and Solano Associates as Lessor relating to the office space located at 10 S. Riverside Plaza, Chicago, Illinois (ix)
10 (cc)	Lease Agreement dated October 3, 2000 between the Company as Lessee and Hamilton Partners as Lessor relating to the office space located at Woodland Falls I, Mettawa, Illinois (xiv)
10 (dd)	CDW 2000 Incentive Stock Option Plan (xv) (xi)
10 (ee)	CDW Senior Management Incentive Plan (xv) (xi)
10 (ff)	Employment Agreement dated as of January 28, 2001 between the Company and John A. Edwardson (xvii) (xi)
10 (gg)	Transitional Compensation Agreement dated as of January 28, 2001 between the Company and John A. Edwardson (xvii) (xi)
10 (hh)	Award Notice of Stock Option Grant dated as of January 28, 2001 between the Company and John A. Edwardson (xvii) (xi)
10 (ii)	Restricted Stock Award dated as of January 28, 2001 between the Company and John A. Edwardson (xvii) (xi)
10 (jj)	Stock Purchase Agreement between the Company and Gregory C. Zeman dated as of February 2, 2001 (xvii)
10 (kk)	Registration Rights Agreement between the Company and Gregory C. Zeman dated as of February 5, 2001 (xvii)
10 (ll)	Stock Purchase Agreement between the Company and Daniel B. Kass dated as of February 2, 2001 (xvii)
10 (mm)	Registration Rights Agreement between the Company and Daniel B. Kass dated as of February 5, 2001 (xvii)
10 (nn)	Revolving Note between the Company and LaSalle National Bank dated June 28, 2001 (xviii)
10 (oo)	Second Lease Amendment dated April 15, 2001 between the Company as Lessee and IJM Management Limited Partnership as Lessor relating to the retail sales space located at 317 West Grand Avenue, Chicago, Illinois (xviii)
10 (pp)	Revolving Note between the Company and LaSalle Bank dated August 15, 2001 (xix)
10 (qq)	Line of Credit Demand Note between the Company and Northern Trust Company dated July 25, 2001 (xix)
10 (rr)	Separation Agreement and General Release between the Company and Paul A. Kozak dated December 3, 2001 (xi)

21	Subsidiaries of the Registrant
23	Consent of Independent Accountants

Footnotes
	(i)	Incorporated by reference from the exhibits filed with the Company's registration statement (33-59802) on Form S-1 filed under the Securities Act of 1933 filed on May 11, 1993
	(ii)	Incorporated by reference from the exhibits filed with the Company's quarterly report (0-21796) on Form 10-Q for the quarter ended June 30, 1995.
	(iii)	Incorporated by reference from the exhibits filed with the Company's Form S-8 (333-48172) filed October 18, 2000.
	(iv)	Incorporated by reference from the exhibits filed with the Company's registration statement (333-20935) on Form S-3 filed under the Securities Act of 1933 on January 31, 1997.
	(v)	Incorporated by reference from the exhibits filed with the Company's annual report (0-21796) on Form 10-K for the year ended December 31, 1997.
	(vi)	Incorporated by reference from the exhibits filed with the Company's Quarterly report (0-21796) on Form 10-Q for the quarter ended June 30, 1998.
	(vii)	Incorporated by reference from the exhibits filed with the Company's annual report (0-21796) on Form 10-K for the year ended December 31, 1998.
	(viii)	Incorporated by reference from the exhibits filed with the Company's Quarterly report (0-21796) on Form 10-Q for the quarter ended March 31, 1999.
	(ix)	Incorporated by reference from the exhibits filed with the Company's Quarterly report (0-21796) on Form 10-Q for the quarter ended June 30, 2000.
	(x)	Incorporated by reference from the exhibits filed with the Company's Quarterly report (0-21796) on Form 10-Q for the quarter ended September 30, 1999.
	(xi)	Management contract or compensatory plan or arrangement.
	(xii)	Incorporated by reference from the exhibits accompanying the Company's Notice of Annual Meeting of Shareholders and Proxy Statement filed March 26, 1999.
	(xiii)	Incorporated by reference from the exhibits filed with the Company's registration statement (33-94820) on Form S-3 filed under the Securities Act of 1933 filed on July 21, 1995.
	(xiv)	Incorporated by reference from the exhibits filed with the Company's Quarterly report (0-21796) on Form 10-Q for the quarter ended September 30, 2000.
	(xv)	Incorporated by reference from the exhibits accompanying the Company's Notice of Annual Meeting of Shareholders and Proxy Statement filed March 31, 2000.
	(xvi)	Incorporated by reference from the exhibits filed with the Company's Quarterly report (0-21796) on Form 10-Q for the quarter ended September 30, 1996.
	(xvii)	Incorporated by reference from the exhibits filed with the Company's annual report (0-21796) on Form 10-K for the year ended December 31, 2000.
	(xviii)	Incorporated by reference from the exhibits filed with the Company's Quarterly report (0-21796) on Form 10-Q for the quarter ended June 30, 2001.
	(xix)	Incorporated by reference from the exhibits filed with the Company's Quarterly report (0-21796) on Form 10-Q for the quarter ended September 30, 2001.
	(xx)	Incorporated by reference from the exhibits filed with the Company's registration statement (333-63820) on Form S-3 filed under the Securities Act of 1933 filed on June 26, 2001.

(b)	The Company did not file any reports on Form 8-K during the last quarter of the year ended December 31, 2001.
(c)	The Exhibits required by Item 601 of Regulation S-K are reflected above in Section (a) 3. of this Item.
(d)	The financial statement schedule is included as reflected in Section (a) 2. of this Item.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         CDW COMPUTER CENTERS, INC.

                            Date : March 27, 2002

              By:        /s/ John A. Edwardson
                           John A. Edwardson, Chairman and
      Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John A. Edwardson John A. Edwardson	Chairman of the Board and Chief Executive Officer	March 27, 2002

/s/ Daniel B. Kass Daniel B. Kass	Executive Vice President and Director	March 27, 2002

/s/ Harry J. Harczak, Jr. Harry J. Harczak, Jr.	Executive Vice President (principal financial officer)	March 27, 2002

/s/ Sandra M. Rouhselang Sandra M. Rouhselang	Vice-President and Controller (principal accounting officer)	March 27, 2002

/s/ Michelle L. Collins Michelle L. Collins	Director	March 27, 2002

/s/ Casey G. Cowell Casey G. Cowell	Director	March 27, 2002

/s/ Dr. Donald Jacobs Dr.Donald Jacobs	Director	March 27, 2002

/s/ Michael P. Krasny Michael P. Krasny	Director	March 27, 2002

/s/ Terry L. Lengfelder Terry L. Lengfelder	Director	March 27, 2002

/s/ Brian E. Williams Brian E. Williams	Director	March 27, 2002

/s/ Gregory C. Zeman Gregory C. Zeman	Director	March 27, 2002

ITEMS 8 AND 14(A)
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

F(i)

MANAGEMENT'S RESPONSIBILITY FOR FINANCIAL STATEMENTS

Management is responsible for the preparation, integrity and objectivity of the consolidated financial statements and other financial information presented in this report. The accompanying consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America, applying certain estimates and judgments as required.

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

PricewaterhouseCoopers LLP, independent auditors, are retained to audit CDW Computer Centers, Inc.'s financial statements. Their accompanying report is based on audits conducted in accordance with auditing standards generally accepted in the United States of America; which include the consideration of the Company's internal controls to establish a basis for reliance thereon in determining the nature, timing and extent of the audit tests to be applied.

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

John A. Edwardson                                                                                                       Harry J. Harczak, Jr.
Chairman and Chief Executive Officer                                                                       Executive Vice President

REPORT OF INDEPENDENT ACCOUNTANTS

The Board of Directors
CDW Computer Centers, Inc.
Vernon Hills, Illinois

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, shareholders' equity and cash flows present fairly, in all material respects, the financial position of CDW Computer Centers, Inc. and Subsidiaries (the "Company") at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

                                PricewaterhouseCoopers LLP

Chicago, Illinois
January 18, 2002

CDW COMPUTER CENTERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
	December 31,

	2001	2000

Assets
Current Assets:
Cash and cash equivalents	$ 145,977	$ 43,664
Marketable securities	248,404	158,957
Accounts receivable, net of allowance for doubtful accounts of $9,500 and $7,000, respectively	318,405	337,424
Merchandise inventory	119,117	110,202
Miscellaneous receivables	9,760	13,442
Deferred income taxes	9,040	6,736
Prepaid expenses and other assets	3,455	3,458

Total current assets	854,158	673,883

Property and equipment, net	69,073	61,966
Investment in and advances to joint venture	5,382	5,804
Deferred income taxes and other assets	8,416	6,784

Total assets	$ 937,029	$ 748,437

Liabilities and Shareholders' Equity
Current Liabilities:
Accounts payable	$ 106,808	$ 56,081
Accrued expenses:
Payroll, commissions and management incentive compensation	28,113	26,645
Income taxes	7,847	17,868
Exit costs	1,587	1,862
Other	14,017	9,730

Total current liabilities	158,372	112,186

Commitments and contingencies
Shareholders' Equity:
Preferred shares, $1.00 par value; 5,000 shares authorized; none issued	-	-
Common shares, $0.01 par value; 500,000 shares authorized; 88,466 and 87,465 shares issued, respectively	885	875
Paid-in capital	258,708	185,054
Retained earnings	621,299	452,613
Unearned compensation	(1,931)	(202)

	878,961	638,340
Less cost of common shares in treasury, 2,893 shares and 200 shares, respectively	(100,304)	(2,089)

Total shareholders' equity	778,657	636,251

Total liabilities and shareholders' equity	$ 937,029	$ 748,437

The accompanying notes are an integral part of the consolidated financial statements.

CDW COMPUTER CENTERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	Years Ended December 31,

	2001	2000	1999

Net sales	$ 3,961,545	$ 3,842,452	$ 2,561,239
Cost of Sales	3,434,510	3,352,609	2,237,700

Gross profit	527,035	489,843	323,539

Selling and administrative expenses	253,328	217,756	149,230
Net advertising expense	5,509	12,479	16,397

Income from operations	268,198	259,608	157,912

Interest income	12,637	9,739	4,931
Other expense, net	(859)	(690)	(450)

Income before income taxes	279,976	268,657	162,393

Income tax provision	111,290	106,388	64,308

Net income	$ 168,686	$ 162,269	$ 98,085

Earnings per share
Basic	$ 1.97	$ 1.87	$ 1.14

Diluted	$ 1.89	$ 1.79	$ 1.11

Weighted average number of common shares outstanding
Basic	85,803	87,003	86,270

Diluted	89,136	90,860	88,304

The accompanying notes are an integral part of the consolidated financial statements.

CDW COMPUTER CENTERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(in thousands)

	Common Shares		Paid-in	Retained	Unearned	Treasury Shares		Total Shareholders'
	Shares	Amount	Capital	Earnings	Compensation	Shares	Amount	Equity

Balance at December 31, 1998	86,284	$ 862	$ 80,706	$ 192,259	$ (975)	200	$ (2,089)	$ 270,763
MPK Restricted Stock Plan forfeitures			(101)		101			-
Amortization of unearned compensation					399			399
Compensatory stock option grants			1,880					1,880
Exercise of stock options	394	4	2,415					2,419
Tax benefit from stock option transactions			17,438					17,438
Net income				98,085				98,085

Balance at December 31, 1999	86,678	$ 866	$ 102,338	$ 290,344	$ (475)	200	$ (2,089)	$ 390,984
MPK Restricted Stock Plan forfeitures			(15)		15			-
Amortization of unearned compensation					258			258
Compensatory stock option grants			4,225					4,225
Exercise of stock options	787	9	7,116					7,125
Tax benefit from stock option and restricted stock transactions			71,390					71,390
Net income				162,269				162,269

Balance at December 31, 2000	87,465	$ 875	$ 185,054	$ 452,613	$ (202)	200	$ (2,089)	$ 636,251
MPK Restricted Stock Plan forfeitures			(2)		2			-
Amortization of unearned compensation					1,932			1,932
Compensatory stock option grants			2,741					2,741
Compensatory restricted stock grants	100	1	3,662		(3,663)			-
Exercise of stock options	901	9	9,127					9,136
Tax benefit from stock option and restricted stock transactions			58,126					58,126
Purchase of treasury shares						2,693	(98,215)	(98,215)
Net income				168,686				168,686

Balance at December 31, 2001	88,466	$ 885	$ 258,708	$ 621,299	$ (1,931)	2,893	$ (100,304)	$ 778,657

	The accompanying notes are an integral part of the consolidated financial statements.

CDW COMPUTER CENTERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,

	2001	2000	1999

Cash flows from operating activities:

Net income	$ 168,686	$ 162,269	$ 98,085

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation	15,383	10,478	6,788
Accretion of marketable securities	(181)	(2,930)	(3,017)
Stock-based compensation expense	4,673	4,483	2,279
Allowance for doubtful accounts	2,500	2,700	1,115
Deferred income taxes	(3,438)	(1,866)	(1,573)
Tax benefit from stock transactions	58,126	71,390	17,438

Changes in assets and liabilities:
Accounts receivable	16,519	(109,934)	(78,997)
Miscellaneous receivables and other assets	3,360	(5,940)	(1,673)
Merchandise inventory	(8,915)	16,015	(61,825)
Prepaid expenses	(495)	(2,097)	38
Accounts payable	50,727	(9,576)	24,299
Accrued compensation	1,468	(694)	11,060
Accounts income taxes and other expenses	(5,734)	7,882	9,010
Accrued exit costs	(275)	(357)	(496)

Net cash provided by operating activities	302,404	141,823	22,531

Cash flows from investing activities:

Purchases of available-for-sale securities	(1,895,807)	(116,398)	(81,567)
Redemptions of available-for-sale securities	1,790,862	60,900	53,792
Purchases of held-to-maturity securities	(94,249)	(130,781)	(50,020)
Redemptions of held-to-maturity securities	109,928	93,480	84,042
Investments in and advances to joint venture	(23,579)	(21,706)	(7,650)
Repayments of advances from joint venture	24,323	22,489	1,131
Purchase of property and equipment	(22,490)	(33,015)	(9,161)

Net cash used investing activities	(111,012)	(125,031)	(9,433)

Cash flows from financing activities:

Purchase of treasury shares	(98,215)	-	-
Proceeds from exercise of stock options	9,136	7,125	2,419

Net cash (used in)/provided by financing activities	(89,079)	7,125	2,419

Net increase in cash	102,313	23,917	15,517

Cash and cash equivalents - beginning of year	43,664	19,747	4,230

Cash and cash equivalents - end of year	$ 145,977	$ 43,664	$ 19,747

Supplementary disclosure of cash flow information:
Taxes Paid	$ 66,763	$ 28,679	$ 41,491

The accompanying notes are an integral part of the consolidated financial statements.

CDW COMPUTER CENTERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business

CDW Computer Centers, Inc. (collectively with its subsidiaries, "CDW" or the "Company") is the largest direct marketer of multi-brand computers and related technology products and services in the United States. The Company's primary business is conducted from a combined corporate office, distribution center and showroom facility located in Vernon Hills, Illinois, sales offices in Mettawa, Buffalo Grove and Chicago, Illinois and a government sales office in Lansdowne, Virginia. Additionally, the Company markets and sells products through www.cdw.com and www.cdwg.com, its Internet sites.

The Company extends credit to corporate and public sector customers under certain circumstances based upon the financial strength of the customer. Such customers are typically granted net 30 day credit terms. The balance of the Company's sales are made primarily through third party credit cards and for cash-on-delivery.

2.	Summary of Significant Accounting Policies

The Company presents below a summary of its most significant accounting policies used in the preparation of its consolidated financial statements. The Company's significant accounting policies relate to the sale, purchase, distribution and promotion of its products. Therefore, the Company's accounting policies in the areas of revenue recognition, inventory valuation, vendor purchase and merchandising arrangements and marketing activities are the most sensitive.

Recently Issued Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, "Business Combinations," and Statements of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets." These statements currently have no impact on the Company's financial position or results of operations.

In October 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement supercedes Statements of Financial Accounting Standards No. 121, and is effective for the Company in fiscal year 2002. The Company does not believe that the adoption of this statement will have a material affect on the Company's future financial position or results of operations.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of CDW Computer Centers, Inc, and its wholly owned subsidiaries, CDW Government, Inc. (CDW-G) and CDW Capital Corporation. CDW-G sells multi-brand computers and related technology products and services and focuses exclusively on serving government and educational customers. CDW Capital Corporation owns a 50% interest in CDW Leasing, L.L.C. (Note 12). The investment in CDW Leasing, L.L.C. is accounted for by the equity method. All inter-company transactions and accounts are eliminated in consolidation.

Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make extensive use of certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported periods. Significant estimates in these financial statements include allowances for doubtful accounts receivable, sales returns and pricing disputes, net realizable value of inventories, vendor transactions and loss contingencies. Actual results could differ from those estimates.

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

Revenue Recognition

The Company records revenues from sales transactions when title to products sold passes to the customer. The Company's shipping terms dictate that the passage of title occurs upon receipt of products by the customer. The majority of the Company's revenues relate to physical products and are recognized on a gross basis with the selling price to the customer recorded as net sales with the acquisition cost of the product to the Company recorded as cost of sales. At the time of sale, the Company also records an estimate for sales returns based on historical experience. Software maintenance products, third party services and extended warranties sold by the Company (for which the Company is not the primary obligor) are recognized on a net basis in accordance with SAB 101, "Revenue Recognition" and EITF 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent". Accordingly, such revenues are recognized in net sales either at the time of sale or over the contract period, based on the nature of the contract, at the net amount retained by the Company, with no cost of goods sold. In accordance with EITF 00-10, "Accounting for Shipping and Handling Fees and Costs", the Company records freight billed to its customers as net sales and the related freight costs as a cost of sales. Vendor rebates and price protection are recorded when earned as a reduction to cost of sales or merchandise inventory, as applicable.

Advertising

Advertising costs are charged to expense in the period incurred. Cooperative reimbursements from vendors, which are earned and available, are recorded in the period the related advertising expenditure is incurred. The following table summarizes advertising costs and cooperative reimbursements for the years ended December 31, 2001, 2000 and 1999, respectively (in thousands):

	2001	2000	1999
Gross advertising expenses	$ 87,352	$ 91,296	$ 65,217
Less: cooperative reimbursements	(81,843)	(78,817)	(48,820)

Net advertising expenses	$ 5,509	$ 12,479	$ 16,397

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

Fair Value of Financial Instruments

The Company estimates that the fair market value of all of its financial instruments at December 31, 2001 and 2000 are not materially different from the aggregate carrying value due to the short-term nature of these instruments.

Treasury Shares

The Company intends to hold repurchased shares in treasury for general corporate purposes, including issuances under various employee stock option plans. The Company accounts for the treasury shares using the cost method.

3.	Marketable Securities The amortized cost and estimated fair values of the Company's investments in marketable securities at December 31, 2001 and 2000 (in thousands) were:

		Gross Unrealized Holding
	Estimated			Amortized
Security Type	Fair Value	Gains	Losses	Cost

December 31, 2001
Available-for-sale:
U.S. Government and Government Agency Securities	$ 133,718	$ 573	$ -	$ 133,145
Municipal bonds	58,755	-	-	58,755

Total available-for-sale	192,473	573	-	191,900

Held-to-maturity:
U.S. Government and Government Agency Securities	44,271	140	-	44,131
Corporate fixed income securities	12,437	64	-	12,373

Total held-to-maturity	56,708	204	-	56,504

Total marketable securities	$ 249,181	$ 777	$ -	$ 248,404

December 31, 2000
Available-for-sale:
U.S. Government and Government Agency Securities	$ 86,904	$ 73	$ -	$ 86,831

Held-to-maturity:
U.S. Government and Government Agency Securities	72,223	97	-	72,126

Total marketable securities	$ 159,127	$ 170	$ -	$ 158,957

Estimated fair values of marketable securities are based on quoted market prices. The Company's investments in marketable securities at December 31, 2000 were all due in one year or less by contractual maturity. The amortized cost and estimated fair value of the Company's investments in marketable securities at December 31, 2001 by contractual maturity were (in thousands):

	Estimated	Amortized
	Fair Value	Cost

Due in one year or less	$ 223,560	$ 222,932
Due in greater than one year	25,621	25,472

Total investments in marketable securities	$ 249,181	$ 248,404

All of the marketable securities that were due in greater than one year have maturity dates prior to June 30, 2003.

4.	Property and Equipment Property and equipment consists of the following (in thousands):

	December 31,

	2001	2000

Land	$ 10,367	$ 10,367
Machinery and equipment	31,665	17,803
Building and leasehold improvements	29,032	14,735
Computer and data processing equipment	22,269	19,621
Computer software	7,861	6,985
Furniture and fixtures	6,260	3,753
Construction in progress	1,763	13,544

	109,217	86,808
Less: Accumulated depreciation	40,144	24,842

Net property and equipment	$ 69,073	$ 61,966

The Company owns approximately 45 acres of land, of which approximately 11 acres are vacant and available for future expansion.

5.	Financing Arrangements

The Company has an aggregate $70 million available pursuant to two $35 million unsecured lines of credit with two financial institutions. One line of credit expires in June 2002, at which time the Company intends to renew the line, and the other does not have a fixed expiration date. Borrowings under the first credit facility bear interest at the prime rate less 2 1/2%, LIBOR plus 1/2% or the federal funds rate plus 1/2%, as determined by the Company. Borrowings under the second credit facility bear interest at the prime rate less 2 1/2%, LIBOR plus .45% or the federal funds rate plus .45%, as determined by the Company. At December 31, 2001, there were no borrowings under either of the credit facilities.

6.	Trade Financing Agreements

The Company has entered into security agreements with certain financial institutions ("Flooring Companies") in order to facilitate the purchase of inventory from various suppliers under certain terms and conditions. The agreements allow for a maximum credit line of $84.0 million collateralized by inventory purchases financed by the Flooring Companies. At December 31, 2001 and 2000, the Company owed the Flooring Companies approximately $20.5 million and $18.6 million, respectively, which is included in trade accounts payable.

7.	Operating Leases and Exit Costs

The Company is obligated under various operating lease agreements, primarily for office facilities, in the Chicago metropolitan area. The lease agreements generally provide for minimum rent payments and a proportionate share of operating expenses and property taxes, and include certain renewal and expansion options. For the years ended December 31, 2001, 2000 and 1999, rent expense was $7.6 million, $2.0 million and $432,000, respectively. Additionally, $572,000, $571,000 and $573,000 of rental payments were charged to the exit liability in 2001, 2000 and 1999 respectively. Future minimum lease payments are as follows:

Years Ended December 31,	Amount (in 000's)
2002	$ 6,858
2003	6,988
2004	6,322
2005	6,432
2006	6,424
Thereafter	28,141
Total future minimum lease payments	$ 61,165

The Company recorded a $4.0 million pre-tax charge to operating results for exit costs relating to its leased Buffalo Grove facility in the first quarter of 1996. The exit costs consist primarily of the estimated cost to the Company of subleasing the vacated facility, including holding costs, the estimated costs of restoring the building to its original condition and certain asset write-offs resulting from the relocation. During 2001, 2000 and 1999, the Company charged approximately $565,000, $357,000 and $496,000 against the exit accrual, respectively. These amounts include cash payments for rent, real estate taxes and restoration, net of sublease payments.

The Company has occupied a portion of the Buffalo Grove facility since 1999 and continues to do so. In 2001, the Company recorded an additional $290,000 pre-tax charge to operating results to cover additional exit costs anticipated by the Company relating to its leased Buffalo Grove facility. The Buffalo Grove lease term expires in December, 2003. The Company will continue to evaluate the future use of the warehouse space and will continue to adjust the remaining exit liability as necessary.

8.	Income Taxes Components of the provision (benefit) for income taxes for the years ended December 31, 2001, 2000 and 1999 consist of (in thousands):

Current:	2001	2000	1999

Federal	$ 95,503	$ 89,520	$ 54,135
State	19,224	18,734	11,746

	114,727	108,254	65,881
Deferred	(3,437)	(1,866)	(1,573)

Provision for income taxes	$ 111,290	$ 106,388	$ 64,308

The current income tax liabilities for 2001, 2000 and 1999 were reduced by $58.1 million, $71.4 million and $17.4 million, respectively, for tax benefits recorded directly to paid-in capital relating to the exercise and vesting of shares pursuant to the CDW Stock Option Plan, the MPK Stock Option Plan and the MPK Restricted Stock Plan.

The reconciliation between the statutory tax rate expressed as a percentage of income before income taxes and the actual effective tax rate for 2001, 2000 and 1999 is as follows:

	2001	2000	1999

Statutory federal income tax rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	4.3	4.5	4.6
Other	0.5	0.1	0.0

Total	39.8%	39.6%	39.6%

The tax effect of temporary differences that give rise to the net deferred income tax asset at December 31, 2001 and 2000 are presented below (in thousands):

	2001	2000

Current:
Accounts receivable	$ 4,463	$ 3,364
Payroll and benefits	2,974	2,621
Merchandise inventory	583	438
Accrued expenses	1,020	313

Subtotal Current	9,040	6,736

Non-current:
Employee stock plans	6,332	5,514
Exit charge	635	745
Property and equipment	(37)	199
Other	843	181

Subtotal Non-current	7,773	6,639

Net deferred tax asset	$ 16,813	$ 13,375

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

CDW Stock Option Plans

The Company has established certain stock-based compensation plans for the benefit of its directors and coworkers. Pursuant to these plans the Company has reserved a total of 7,169,400 common shares for future stock option grants. The plans generally include vesting requirements from 3 to 10 years and option lives of up to 20 years. Options may be granted at exercise prices ranging from $0.01 to the market price of the common stock at the date of grant.

Option activity for the years ended December 31, 1999, 2000 and 2001 was as follows:

	Shares	Weighted-Average Exercise Price	Options Exercisable

Balance at January 1, 1999	9,540,508	$ 15.20	452,180

Options granted	3,700,390	31.10
Options exercised	(394,404)	6.13
Options forfeited	(649,060)	17.21

Balance at December 31, 1999	12,197,434	20.21	819,910

Options granted	985,250	25.84
Options exercised	(787,028)	9.02
Options forfeited	(355,893)	25.78

Balance at December 31, 2000	12,039,763	21.24	1,202,352

Options granted	1,973,514	35.01
Options exercised	(901,386)	10.13
Options forfeited	(463,015)	19.93

Balance at December 31, 2001	12,648,876	$ 24.01	1,300,460

For the years ended December 31, 2001, 2000 and 1999, the weighted-average fair value of options granted was as follows:

	2001	2000	1999

Exercise price equals market price at time of grant	$ 20.51	$ 21.25	$ 22.88
Exercise price is less than market price at time of grant	$ 53.70	$ 27.87	$ 39.31

The following table summarizes the status of outstanding stock options as of December 31, 2001:

	Options Outstanding			Options Exercisable

Range of Exercise Prices	Number of Options Outstanding	Weighted-Average Remaining Contractual Life (in years)	Weighted-Average Exercise Price	Number of Options Exercisable	Weighted-Average Exercise Price

$0.003 - $0.01	350,622	18.3	$ 0.01	-	$ -
$2.33 - $3.25	10,800	13.0	$ 2.96	-	$ -
$5.68 - $6.75	205,480	13.8	$ 6.54	205,480	$ 6.54
$10.00 - $14.83	3,775,714	15.5	$ 13.66	817,867	$ 13.84
$16.20 - $23.99	2,254,544	17.0	$ 23.86	277,113	$ 23.98
$24.31 - $34.52	2,883,092	17.8	$ 26.20	-	$ -
$36.62 - $45.31	3,118,624	13.9	$ 37.91	-	$ -
$63.375	50,000	19.0	$ 63.38	-	$ -

$0.003 - $63.375	12,648,876	16.0	$ 24.01	1,300,460	$ 14.85

Had the Company elected to apply the provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" (SFAS 123) regarding recognition of compensation expense to the extent of the calculated fair value of stock options, reported net income and earnings per share would have been reduced as follows:

(in 000's, except per share amounts)
	2001	2000	1999

Net income, as reported	$ 168,686	$ 162,269	$ 98,085
Pro forma net income	$ 145,568	$ 149,211	$ 90,525

Basic earnings per share, as reported	$ 1.97	$ 1.87	$ 1.14
Diluted earnings per share, as reported	$ 1.89	$ 1.79	$ 1.11

Pro forma basic earnings per share	$ 1.70	$ 1.72	$ 1.05
Pro forma diluted earnings per share	$ 1.63	$ 1.67	$ 1.03

The effects of applying SFAS 123 in the above pro forma disclosure are not likely to be representative of the effects disclosed in future years because the pro forma calculations exclude stock options granted before 1995.

For purposes of the SFAS 123 pro forma net income and earnings per share calculations, the fair value of each option grant is estimated as of the date of grant using the Black-Scholes option-pricing model. The weighted-average assumptions used in determining fair value as disclosed for SFAS 123 are shown in the following table:

	2001	2000	1999

Risk-free interest rate	4.8%	5.0%	6.1%
Dividend yield	0.0%	0.0%	0.0%
Option life (years)	4.8	8.7	9.8
Stock price volatility	62.4%	57.6%	54.6%

MPK Stock Option Plan

Effective December 31, 1992, the Company's then majority shareholder established the MPK Stock Option Plan pursuant to which he granted non-forfeitable options to certain officers to purchase 16,573,500 shares of common stock owned by him at an exercise price of $.004175 per share. Options were exercised as follows:

Transaction Year	Number of Options Exercised

1994	1,844,892
1995	1,353,258
1997	545,746
1998	659,752
1999	1,743,992
2000	4,180,888
2001	2,751,732

Options for 2,731,240 shares for the two remaining participants are exercisable as of December 31, 2001 and the remaining 762,000 become exercisable on December 31, 2002.

MPK Restricted Stock Plan

Effective upon the closing of the Company's initial public offering in 1993, the then majority shareholder established the MPK Restricted Stock Plan. Pursuant to this plan, such majority shareholder allocated 2,674,416 shares of his common stock to be held in escrow for the benefit of those persons employed by the Company as of December 31, 1992. The number of shares allocated to each employee was dependent upon the employee's years of service and salary history. As a result of these grants, which provided for vesting based upon continuous employment with the Company or its subsidiaries through January 1, 2000, the Company recorded a capital contribution and offsetting deferred charge of approximately $2.8 million for unearned compensation equal to the number of shares granted, times $1.0425 per share.

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

As of December 31, 2001, 660,236 shares were outstanding under the modified terms, of which 330,118 shares vested on January 1, 2002 with the remaining shares vesting on January 1, 2003.

MPK Stock Plans, Tax Benefits

The exercise and vesting of shares pursuant to the MPK Stock Option Plan, MPK Restricted Stock Plan and the CDW Incentive Stock Option Plan resulted in the realization by the Company of tax benefits of $59.2 million in 2001, $72.5 million in 2000 and $17.8 million in 1999, of which $1.1 million, $1.1 million and $0.4 million, respectively, were previously recorded in deferred taxes. The incremental tax benefits of $58.1 million in 2001, $71.4 million in 2000 and $17.4 million in 1999 were recorded to paid-in capital.

Restricted Stock

On January 28, 2001, the Company granted a restricted stock award of 100,000 shares of common stock to its Chairman and Chief Executive Officer that will vest in equal annual installments on the first four anniversaries of the date of grant. Compensation expense related to this restricted stock award is recognized over the vesting period.

10.	Earnings Per Share

At December 31, 2001, the Company had outstanding common shares totaling 85,573,742. The Company has also granted options to purchase common shares to the coworkers of the Company as discussed in Note 9. These options have a dilutive effect on the calculation of earnings per share. The following table is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations as required by SFAS 128.

	Years ended December 31, (in 000's except per share data)

	2001	2000	1999

Basic earnings per share:
Income available to common shareholders (numerator)	$ 168,686	$ 162,269	$ 98,085

Weighted average common shares outstanding (denominator)	85,803	87,003	86,270

Basic earnings per share	$ 1.97	$ 1.87	$ 1.14

Diluted earnings per share:
Income available to common shareholders (numerator)	$ 168,686	$ 162,269	$ 98,085

Weighted average common shares outstanding	85,803	87,003	86,270
Effect of dilutive securities: Options on common stock	3,333	3,857	2,034

Total common shares and dilutive securities (denominator)	89,136	90,860	88,304

Diluted earnings per share	$ 1.89	$ 1.79	$ 1.11

Additional options to purchase common shares were outstanding during the year ended December 31, 2001 but were not included in the computation of diluted earnings per share as the exercise price of these options was greater than the average market price of common shares during the respective periods. The following table summarizes the weighted average number of options outstanding and the weighted average exercise price of those options, which were excluded from the calculation:

	Years Ended December 31, (in 000's except per share data)

Weighted average number of options	59	50
Weighed average exercise price per share	$ 60.57	$ 63.38

The options were all outstanding at December 31, 2001 and 2000, respectively.

11.	Profit Sharing and 401(k) Plan

The Company has a profit sharing plan that includes a salary reduction feature established under the Internal Revenue Code Section 401(k) covering substantially all employees. Contributions by the Company to the profit sharing plan are made in cash and determined at the discretion of the Board of Directors. For the years ended December 31, 2001, 2000 and 1999, the Company's profit sharing expense was $3,060,000, $3,600,000 and $2,639,000, respectively.

12.	Leasing Joint Venture

In April 1999, CDW Capital Corporation ("CDWCC"), a wholly-owned subsidiary of the Company, and First Portland Corporation ("FIRSTCORP"), an unrelated third party leasing company, formed CDW Leasing, L.L.C. ("CDW-L"), a joint venture that is 50 percent owned by each of CDWCC and FIRSTCORP. CDW-L provides captive leasing services to the Company's customers. Under the terms of an operating agreement, FIRSTCORP provides leasing management services to CDW-L, with net earnings of the venture allocated 50% to the Company and 50% to FIRSTCORP. CDWCC and FIRSTCORP each contributed $600,000 to the capital of CDW-L, maintain equal operating control over CDW-L and have an equal number of seats on the Board of Managers of the joint venture.

At December 31, 2001, CDWCC has a $5.4 million net investment in and loan to CDW-L. CDWCC is committed to loan up to $10 million to CDW-L to fund new leases of which $4.7 million is outstanding as of December 31, 2001 and $4.2 million is subordinated to CDW-L's loan from a financial institution. In 2000, CDW-L obtained a financing commitment for $25 million from a financial institution. This commitment was increased to $40 million in 2001, of which $19.6 million was outstanding and $20.4 million remained available at December 31, 2001. The financing commitment, collateralized by lease receivables, requires CDW-L to meet certain financial covenants and is without recourse to CDWCC or the Company. Under the terms of the financing agreements, CDW-L's total loans outstanding are limited to a maximum of 90% of the present value of the lease payments receivable, discounted at the prime rate. At December 31, 2001, CDW-L's total loans outstanding and related terms were:

CDW LEASING, L.L.C. LOANS OUTSTANDING AND RELATED TERMS

Lender	Type of Instrument	Maturity	Interest Rate as of December 31, 2001	Outstanding Balance at December 31, 2001 (in 000's)

Financial Institution	Term Note	Various thru 11/26/03	5.76% - 9.03%	$ 15,600

Financial Institution	Revolving Note	8/23/02	3.9375%	$ 4,000

CDWCC	Subordinated Note	Payable on Demand	6.876% (LIBOR + 5.0%)	$ 4,200

CDWCC	Non-Subordinated Note	Payable on Demand	4.076% (LIBOR + 2.2%)	$ 500

Total				$ 24,300

At December 31, 2001, the present value of CDW-L's borrowing base was $27.2 million and CDW-L was in compliance with all of the covenants under the agreement.

13.	Contingencies As of December 31, 2001, the Company was not a party to any material legal proceedings.

14.	Segment Information

The Company is engaged in the sale of multi-brand computers and related technology products and services primarily through direct marketing. The Company has two operating segments: corporate, which is primarily comprised of corporate customers but also includes consumers, and public sector, which is comprised of federal, state and local government and education customers. In accordance with Statement of Financial Accounting Standards (FAS) 131, "Disclosure about Segments of an Enterprise and Related Information," the internal organization that is used by management for making operating decisions and assessing performance is the source of the Company's reportable segments.

The accounting policies of the segments are the same as those described above in the "Summary of Significant Accounting Policies." The Company allocates resources to and evaluates performance of its business segments based on both sales and operating income. The Company's corporate segment provides purchasing, merchandising, accounting, information technology, marketing, distribution and fulfillment services to the public sector segment. Certain elements of gross margin and operating expenses are subject to intercompany service agreements which provide for, among other things, a mark-up on intercompany sales and allocation of indirect expenses such as occupancy, operations and other support, payroll, training and benefits. The table below presents information about the Company's reportable segments:

Year Ended December 31, 2001 (in 000's)

	Corporate	Public Sector	Eliminations	Consolidated

External customer sales	$ 3,280,632	$ 680,913	$ -	$ 3,961,545
Transfers between segments	619,819	-	(619,819)	-

Total sales	$ 3,900,451	$ 680,913	$ (619,819)	$ 3,961,545

Operating income	$ 245,539	$ 22,659	$ -	$ 268,198

Net interest income and other				11,778

Pretax income				$ 279,976

Total assets	$ 920,993	$ 62,168	$ (46,132)	$ 937,029

Year Ended December 31, 2000 (in 000's)

	Corporate	Public Sector	Eliminations	Consolidated

External customer sales	$ 3,424,173	$ 418,279	$ -	$ 3,842,452
Transfers between segments	382,469	-	(382,469)	-

Total sales	$ 3,806,642	$ 418,279	$ (382,469)	$ 3,842,452

Operating income	$ 245,872	$ 13,736	$ -	$ 259,608

Net interest income and other				9,049

Pretax income				$ 268,657

Total assets	$ 741,428	$ 40,060	$ (33,051)	$ 748,437

Year Ended December 31, 1999 (in 000's)

	Corporate	Public Sector	Eliminations	Consolidated

External customer sales	$ 2,303,557	$ 257,682	$ -	$ 2,561,239
Transfers between segments	231,456	-	(231,456)	-

Total sales	$ 2,535,013	$ 257,682	$ (231,456)	$ 2,561,239

Operating income	$ 152,943	$ 4,969	$ -	$ 157,912

Net interest income and other				4,481

Pretax income				$ 162,393

Total assets	$ 508,303	$ 19,238	$ (21,626)	$ 505,915

The Company's assets are primarily managed as part of the corporate segment, including all property, equipment and inventory. As a result, capital expenditures and related depreciation are immaterial for the public sector segment. The public sector segment assets consist principally of cash and cash equivalents, accounts receivable, including intercompany accounts, and property and equipment.

Sales, operating expenses and income relating to the Company's investment in CDW Leasing, L.L.C., accounted for under the equity method, are immaterial to the Company as a whole and are evaluated by management for making operating decisions and allocating resources as part of the corporate segment.

The following schedule presents net sales dollars by product category for all segments as a percentage of total net sales dollars. Product lines are based upon internal product code classifications. Product mix for the years ended December 31, 2000 and 1999 has been retroactively adjusted for certain changes in individual product categorization.

Analysis of Product Mix	Years Ended December 31,

	2001	2000	1999

Notebook Computers and Accessories	14.7%	19.5%	19.6%

Desktop Computers and Servers	13.4	15.7	16.1

Subtotal Computer Products	28.1	35.2	35.7

Software	16.8	12.2	13.1

Data Storage Devices	14.5	13.8	14.0

Printers	12.9	11.4	12.4

Net/Comm Products	9.5	9.1	8.4

Video	8.4	7.7	7.1

Add-on Boards/Memory	4.3	6.0	5.0

Input Devices	2.9	2.5	2.5

Supplies, Accessories and Other	2.6	2.1	1.8

Total	100.0%	100.0%	100.0%

No single customer accounted for more than 1.0% of net sales in fiscal years 2001, 2000, or 1999. Less than 1.0% of the Company's revenues are comprised of sales to customers outside of the United States.

15.	Share Repurchase Program

In January 2001, the Company's Board of Directors authorized the purchase of up to 5 million shares of its common stock, slightly more than 5% of its total outstanding shares, from time to time in both open market and private transactions, as conditions warrant. The repurchase program is expected to remain effective through approximately December 2002, unless sooner completed or terminated by the Board of Directors. The Company intends to hold the repurchased shares in treasury for general corporate purposes, including issuances under various employee stock option plans. In connection with the program, the Company purchased 2,692,500 shares of its common stock during the year ended December 31, 2001, at a total cost of approximately $98.2 million. These repurchases included a total of 1.5 million shares repurchased on February 2, 2001, at a total cost of $57.6 million ($38.423 per share) from Gregory C. Zeman, Director and then Vice Chairman, and Daniel B. Kass, Executive Vice President and Director.

16.	Public Offering of Common Shares

In August 2001, Michael P. Krasny, the Chairman Emeritus, principal shareholder and Director of the Company, Gregory C. Zeman, a Director and then Vice Chairman of the Company and Daniel B. Kass, the Executive Vice President and a Director of the Company, sold 10,562,500 shares of common stock through a secondary public offering at a price of $40.00 per share. The Company did not receive any proceeds from the sale of their shares and the number of outstanding common shares was not impacted. The shares sold by Mr. Zeman and Mr. Kass were acquired from Mr. Krasny through the exercise of options previously granted to them pursuant to the MPK Stock Option Plan. The sale of shares by Mr. Zeman and Mr. Kass resulted in the realization by the Company in the year ended December 31, 2001 of an income tax benefit of approximately $43.5 million, of which approximately $600,000 was previously recorded to deferred taxes. The incremental tax benefit of $42.9 million was recorded as an increase to paid-in-capital. Additionally, the Company recorded incremental payroll tax expense related to the option exercise of approximately $1.6 million, which reduced diluted earnings per share by approximately $0.01 per share.

17.	Selected Quarterly Financial Data (Unaudited) The following information is for the years ended December 31, 2001 and 2000 (in thousands, except per share data):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

December 31, 2001

Net sales	$ 987,245	$ 995,045	$ 991,065	$ 988,190
Gross profit	130,119	132,623	133,974	130,319
Income before income taxes	67,181	71,418	71,760	69,617
Net Income	40,476	43,030	43,235	41,945
Earnings per share:
Basic	$ 0.47	$ 0.50	$ 0.50	$ 0.49
Diluted	$ 0.45	$ 0.48	$ 0.49	$ 0.47

December 31, 2000

Net sales	$ 863,988	$ 943,342	$ 1,028,051	$ 1,007,071
Gross profit	109,213	122,221	131,134	127,275
Income before income taxes	58,428	66,307	74,387	69,535
Net Income	35,291	40,049	44,930	41,999
Earnings per share:
Basic	$ 0.41	$ 0.46	$ 0.52	$ 0.48
Diluted	$ 0.39	$ 0.44	$ 0.49	$ 0.46

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
CDW Computer Centers, Inc.

Our audits of the consolidated financial statements of CDW Computer Centers, Inc. and Subsidiaries referred to in our report dated January 18, 2002 appearing on page F-2 of this Form 10-K also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

                                               PricewaterhouseCoopers LLP

Chicago, Illinois
January 18, 2002

S-1

CDW COMPUTER CENTERS, INC.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

Years ended December 31, 2001, 2000 and 1999
 (in thousands)

Column A	Column B	Column C		Column D	Column E

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period

Year ended December 31, 2001 Deducted in the balance sheet from the asset to which it applies: Allowance for doubtful accounts	$7,000	$8,384	$	$ 5,884 (a)	$9,500

Year ended December 31, 2000 Deducted in the balance sheet from the asset to which it applies: Allowance for doubtful accounts	$4,300	$6,817	$	$ 4,117 (a)	$7,000

Year ended December 31, 1999 Deducted in the balance sheet from the asset to which it applies: Allowance for doubtful accounts	$3,185	$2,291	$	$ 1,176 (a)	$4,300

Note:

(a)         Uncollectible items written off, less recoveries of items previously written off.

S-2

EXHIBIT 21

CDW COMPUTER CENTERS, INC.
SIGNIFICANT SUBSIDIARIES

Subsidiary	State of Incorporation

CDW Government, Inc.	Illinois

EXHIBIT 23

CONSENT OF INDEPENDENT ACCOUNTANTS
DATED MARCH 27, 2002

CONSENT OF INDEPENDENT ACCOUNTANTS

We hereby consent to the incorporation by reference in the Registration Statements on Form S-8 (No. 333-43925, No. 333-48172, and No. 333-94223) and on Form S-3 (No. 333-84122) of CDW Computer Centers, Inc. of our reports dated January 18, 2002 relating to the financial statements and financial statement schedule, which appear in this Form 10-K.

                                               PricewaterhouseCoopers LLP

Chicago, Illinois
March 27, 2002