Form 10-K/A
period 2001-12-31
CDW COMPUTER CENTERS INC
filed 2002-04-16
CIK 899171

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K/A
(Amendment No. 1)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K.   [   ]

The aggregate market value of the Common Stock held by non-affiliates as of April 12, 2002, was approximately $2.937 billion, based upon the closing market price per share of $49.41.

As of April 12, 2002, the registrant had 85,949,156 shares of Common Stock, $0.01 par value, outstanding.

        This amendment is being filed to correct a clerical error included in the Company's Annual Report on Form 10-K filed on March 27, 2002. The error occurred in the Company's response to Item 11. Set forth below is the complete text of the Company's response to Item 11, as amended to correct the initial error.

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

Option Grants

        Information with respect to grants of stock options to Named Officers during 2001 is set forth below.

OPTIONS GRANTS IN LAST FISCAL YEAR

Individual Grants							Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term

(a)	(b)	(c)		(d)	(e)	(f)	(g)
Name	Options Granted	% of Total Options Granted Employees in Fiscal Year		Exercise or Base Price ($/Sh)	Market Price on Grant Date ($/Sh)	Expiration Date	0% ($)	5% ($)	10% ($)

Michael P. Krasny	---		---	---	---	---	---	---	---

John A. Edwardson	1,600,000	(1)	85.77%	$36.625	$36.625	1/28/2011	$0	$36,853,226	$93,393,309
	8,067	(2)	0.43%	$0.010	$53.710	12/31/2021	$433,198	$1,149,539	$2,914,801

Gregory C. Zeman	9,500	(3)	0.51%	$33.375	$33.375	3/12/2021	$0	$524,201	$1,815,973
	11,226	(2)	0.60%	$0.010	$53.710	12/31/2021	$602,836	$1,599,694	$4,056,223

Daniel B. Kass	9,500	(3)	0.51%	$33.375	$33.375	3/12/2021	$0	$524,201	$1,815,973
	11,102	(2)	0.60%	$0.010	$53.710	12/31/2021	$596,177	$1,582,024	$4,011,419

Harry J. Harczak, Jr.	9,500	(3)	0.51%	$33.375	$33.375	3/12/2021	$0	$524,201	$1,815,973
	6,549	(2)	0.35%	$0.010	$53.710	12/31/2021	$351,681	$933,226	$2,366,311

James R. Shanks	9,500	(3)	0.51%	$33.375	$33.375	3/12/2021	$0	$524,201	$1,815,973
	6,549	(2)	0.35%	$0.010	$53.710	12/31/2021	$351,681	$933,226	$2,366,311

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

COMPENSATION AND STOCK OPTION COMMITTEE

Michelle L. Collins
Casey G. Cowell
Brian E. Williams

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to a report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         CDW COMPUTER CENTERS, INC.

                            Date : April 16, 2002

              By:        /s/ Barbara A. Klein
 Barbara A. Klein
                                                   Sr. Vice President and Chief Financial Officer