Form 10-Q
period 2002-03-31
CDW COMPUTER CENTERS INC
filed 2002-05-06
CIK 899171

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2002
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____________ to _____________

Commission file number         0-21796

CDW Computer Centers, Inc.
(Exact name of registrant as specified in its charter)

Illinois	36-3310735
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
200 N. Milwaukee Ave.	60061
Vernon Hills, Illinois	(Zip Code)
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

        As of April 30, 2002, 89,041,313 common shares were issued and 85,993,813 were outstanding.

CDW COMPUTER CENTERS, INC.

TABLE OF CONTENTS

			Page No.
PART I.	Financial Information
	Item 1.	Financial Statements (unaudited):
		Condensed Consolidated Balance Sheets - March 31, 2002 and December 31, 2001	1
		Condensed Consolidated Statements of Income - Three months ended March 31, 2002 and 2001	2
		Condensed Consolidated Statement of Shareholders' Equity - Three months ended March 31, 2002	3
		Condensed Consolidated Statements of Cash Flows - Three months ended March 31, 2002 and 2001	4
		Notes to Condensed Consolidated Financial Statements	5 - 9
	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	10 - 15
	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	16
PART II.	Other Information
	Item 1.	Legal Proceedings	16
	Item 6.	Exhibits and Reports on Form 8-K	16

Part I. Financial Information

Item 1. Financial Statements

CDW COMPUTER CENTERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31, 2002	December 31, 2001

	(unaudited)
Assets
Current Assets:
Cash and cash equivalents	$ 114,365	$ 145,977
Marketable Securities	277,811	248,404
Accounts receivable, net of allowance for doubtful accounts of $9,900 and $9,500, respectively	345,741	318,405
Merchandise inventory	137,678	119,117
Prepaid income taxes	23,361	-
Miscellaneous receivables	41,821	9,760
Deferred income taxes	9,040	9,040
Prepaid expenses	2,805	3,455

Total current assets	952,622	854,158

Property and equipment, net	66,734	69,073
Investment in and advances to joint venture	5,395	5,382
Deferred income taxes and other assets	7,661	8,416

Total assets	$ 1,032,412	$ 937,029

Liabilities and Shareholders' Equity
Current Liabilities:
Accounts payable	$ 122,204	$ 106,808
Accrued expenses:
Compensation	22,910	28,113
Income taxes	-	7,847
Other	15,378	15,604

Total current liabilities	160,492	158,372

Commitments and contingencies
Shareholders' Equity:
Preferred shares, $1.00 par value; 5,000 shares authorized; none issued	-	-
Common shares, $0.01 par value; 500,000 shares authorized; 88,997 and 88,466 shares issued, respectively	890	885
Paid-in capital	318,496	258,708
Retained earnings	662,055	621,299
Unearned compensation	(1,607)	(1,931)

	979,834	878,961
Less cost of common shares in treasury, 3,048 shares and 2,893 shares, respectively	(107,914)	(100,304)

Total shareholders' equity	871,920	778,657

Total liabilities and shareholders' equity	$ 1,032,412	$ 937,029

The accompanying notes are an integral part of the consolidated financial statements.

CDW COMPUTER CENTERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,

	2002	2001

Net sales	$ 1,002,836	$ 987,245
Cost of Sales	872,673	857,126

Gross profit	130,163	130,119

Selling and administrative expenses	64,236	63,843
Net advertising expense	733	2,813

Income from operations	65,194	63,463

Interest income	2,500	3,824
Other expense, net	(328)	(106)

Income before income taxes	67,366	67,181

Income tax provision	26,610	26,705

Net income	$ 40,756	$ 40,476

Earnings per share
Basic	$ 0.47	$ 0.47

Diluted	$ 0.45	$ 0.45

Weighted average number of common shares outstanding
Basic	85,842	86,194

Diluted	89,750	89,089

The accompanying notes are an integral part of the consolidated financial statements.

CDW COMPUTER CENTERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(in thousands)
(unaudited)

	Common Shares		Paid-in	Retained	Unearned	Treasury Shares		Total Shareholders'
	Shares	Amount	Capital	Earnings	Compensation	Shares	Amount	Equity

Balance at December 31, 2001	88,466	$ 885	$ 258,708	$ 621,299	$ (1,931)	2,893	$ (100,304)	$ 778,657
MPK Restricted Stock Plan forfeitures			(21)		21			-
Amortization of unearned compensation					303			303
Exercise of stock options	531	5	7,158					7,163
Tax benefit from stock option and restricted stock transactions			52,651					52,651
Purchase of treasury shares						155	(7,610)	(7,610)
Net income				40,756				40,756

Balance at March 31, 2002	88,997	$ 890	$ 318,496	$ 662,055	$ (1,607)	3,048	$ (107,914)	$ 871,920

	The accompanying notes are an integral part of the consolidated financial statements.

CDW COMPUTER CENTERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,

	2002	2001

Cash flows from operating activities:

Net income	$ 40,756	$ 40,476

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation	4,213	3,181
Accretion of marketable securities	213	(160)
Stock-based compensation expense	303	477
Allowance for doubtful accounts	400	1,000
Deferred income taxes	1,296	380
Tax benefit from stock option and restricted stock transactions	52,651	4,422

Changes in assets and liabilities:
Accounts receivable	(27,736)	8,148
Miscellaneous receivables and other assets	(32,205)	2,030
Merchandise inventory	(18,561)	(43,095)
Prepaid expenses	109	28
Prepaid income taxes	(23,361)	-
Accounts payable	15,396	65,850
Accrued compensation	(5,203)	(2,516)
Accounts income taxes and other expenses	(8,073)	9,032

Net cash provided by operating activities	198	89,253

Cash flows from investing activities:

Purchases of available-for-sale securities	(108,500)	(19,250)
Redemptions of available-for-sale securities	156,375	52,000
Purchases of held-to-maturity securities	(86,240)	-
Redemptions of held-to-maturity securities	8,745	33,378
Investments in and advances to joint venture	(6,369)	(5,648)
Repayments of advances from joint venture	6,500	4,749
Purchase of property and equipment	(1,874)	(6,245)

Net cash (used in)/provided by investing activities	(31,363)	58,984

Cash flows from financing activities:

Purchase of treasury shares	(7,610)	(71,381)
Proceeds from exercise of stock options	7,163	600

Net cash used in financing activities	(447)	(70,781)

Net (decrease) increase in cash	(31,612)	77,456

Cash and cash equivalents - beginning of period	145,977	43,664

Cash and cash equivalents - end of period	$ 114,365	$ 121,120

The accompanying notes are an integral part of the consolidated financial statements.

CDW COMPUTER CENTERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.     Description of Business

        CDW Computer Centers, Inc. (collectively with its subsidiaries, the "Company" or "CDW") is the largest direct marketer of multi-brand computers and related technology products and services in the United States. Our primary business is conducted from a combined corporate office, distribution center and showroom facility located in Vernon Hills, Illinois, sales offices in Mettawa, Buffalo Grove and Chicago, Illinois and a government sales office in Lansdowne, Virginia. Additionally, we market and sell products through www.cdw.com and www.cdwg.com, our Internet sites.

        We extend credit to corporate and public sector customers under certain circumstances based upon the financial strength of the customer. Such customers are typically granted net 30 day credit terms. The balance of our sales are made primarily through third party credit cards and for cash-on-delivery.

2.     Summary of Significant Accounting Policies

Basis of Presentation

        The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States. Such principles were applied on a basis consistent with those reflected in the 2001 Annual Report on Form 10-K and documents incorporated therein as filed with the Securities and Exchange Commission. The accompanying financial data should be read in conjunction with the notes to consolidated financial statements contained in the 2001 Annual Report on Form 10-K and documents incorporated therein. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting solely of normal recurring accruals) necessary to present fairly our financial position as of March 31, 2002 and December 31, 2001, the results of operations for the three months ended March 31, 2002 and 2001, the cash flows for the three months ended March 31, 2002 and 2001, and the changes in shareholders' equity for the three months ended March 31, 2002. The unaudited condensed consolidated statements of income for such interim periods are not necessarily indicative of results for the full year.

        We adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" in 2002. This statement supercedes Statement of Financial Accounting Standards No. 121. We have determined that the Statement has no significant impact on our financial statements for the three months ended March 31, 2002 nor do we expect it to have any impact for the year ended December 31, 2002.

Pervasiveness of Estimates

        The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make use of certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reported periods. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates, and revisions to estimates are included in our results for the period in which the actual amounts become known.

3.      Marketable Securities

        The amortized cost and estimated fair values of our investments in marketable securities at March 31, 2002, were (in thousands):

		Gross Unrealized Holding
	Estimated			Amortized
	Fair Value	Gains	(Losses)	Cost

Security Type
Available-for-sale:
U.S. government and government agency securities	$ 84,741	$ 241	$ -	$ 84,500
Municipal bonds	59,464	-	(1)	59,465

Total available-for-sale	144,205	241	(1)	143,965

Held-to-maturity:
U.S. government and government agency securities	123,943	-	(258)	124,201
Corporate fixed income securities	9,675	30	-	9,645

Total held-to-maturity	133,618	30	(258)	133,846

Total marketable securities	$ 277,823	$ 271	$ (259)	$ 277,811

         Estimated fair values of marketable securities are based on quoted market prices. The amortized cost and estimated fair value of our investments in marketable securities at March 31, 2002 by contractual maturity were (in thousands):

	Estimated	Amortized
	Fair Value	Cost

Due in one year or less	$ 253,037	$ 252,913
Due in greater than one year	24,786	24,898

Total investments in marketable securities	$ 277,823	$ 277,811

        All of the marketable securities that were due in greater than one year have maturity dates prior to September 30, 2003.

4.     Financing Arrangements

        We have an aggregate $70 million available pursuant to two $35 million unsecured lines of credit with two financial institutions. One line of credit expires in June 2002, at which time we intend to renew the line, and the other does not have a fixed expiration date. Borrowings under the first credit facility bear interest at the prime rate less 2 1/2%, LIBOR plus 1/2% or the federal funds rate plus 1/2%, as determined by us. Borrowings under the second credit facility bear interest at the prime rate less 2 1/2%, LIBOR plus .45% or the federal funds rate plus .45%, as determined by us. At March 31, 2002, there were no borrowings under either of the credit facilities.

        We have entered into security agreements with certain financial institutions ("Flooring Companies") in order to facilitate the purchase of inventory from various suppliers under certain terms and conditions. The agreements allow for a maximum credit line of $84.0 million collateralized by inventory purchases financed by the Flooring Companies. At March 31, 2002, all amounts owed the Flooring Companies are included in trade accounts payable.

5.     Earnings Per Share

        At March 31, 2002, we had outstanding common shares totaling approximately 85,949,000. We have granted options to purchase common shares to the directors and coworkers of CDW under several stock option plans. These options have a dilutive effect on earnings per share. The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations as required by Statement of Financial Accounting Standards No. 128, "Earnings Per Share."

	Three Months Ended
	March 31,
	(in 000's except per share data)

	2002	2001

Basic earnings per share:
Income available to common shareholders (numerator)	$ 40,756	$ 40,476

Weighted average common shares outstanding (denominator)	85,842	86,194

Basic earnings per share	$ 0.47	$ 0.47

Diluted earnings per share:
Income available to common shareholders (numerator)	$ 40,756	$ 40,476

Weighted average common shares outstanding	85,842	86,194
Effect of dilutive securities: Options on common stock	3,908	2,895

Total common shares and dilutive securities (denominator)	89,750	89,089

Diluted earnings per share	$ 0.45	$ 0.45

        Additional options to purchase common shares were outstanding during the three months ended March 31, 2002 but were not included in the computation of diluted earnings per share as the exercise price of these options was greater than the average market price of common shares during the respective periods. The following table summarizes the weighted average number of options outstanding and the weighted average exercise price of those options, which were excluded from the calculation:

Three Months Ended March 31, 2002 (in 000's except per share data)

Weighted average number of options	679
Weighed average exercise price	$55.99

        The options were all outstanding at March 31, 2002.

6.        Share Repurchase Program

        In January 2001, our Board of Directors authorized the purchase of up to 5 million shares of our common stock, slightly more than 5% of our total outstanding shares, from time to time in both open market and private transactions, as conditions warrant. The repurchase program is expected to remain effective for approximately twenty-four months, unless sooner completed or terminated by the Board of Directors. We intend to hold the repurchased shares in treasury for general corporate purposes, including issuances under various employee stock plans. In connection with the program, we purchased 155,000 shares of our common stock during the first quarter of 2002 at a total cost of approximately $7.6 million. Since January 2001, we purchased a total of 2,847,500 shares of our common stock at a total cost of approximately $105.8 million.

7.     Public Offering of Common Shares

        In March 2002, Gregory C. Zeman, who is a member of our Board of Directors and employed as an advisor to CDW, sold 2,000,000 shares of common stock at a price of $48.00 per share. The Company did not receive any proceeds from the sale of shares and the number of outstanding common shares was not impacted. The shares sold by Mr. Zeman were acquired from Mr. Krasny, our founder and former chairman and chief executive officer, through the exercise of options previously granted to Mr. Zeman pursuant to the MPK Stock Option Plan. The exercise of options by Mr. Zeman resulted in CDW realizing an income tax benefit of approximately $37.9 million in the first quarter, of which approximately $400,000 had been previously recorded to deferred taxes. We recorded the incremental tax benefit of $37.5 million as an increase to paid-in-capital. In addition, we recorded incremental payroll tax expense related to the option exercise of approximately $1.4 million. Also in connection with the exercise of options by Mr. Zeman, we recorded a $30.2 million miscellaneous receivable for the payment of federal and state tax withholdings on behalf of Mr. Zeman. Reimbursement for these withholding payments was received on April 1, 2002.

8.     Segment Information

        We are engaged in the sale of multi-brand computers and related technology products and services primarily through direct marketing. We have two operating segments: corporate, which is primarily comprised of corporate customers but also includes consumers, and public sector, which is comprised of federal, state and local government and education customers. In accordance with Statement of Financial Accounting Standards (FAS) 131, "Disclosure about Segments of an Enterprise and Related Information," the internal organization that is used by management for making operating decisions and assessing performance is the source of the our reportable segments.

        The accounting policies of the segments are the same as those described above in the "Summary of Significant Accounting Policies." We allocate resources to and evaluate performance of our business segments based on both sales and operating income. Our corporate segment provides purchasing, merchandising, accounting, information technology, marketing, distribution and fulfillment services to the public sector segment. Certain elements of gross margin and operating expenses are subject to intercompany service agreements which provide for, among other things, a mark-up on intercompany sales and allocation of indirect expenses such as occupancy, operations and other support, payroll, training and benefits. The table below presents information about our reportable segments:

Three Months Ended March 31, 2002 (in 000's)

	Corporate	Public Sector	Eliminations	Consolidated

External customer sales	$ 844,655	$ 158,181	$ -	$ 1,002,836
Transfers between segments	150,424	-	(150,424)	-

Total sales	$ 995,079	$ 158,181	$ (150,424)	$ 1,002,836

Operating income	$ 62,397	$ 2,797	$ -	$ 65,194

Net interest income and other				2,172

Pretax income				$ 67,366

Total assets	$ 1,324,027	$ 76,307	$ (367,922)	$ 1,032,412

Year Ended March 31, 2001 (in 000's)

	Corporate	Public Sector	Eliminations	Consolidated

External customer sales	$ 870,534	$ 116,711	$ -	$ 987,245
Transfers between segments	106,800	-	(106,800)	-

Total sales	$ 977,334	$ 116,711	$ (106,800)	$ 987,245

Operating income	$ 59,934	$ 3,529	$ -	$ 63,463

Net interest income and other				3,718

Pretax income				$ 67,181

Total assets	$ 785,680	$ 53,010	$ (43,294)	$ 795,396

        Our assets are primarily managed as part of the corporate segment, including all inventory and the majority of all property and equipment. As a result, capital expenditures and related depreciation are immaterial for the public sector segment. The public sector segment assets consist principally of cash and cash equivalents and accounts receivable, including intercompany accounts.

        Sales, operating expenses and income relating to our investment in CDW Leasing, L.L.C., accounted for under the equity method, are immaterial to our Company as a whole and are evaluated by management for making operating decisions and allocating resources as part of the corporate segment.

        The following schedule presents net sales dollars by product category for all segments as a percentage of total net sales dollars. Product lines are based upon internal product code classifications. Product mix for the three month period ended March 31, 2001 has been retroactively adjusted for certain changes in individual product categorization.

Analysis of Product Mix	Three Months Ended March 31,

	2002	2001

Notebook computers and accessories	12.8%	15.4%

Desktop computers and servers	13.6	14.1

Subtotal computer products	26.4	29.5

Software	16.9	15.5

Data storage devices	14.7	14.3

Printers	13.6	13.0

Net/Comm products	9.5	9.5

Video	8.5	8.1

Add-on boards/memory	4.6	5.0

Input devices	3.0	2.6

Supplies,accessories and other	2.8	2.5

Total	100.0%	100.0%

         No single customer accounted for more than 1.0% of net sales in the three months ended March 31, 2002 or 2001. Less than 1.0% of our revenues are comprised of sales to customers outside of the United States.

Item 2.      Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the notes thereto.

Overview

        We are the largest direct marketer of multi-brand computers and related technology products and services in the United States. Our primary business is conducted from a combined corporate office, distribution center and showroom facility located in Vernon Hills, Illinois, and sales offices in Mettawa, Buffalo Grove and Chicago, Illinois and Lansdowne, Virginia. Additionally, we market and sell products through www.cdw.com and www.cdwg.com, our Web sites.

        For financial reporting purposes, we have two operating segments: corporate, which is primarily comprised of business customers but also includes consumers (which generated approximately 3% of total sales in the first quarter of 2002), and public sector, comprised of federal, state and local government and educational institutions who are served by CDW Government, Inc. ("CDW-G"), a wholly owned subsidiary.

        In Item 7 ("Management's Discussion and Analysis of Financial Condition and Results of Operations") of the Company's Annual Report on Form 10-K for the year ended December 31, 2001, which report was filed with the Securities and Exchange Commission on March 27, 2002, and amended on April 16, 2002, the Company included a discussion of the most significant accounting policies and estimates used in the preparation of the Company's financial statements. There has been no material change in the policies and estimates used by the Company in the preparation of its financial statements since the filing of the Company's Annual Report.

Results Of Operations

        The following table sets forth financial information derived from our consolidated statements of income expressed as a percentage of net sales:

	Percentage of Net Sales

Financial Information	Three Months Ended March 31,

	2002	2001

Net sales	100.0%	100.0%
Cost of sales	87.0	86.8

Gross profit	13.0	13.2
Selling and administrative expenses	6.4	6.5
Net advertising expenses	0.1	0.3

Income from operations	6.5	6.4
Interest and other income	0.2	0.4

Income before income taxes	6.7	6.8
Income tax provision	2.6	2.7

Net income	4.1%	4.1%

        The following table sets forth for the periods indicated a summary of certain of our consolidated operating statistics:

Operating Statistics	Three Months Ended March 31,

	2002	2001	Percent Change

Commercial customers served: (1)
Current quarter	178,025	164,184	8%
Trailing 12 months	361,346	320,060	13%
% of sales to commercial customers	97%	96%	1%
Number of invoices processed	1,248,653	1,091,790	14%
Average invoice size	$ 866	$ 955	(9)%
Direct web sales (000's)	$ 188,179	$ 150,584	25%
Daily average unique web users	99,087	105,021	(6)%
Sales force, end of period	1,311	1,204	9%
Annualized inventory turnover	27	26	4%
Accounts receivable days sales outstanding	31	30	3%
Net sales per coworker	$ 1,429	$ 1,459	(2)%

(1) Commercial customers represent public sector customers and corporate sector customers excluding consumers.

        The following table presents consolidated net sales dollars by product category as a percentage of total net consolidated sales dollars. Product lines are based upon internal product code classifications. Product mix for the three months ended March 31, 2001 has been adjusted for certain changes in individual product categorization.

Analysis of Product Mix	Three Months Ended March 31,

	2002	2001

Notebook computers and accessories	12.8%	15.4%

Desktop computers and servers	13.6	14.1

Subtotal computer products	26.4	29.5

Software	16.9	15.5

Data storage devices	14.7	14.3

Printers	13.6	13.0

Net/Comm products	9.5	9.5

Video	8.5	8.1

Add-on boards/memory	4.6	5.0

Input devices	3.0	2.6

Supplies,accessories and other	2.8	2.5

Total	100.0%	100.0%

        The following table represents the change in year-over-year consolidated sales dollars by product category for the period indicated. Product lines are based upon internal product code classifications. The rates of change for the three months ended March 31, 2001 have been adjusted for certain changes in individual product categorization.

Analysis of Product Category Growth	Three Months Ended March 31,

	2002	2001

Notebook computers and accessories	(16.0) %	(18.6) %

Desktop computers and servers	(1.7)	1.4

Subtotal computer products	(9.2)	(10.2)

Software	10.2	52.9

Data storage devices	3.9	18.8

Printers	6.7	29.6

Net/Comm products	1.0	22.3

Video	6.4	21.7

Add-on boards/memory	(7.8)	(0.7)

Input devices	15.5	26.6

Supplies,accessories and other	16.1	31.9

Total	1.6%	14.3%

Three months ended March 31, 2002 compared to three months ended March 31, 2001

        Net sales in the first quarter of 2002 increased 1.6% to $1.003 billion compared to $987.2 million in the first quarter of 2001. The increase in sales was due to an increase in the number of commercial customers served and increased sales in our public sector, partially offset by reduced average unit selling prices and decreased levels of IT spending by some customers. Public sector sales increased 35.5% from $116.7 million in the first quarter of 2001 to $158.2 million in the first quarter of 2002, and comprised 15.8% of our total sales for first quarter of 2002. Corporate sector sales declined 3.0% from the first three months of 2001 to $844.6 million. Our strength in the public sector business is primarily due to focused sales and marketing efforts in the federal, state and local government and education markets and because these customers have not reduced IT budgets as severely as those in the corporate markets.

        The average selling prices of desktop computers decreased 13.5%, servers decreased 10.0% and notebook computers decreased 21.2% from the first quarter of 2001. Unit sales of desktop computers increased 12.8%, servers increased 10.8% and notebook computers increased 0.7% from the first quarter of 2001. While there were significant changes in pricing in some product categories from the first quarter of 2001, changes in average selling prices from the fourth quarter 2001 indicate that pricing of computer products may be stabilizing. However, decreases in pricing for computer products are possible in 2002. Price decreases require us to generate more orders and sell more units in order to maintain or increase the level of sales.

        Software sales increased 10.2% in the first quarter of 2002 compared to the first quarter of 2001, and remained our top selling product category in the first quarter of 2002. Sales of input devices, printers, video and multi-media were also strong during the first quarter of 2002, with sales up 6.0% or more for each of these product categories over the first quarter of 2001.

        Gross profit as a percentage of net sales was 13.0% in the first quarter of 2002, compared to 13.2% in the first quarter of 2001. This decrease was primarily due to reductions in selling margins and vendor rebates, partially offset by increases in software upgrade insurance accounted for on a net basis. Our goal is to maintain gross profit as a percentage of sales between 12.5% and 13.0%. Gross profit margin depends on various factors, including the continued participation by vendors in inventory price protection and rebate programs, product mix, including software maintenance and third party services, pricing strategies, market conditions and other factors, any of which could result in a fluctuation of gross margin below recent experience.

        Selling and administrative expenses, excluding net advertising expense, decreased to 6.4% of net sales in the three months ended March 31, 2002 from 6.5% in the same period of 2001. The decrease resulted primarily from decreased payroll and coworker costs, and, to a lesser extent, bad debt expense, partially offset by an increase in occupancy costs and $1.4 million in payroll taxes resulting from stock options exercised by Gregory C. Zeman, who is a member of our Board of Directors and is employed as an advisor to CDW. Our sales force increased by 9% from the first quarter of 2001 to over 1,300. Our sales force includes account managers and sales specialists, who provide consultation in areas requiring technical or specialized product expertise such as servers, high level storage and volume licenses. We continue to evaluate our need for additional account managers and will adjust hiring goals as business conditions dictate. Selling and administrative expenses may increase as a percentage of net sales due to additional coworkers and continued investments in infrastructure.

        Net advertising expense decreased as a percentage of net sales to 0.1% for the three months ended March 31, 2002 from 0.3% in the same quarter of the prior year. Gross advertising expense decreased $1.5 million to 2.0% of net sales, a decrease from 2.2% of net sales in the first quarter of 2001. While gross advertising expense dollars decreased from the first quarter of 2001, we are generating more coverage through an aggressive branding campaign, including national television and print media. Based upon our planned marketing initiatives, gross advertising expense as a percentage of net sales is expected to be relatively consistent with or higher than the percentage for the first quarter of 2002. Cooperative advertising reimbursements as a percentage of net sales were 1.9% in the first quarter of 2002, consistent with the first quarter of 2001. Cooperative advertising reimbursements as a percentage of net sales may decrease in future periods depending on the level of vendor participation achieved and collection experience.

        Consolidated operating income was $65.2 million in the first quarter of 2002, a 2.7% increase from $63.5 million in the first quarter of 2001. This increase was primarily a result of the increase in sales and decrease in operating expenses in 2002, partially offset by the decrease in gross margin. Consolidated operating income as a percentage of net sales increased to 6.5% in the first quarter of 2002 from 6.4% in the first quarter of 2001.

        Corporate segment operating income was $62.4 million in the first three months of 2002, compared to $59.9 million in the same period in 2001. Corporate segment operating income increased as a percentage of net sales to 6.3% in the first quarter of 2002 from 6.1% in the first quarter of 2001 due to a decrease in operating expenses, partially offset by a decrease in gross margin. Public sector segment operating income was $2.8 million in the first three months of 2002, a decrease from $3.5 million in the first three months of 2001. Public sector segment operating income as a percentage of net sales was 1.8% in the period ending March 31, 2002 compared to 3.0% in the period ending March 31, 2001. The decline in public sector operating income was due to lower gross margin and higher operating expenses, primarily payroll and coworker costs due to the addition of account managers in anticipation of seasonal sales growth in the second and third quarters.

        Interest income, net of other expenses, decreased to $2.2 million in the first quarter of 2002 compared to $3.7 million in the first quarter of 2001, as higher levels of cash available for investing was offset by decreases in the rate of interest earned, primarily due to substantially lower market interest rates.

        The effective income tax rate, expressed as a percentage of income before income taxes, was 39.5% for the first quarter of 2002 compared to 39.75% for the first quarter of 2001.

        Net income in the first quarter of 2002 was $40.8 million, a 0.7% increase over $40.5 million in the first quarter of 2001. Diluted earnings per share were $0.45 for the three months ended March 31, 2002 and 2001. Excluding the incremental payroll tax expense of approximately $1.4 million incurred by the Company related to Mr. Zeman's exercise of options, diluted earnings per share for the first quarter of 2002 were $0.46.

Seasonality

        Although we have historically experienced variability in the rates of sales growth, we have not historically experienced seasonality in our business as a whole. While sales by our corporate segment, which serves business and consumer markets, have not historically experienced significant seasonality throughout the year, sales by our public sector segment have historically been higher in the third quarter than in other quarters due to the buying patterns of government and education customers. If sales to public sector customers continue to increase as a percentage of overall sales, our Company as a whole may experience increased seasonality in future periods.

Liquidity and Capital Resources

Working Capital

        We have financed our operations and capital expenditures primarily through cash flow from operations. At March 31, 2002, we had cash, cash equivalents and marketable securities of $392.2 million and working capital of $792.1 million, representing a decrease of $2.2 million in cash, cash equivalents and marketable securities and an increase of $96.3 million in working capital from December 31, 2001. Cash, cash equivalents and marketable securities decreased and miscellaneous receivables increased $30.2 million as a result of the Company's payment of federal and state tax withholdings related to Gregory C. Zeman's exercise of 2,000,000 stock options on March 27, 2002. Reimbursement for these payments was received on April 1, 2002.

        We have an aggregate $70 million available pursuant to two $35 million unsecured lines of credit with two financial institutions. One line of credit expires in June 2002, at which time we intend to renew the line, and the other does not have a fixed expiration date. Borrowings under the first credit facility bear interest at the prime rate less 2 1/2%, LIBOR plus 1/2% or the federal funds rate plus 1/2%, as determined by us. Borrowings under the second credit facility bear interest at the prime rate less 2 1/2%, LIBOR plus .45% or the federal funds rate plus .45%, as determined by us. At March 31, 2002 and March 31, 2001, there were no borrowings under either of the credit facilities.

        Our current and anticipated uses of our cash, cash equivalents and marketable securities are to fund growth in working capital and capital expenditures necessary to support future growth in sales, our stock buyback program and possible expansion through acquisitions. We believe that the funds held in cash, cash equivalents and marketable securities, and funds available under the credit facilities, will be sufficient to fund our working capital and cash requirements at least through March 31, 2003.

        In January 2001, our Board of Directors authorized the purchase of up to 5 million shares of our common stock, slightly more than 5% of our total outstanding shares, from time to time in both open market and private transactions, as conditions warrant. In connection with the program, we purchased approximately 155,000 shares of our common stock during the first quarter of 2002 at a total cost of approximately $7.6 million. Since January 2001, we purchased a total of 2,847,500 shares of our common stock at a total cost of approximately $105.8 million.

        In March 2002, Gregory C. Zeman, who is a member of our Board of Directors and employed as an advisor to CDW, sold 2,000,000 shares of common stock at a price of $48.00 per share. The Company did not receive any proceeds from the sale of shares and the number of outstanding common shares was not impacted. The shares sold by Mr. Zeman were acquired from Mr. Krasny, our founder and former chairman and chief executive officer, through the exercise of options previously granted to Mr. Zeman pursuant to the MPK Stock Option Plan. The exercise of options by Mr. Zeman resulted in CDW realizing an income tax benefit of approximately $37.9 million in the first quarter, of which approximately $400,000 had been previously recorded to deferred taxes. We recorded the incremental tax benefit of $37.5 million as an increase to paid-in-capital. In addition, we recorded incremental payroll tax expense related to the option exercise of approximately $1.4 million, which reduced diluted earnings per share in the three months ended March 31, 2002 by approximately $0.01 per share. Also in connection with the exercise of options by Mr. Zeman, we recorded a $30.2 million miscellaneous receivable for the payment of federal and state tax withholdings on behalf of Mr. Zeman. Reimbursement for these withholding payments was received on April 1, 2002.

Cash flows for the three months ended March 31, 2002

        Net cash provided by operating activities for the quarter ended March 31, 2002, was $198,000. Net income, tax benefits from stock options and restricted stock transactions and an increase in accounts payable were nearly offset by increases in miscellaneous receivables, accounts receivable, prepaid income taxes, merchandise inventory and a decrease in accrued expenses. The increase in accounts receivable relates primarily to an increase in sales and in days sales outstanding. Days sales outstanding at March 31, 2002 were 31 as compared to 30 at December 31, 2001. Inventory increased during the period, primarily due to higher levels of inventory in-transit. Annualized inventory turnover was 27 times for the quarter ended March 31, 2002, consistent with the quarter ended December 31, 2001. The increase in miscellaneous receivables, prepaid income taxes and tax benefit from stock options and restricted stock transactions primarily relate to the sale of shares by Gregory C. Zeman, one of our directors and an advisor to us, under the MPK Stock Option Plan.

        Net cash used for investing activities for the quarter ended March 31, 2002 was $31.4 million, including $29.6 million for investments in marketable securities and $1.9 million used for capital expenditures. At March 31, 2002, we had a $5.4 million net investment in and loan to CDW Leasing, L.L.C. ("CDW-L"). CDW-L is a joint venture that is 50 percent owned by each of CDW Capital Corporation ("CDWCC"), a wholly-owned subsidiary of the Company, and First Portland Corporation, an unrelated third party leasing company. We use the equity method to account for our investment in CDW-L. We advanced approximately $6.4 million to CDW-L during the three months ended March 31, 2002, which was offset by repayments of approximately $6.5 million. CDWCC is committed to loan up to $10 million to CDW-L to fund new leases, of which $4.5 million is outstanding as of March 31, 2002 and $4.1 million is subordinated to CDW-L's loan from a financial institution. The terms of the loan provide for monthly interest payments to us based on the 90-day LIBOR rate plus 2.2%.

        Any statements in this report that are forward-looking (that is, not historical in nature) are made pursuant to the safe harbor provisions of The Private Securities Litigation Reform Act of 1995. Such forward-looking statements include, for example, statements concerning the Company's sales, gross profit as a percentage of sales, advertising expense and cooperative advertising reimbursements. In addition, words such as "likely," "may," "would," "could," "anticipate," "believe," "estimate," "expect," "intend," "plan," and similar expressions, may identify forward-looking statements in this report. Forward-looking statements in this report are based on the Company's beliefs and expectations as of the date of this report and are subject to risks and uncertainties, including those described below, which may have a significant impact on the Company's business, operating results or financial condition. Investors are cautioned that these forward-looking statements are inherently uncertain. Should one or more of the risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described herein. The following factors, among others, may have an impact on the accuracy of the forward-looking statements contained in this report: the continued acceptance of the Company's distribution channel by vendors and customers, the timely availability and acceptance of new products, continuation of key vendor relationships and support programs, the continuing development, maintenance and operation of the Company's I.T. systems, changes and uncertainties in economic conditions that could affect the rate of I.T. spending by the Company's customers, changes in pricing by our vendors, the ability of the Company to hire and retain qualified account managers and any additional factors described from time to time in the Company's filings with the Securities and Exchange Commission. These among other factors are discussed in further detail in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001, which was filed with the Securities and Exchange Commission in March 2002 and which discussion is incorporated by reference herein.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There has been no material change from the information provided in Item 7a of the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

Part II	Other Information

Item 1.	Quantitative and Qualitative Disclosures About Market Risk

None

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits:

	3 (d)	Restated Bylays of CDW Computer Centers, Inc.

(b)	Reports on Form 8-K:

	(i)	We filed a Current Report on Form 8-K on March 11, 2002 reporting the filing of a registration statement with the Securities and Exchange Commission registering 2,000,000 shares of CDW common stock on behalf of Gregory C. Zeman and including management's discussion and analysis and financial statements relating to the year ended December 31, 2001.

	(ii)	We filed a Current Report Form 8-K on March 19, 2002 containing a press release describing updated business trends and financial information.

	(iii)	We filed a Current Report on Form 8-K on March 27, 2002 containing the Underwriting Agreement relating to the sale of 2,000,000 shares by Gregory C. Zeman.

	(iv)	We filed a Current Report on Form 8-K on March 28, 2002 containing a press release providing an update on the sale of 2,000,000 shares by Gregory C. Zeman.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CDW Computer Centers, Inc.
(Registrant)

Date:	May 6, 2002	/s/ Barbara A. Klein
By: Barbara A. Klein Senior Vice President and Chief Financial Officer (Duly authorized officer and principal financial officer)