Form 10-Q
period 2002-06-30
CDW COMPUTER CENTERS INC
filed 2002-08-13
CIK 899171

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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


             -------------------------------------------------------
             (Former name, former address and former fiscal year, if
                           changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES       X              NO
   ---------------          ---------------
APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

YES                      NO
   ---------------          ---------------

APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         As of August 8, 2002, 89,107,451 common shares were issued and
                          84,224,075 were outstanding.

                           CDW COMPUTER CENTERS, INC.

                                TABLE OF CONTENTS

                                                                       PAGE NO.
                                                                       --------

PART I.   FINANCIAL INFORMATION

          Item 1.  Financial Statements (unaudited):

                   Condensed Consolidated Balance Sheets -
                   June 30, 2002 and December 31, 2001                     1

                   Condensed Consolidated Statements of Income -
                   Three and six months ended June 30, 2002 and 2001       2

                   Condensed Consolidated Statement of
                   Shareholders' Equity - Six months ended
                   June 30, 2002                                           3

                   Condensed Consolidated Statements of Cash Flows -
                   Six months ended June 30, 2002 and 2001                 4

                   Notes to Condensed Consolidated Financial
                   Statements                                              5


          Item 2.  Management's Discussion and Analysis of
                   Financial Condition and Results of Operations          10

          Item 3.  Quantitative and Qualitative Disclosures
                   About Market Risk                                      18

PART II.  Other Information

          Item 1.  Legal Proceedings                                      18
          Item 4.  Submission of Matters to a Vote of
                   Security Holders                                       18
          Item 6.  Exhibits and Reports on Form 8-K                       19

                   Signatures                                             20

                  CDW COMPUTER CENTERS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS


                                                   JUNE 30,        DECEMBER 31,
                                                     2002             2001
                                                  -----------       ---------
                                                  (UNAUDITED)
ASSETS

Current assets:
  Cash and cash equivalents                       $   134,824       $ 145,977
  Marketable securities                               286,097         248,404
  Accounts receivable, net of allowance
    for doubtful accounts of $10,200 and
    $9,500 respectively                               356,209         318,405
  Merchandise inventory                               153,283         119,117
  Prepaid income taxes                                  3,251               -
  Miscellaneous receivables                            14,107           9,760
  Deferred income taxes                                 9,040           9,040
  Prepaid expenses                                      2,513           3,455
                                                  -----------       ---------

    Total current assets                              959,324         854,158

Property and equipment, net                            64,868          69,073
Investment in and advances to joint venture             6,058           5,382
Deferred income taxes and other assets                  7,487           8,416
                                                  -----------       ---------

      TOTAL ASSETS                                $ 1,037,737       $ 937,029
                                                  ===========       =========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                $   138,714       $ 106,808
  Accrued expenses:
  Compensation                                         28,250          28,113
  Income taxes                                              -           7,847
  Other                                                17,535          15,604
                                                  -----------       ---------

    Total current liabilities                         184,499         158,372
                                                  -----------       ---------


Shareholders' equity:

  Preferred shares, $1.00 par value; 5,000 shares
    authorized; none issued                                 -               -
  Common shares, $ .01 par value; 500,000 shares
    authorized; 89,073 and 88,466 shares
    issued, respectively                                  891             885
    Paid-in capital                                   328,306         258,708
    Retained earnings                                 706,108         621,299
    Unearned compensation                              (1,352)         (1,931)
                                                  -----------       ---------
                                                    1,033,953         878,961
  Less cost of common shares in treasury,
    4,619 shares and 2,893 shares, respectively      (180,715)       (100,304)
                                                  -----------       ---------

    Total shareholders' equity                        853,238         778,657
                                                  -----------       ---------
      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY  $ 1,037,737       $ 937,029
                                                  ===========       =========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                  CDW COMPUTER CENTERS, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                     (in thousands, except per share data)
                                  (unaudited)


                                             THREE MONTHS ENDED JUNE 30,     SIX MONTHS ENDED JUNE 30,
                                             ---------------------------     -------------------------
                                                 2002             2001          2002           2001
                                             -----------       ---------     -----------   -----------
Net sales                                    $ 1,056,820       $ 995,045     $ 2,059,656   $ 1,982,290
Cost of sales                                    919,572         862,422       1,792,245     1,719,548
                                             -----------       ---------     -----------   -----------

Gross profit                                     137,248         132,623         267,411       262,742

Selling and administrative expenses               64,974          62,532         129,210       126,375
Net advertising expense                            1,580           1,592           2,313         4,405
                                             -----------       ---------     -----------   -----------

Income from operations                            70,694          68,499         135,888       131,962

Interest income                                    2,551           3,119           5,051         6,943
Other expense, net                                  (431)           (200)           (759)         (306)
                                             -----------       ---------     -----------   -----------

Income before income taxes                        72,814          71,418         140,180       138,599

Income tax provision                              28,761          28,388          55,371        55,093
                                             -----------       ---------     -----------   -----------

Net income                                   $    44,053       $  43,030     $    84,809   $    83,506
                                             ===========       =========     ===========   ===========

Earnings per share
  Basic                                      $      0.51       $    0.50     $      0.99   $      0.97
                                             ===========       =========     ===========   ===========
  Diluted                                    $      0.49       $    0.48     $      0.95   $      0.94
                                             ===========       =========     ===========   ===========

Weighted average number of
common shares outstanding
  Basic                                           85,624          85,598          85,733        85,896
                                             ===========       =========     ===========   ===========
  Diluted                                         89,127          88,889          89,445        88,989
                                             ===========       =========     ===========   ===========


The accompanying notes are an integral part of the consolidated financial statements.

                  CDW COMPUTER CENTERS, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                 (in thousands)
                                  (unaudited)


                                         COMMON SHARES                                            TREASURY SHARES         TOTAL
                                       ----------------    PAID-IN    RETAINED     UNEARNED      ------------------   SHAREHOLDERS'
                                        SHARES   AMOUNT    CAPITAL    EARNINGS   COMPENSATION    SHARES     AMOUNT       EQUITY
                                       ------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 2001            88,466   $  885   $258,708   $ 621,299   $     (1,931)    2,893   $(100,304)    $ 778,657

MPK Restricted Stock Plan forfeitures                          (22)                        22                                   -

Amortization of unearned compensation                                                     557                                 557

Exercise of stock options                  607        6      8,404                                                          8,410

Tax benefit from stock option and
    restricted stock transactions                           61,216                                                         61,216

Purchase of treasury shares                                                                       1,726     (80,411)      (80,411)

Net income                                                              84,809                                             84,809
                                       ------------------------------------------------------------------------------------------
BALANCE AT JUNE 30, 2002                89,073   $  891   $328,306   $ 706,108   $     (1,352)    4,619   $(180,715)    $ 853,238
                                       ===========================================================================================


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                  CDW COMPUTER CENTERS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)

                                                   SIX MONTHS ENDED JUNE 30,
                                                  ---------------------------
                                                      2002             2001
                                                  -----------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                        $    84,809       $  83,506

Adjustments to reconcile net income to net cash provided by operating activities:

  Depreciation                                          8,220           7,079
  Accretion of marketable securities                      364            (286)
  Stock-based compensation expense                        557             993
  Allowance for doubtful accounts                         700           1,750
  Deferred income taxes                                 1,383             380
  Tax benefit from stock option and restricted
    stock transactions                                 61,216           7,227

  Changes in assets and liabilities:
    Accounts receivable                               (38,504)         20,064
    Miscellaneous receivables and other assets         (4,617)          2,627
    Merchandise inventory                             (34,166)        (10,565)
    Prepaid expenses                                      488             312
    Prepaid income taxes                               (3,251)              -
    Accounts payable                                   31,906          44,613
    Accrued compensation                                  137             466
    Accrued income taxes and other expenses            (5,916)          1,962
                                                  -----------       ---------

  Net cash provided by operating activities           103,326         160,128
                                                  -----------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Purchases of available-for-sale securities         (661,323)       (943,440)
  Redemptions of available-for-sale securities        728,200         799,180
  Purchases of held-to-maturity securities           (141,749)              -
  Redemptions of held-to-maturity securities           36,815          68,228
  Investment in and advances to joint venture          (8,856)        (11,929)
  Repayment of advances from joint venture              8,450           9,874
  Purchase of property and equipment                   (4,015)        (11,916)
                                                  -----------       ---------

  Net cash used in investing activities               (42,478)        (90,003)
                                                  -----------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Purchase of treasury shares                         (80,411)        (72,606)
  Proceeds from exercise of stock options               8,410           3,074
                                                  -----------       ---------

  Net cash used in financing activities               (72,001)        (69,532)
                                                  -----------       ---------

NET (DECREASE) / INCREASE IN CASH                     (11,153)            593

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD       145,977          43,664
                                                  -----------       ---------

CASH AND CASH EQUIVALENTS - END OF PERIOD         $   134,824       $  44,257
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

2.  Summary of Significant Accounting Policies

Basis of Presentation

     The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States. Such principles were applied on a basis consistent with those reflected in the 2001 Annual Report on Form 10-K and documents incorporated therein as filed with the Securities and Exchange Commission. The accompanying financial data should be read in conjunction with the notes to consolidated financial statements contained in the 2001 Annual Report on Form 10-K and documents incorporated therein. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting solely of normal recurring accruals) necessary to present fairly our financial position as of June 30, 2002 and December 31, 2001, the results of operations for the three and six month periods ended June 30, 2002 and 2001, the cash flows for the six month periods ended June 30, 2002 and 2001, and the changes in shareholders' equity for the six month period ended June 30, 2002. The unaudited condensed consolidated statements of income for such interim periods are not necessarily indicative of results for the full year.


    In 2002, we adopted Statement of Financial Accounting Standards ("SFAS")
No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This Statement supercedes SFAS No. 121. The Statement had no significant impact on our financial statements for the three and six month periods ended June 30, 2002, and we do not expect it to have any significant impact for the year ending December 31, 2002.


Use of Estimates

     The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make use of certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reported periods. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates, and revisions to estimates are included in our results for the period in which the actual amounts become known. See Item 7 ("Management's Discussion and Analysis of Financial Condition and Results of Operations") of our Annual Report on Form 10-K for the year ended December 31, 2001, for an additional discussion of the most significant accounting policies and estimates used in the preparation of our financial statements.

3.  Marketable Securities

    The amortized cost and estimated fair values of our investments in marketable securities at June 30, 2002, were (in thousands):

                                                                           Gross
                                                                         Unrealized
                                                                           Holding
                                                      Estimated   ------------------------   Amortized
                                                     Fair Value      Gains       (Losses)       Cost
                                                     -----------  -----------  -----------  -----------
Security Type
Available-for-sale:
    U.S. Government and Government Agency Securities $    42,570  $        69  $         -  $    42,501
    Municipal bond                                        82,448            -           (4)      82,452
                                                     -----------  -----------  -----------  -----------
      Total available-for-sale                           125,018           69           (4)     124,953
                                                     -----------  -----------  -----------  -----------

Held to maturity:
      U.S. Government and Government Agency              145,293          244            -      145,049
      Securities
      Corporate Fixed Income Securities                   16,135           40            -       16,095
                                                     -----------  -----------  -----------  -----------
      Total held-to-maturity                             161,428          284            -      161,144
                                                     -----------  -----------  -----------  -----------
Total marketable securities                          $   286,446  $       353  $        (4) $   286,097
                                                     ===========  ===========  ===========  ===========



    Estimated fair values of marketable securities are based on quoted market prices. The amortized cost and estimated fair value of our investments in marketable securities at June 30, 2002 by contractual maturity were (in thousands):

                                                      Estimated    Amortized
                                                     Fair Value      Cost
                                                     -----------  -----------
Due in one year or less                              $   256,321  $   255,988
Due in greater than one year                              30,125       30,109
                                                     -----------  -----------
     Total investments in marketable securities      $   286,446  $   286,097
                                                     ===========  ===========

All of the marketable securities that were due in greater than one year have maturity dates prior to December 31, 2003.


4.  Financing Arrangements

    We have an aggregate $70 million available pursuant to two $35 million unsecured lines of credit with two financial institutions. One line of credit expires in June 2003, at which time we intend to renew the line, and the other does not have a fixed expiration date. Borrowings under the first credit facility bear interest at the prime rate less 2 1/2%, LIBOR plus 1/2% or the federal funds rate plus 1/2%, as determined by us. Borrowings under the second credit facility bear interest at the prime rate less 2 1/2%, LIBOR plus .45% or the federal funds rate plus .45%, as determined by us. At June 30, 2002, there were no borrowings under either of the credit facilities.

    We have entered into security agreements with certain financial institutions ("Flooring Companies") in order to facilitate the purchase of inventory from various suppliers under certain terms and conditions. The agreements allow for a maximum credit line of $82 million collateralized by inventory purchases financed by the Flooring Companies. At June 30, 2002, all amounts owed the Flooring Companies were included in trade accounts payable.

5.  Earnings Per Share

         At June 30, 2002, we had outstanding common shares totaling approximately 84,454,000. We have granted options to purchase common shares to the directors and coworkers of CDW under several stock option plans. These options have a dilutive effect on earnings per share. The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations as required by SFAS No. 128, "Earnings Per Share."

                                         Three Months Ended       Six Months Ended
                                               June 30,               June 30,
                                        (in 000's except per   (in 000's except per
                                             share data)            share data)
                                        --------    --------   --------     --------
                                           2002       2001       2002         2001
                                        --------    --------   --------     --------
     Basic earnings per share:
     Income available to
       common shareholders (numerator)  $ 44,053    $ 43,030   $ 84,809     $ 83,506
                                        --------    --------   --------     --------
     Weighted average common
       shares outstanding (denominator)   85,624      85,598     85,733       85,896
                                        --------    --------   --------     --------
     Basic earnings per share           $   0.51    $   0.50   $   0.99     $   0.97
                                        ========    ========   ========     ========

     Diluted earnings per share:
     Income available to
       common shareholders (numerator)  $ 44,053    $ 43,030   $ 84,809     $ 83,506
                                        --------    --------   --------     --------
     Weighted average common
       shares outstanding                 85,624      85,598     85,733       85,896
     Effect of dilutive securities:
       Options on common stock             3,503       3,291      3,712        3,093
                                        --------    --------   --------     --------
     Total common shares and dilutive
     securities (denominator)             89,127      88,889     89,445       88,989
                                        --------    --------   --------     --------
     Diluted earnings per share         $   0.49    $   0.48   $   0.95     $   0.94
                                        ========    ========   ========     ========



    Additional options to purchase common shares were outstanding during the three and six month periods ended June 30, 2002 but were not included in the computation of diluted earnings per share as the exercise price of these options was greater than the average market price of common shares during the respective periods. The following table summarizes the weighted average number of options outstanding and the weighted average exercise price of those options which were excluded from the calculation:

                                      Three Months Ended    Six Months Ended
                                         June 30, 2002       June 30, 2002
                                      --------------------  ----------------
Weighted average number of options         1,019,141            824,890
Weighed average exercise price            $    55.71           $  55.73

The options were all outstanding at June 30, 2002.


6.   Share Repurchase Programs

        In January 2001, our Board of Directors authorized the purchase of up to 5 million shares of our common stock, from time to time in both open market and private transactions, as conditions warrant. This repurchase program is expected to remain effective for approximately twenty-four months, unless sooner completed or terminated by the Board of Directors. Repurchased shares are generally held in treasury for general corporate purposes, including issuances under various employee stock plans. Under this repurchase program, we purchased 1,726,876 shares of our common stock during the six month period ended June 30, 2002 at a total cost of approximately $80.4 million (an average price of $46.56 per share). These repurchases included 384,376 shares repurchased on May 7, 2002, at a total cost of $19 million ($49.50 per share), from Daniel B.

Kass, Executive Vice-President and a Director. From January 2001 through June 30, 2002, we had purchased under this repurchase program a total of 4,419,376 shares of our common stock at a total cost of approximately $178.6 million (an average price of $40.42 per share).

    In July 2002, our Board of Directors authorized a new share repurchase program of up to 2.5 million shares of our common stock. This newly authorized repurchase amount is in addition to the remaining 316,624 shares available as of July 29, 2002, under our previously announced repurchase program, bringing the total shares available for repurchase to approximately 2.8 million. These purchases may be made from time to time in both the open market and private transactions, as conditions merit. The new repurchase program is expected to remain effective through July 2004, unless earlier terminated by the Board.


7.  Segment Information

    We are engaged in the sale of multi-brand computers and related technology products and services primarily through direct marketing. We have two operating segments: corporate, which is primarily comprised of corporate customers but also includes consumers, and public sector, which is comprised of federal, state and local government and education customers. In accordance with SFAS 131, "Disclosure about Segments of an Enterprise and Related Information," the internal organization that is used by management for making operating decisions and assessing performance is the source of our reportable segments.

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


                                  Three Months Ended June 30, 2002 (in 000's)
                            -------------------------------------------------------
                            Corporate   Public Sector   Eliminations   Consolidated
                            -------------------------------------------------------
External customer sales     $  839,539   $    217,281   $          -   $  1,056,820

Transfers between segments     210,634              -       (210,634)             -
                            ----------   ------------   ------------   ------------

Total sales                 $1,050,173   $    217,281   $   (210,634)  $  1,056,820
                            ==========   ============   ============   ============

Operating income            $   66,550   $      4,144              -   $     70,694
                            ==========   ============   ============

Net interest income and
other expense                                                                 2,120
                                                                       ------------
Pretax income                                                          $     72,814
                                                                       ============
Total assets                $  986,182   $    121,054        (69,499)  $  1,037,737
                            ==========   ============   ============   ============



                                   Three Months Ended June 30, 2001 (in 000's)
                            -------------------------------------------------------
                             Corporate   Public Sector  Eliminations   Consolidated
                            -------------------------------------------------------
External customer sales     $  822,818   $    172,227   $          -   $    995,045

Transfers between segments     156,818              -       (156,818)             -
                            ----------   ------------   ------------   ------------
Total sales                 $  979,636   $    172,227   $   (156,818)  $    995,045
                            ==========   ============   ============   ============
Operating income            $   62,432   $      6,067   $          -   $     68,499
                            ==========   ============   ============

Net interest income and
other expense                                                                 2,919
                                                                       ------------
Pretax Income                                                          $     71,418
                                                                       ============

Total assets                $  784,592   $     64,540   $    (31,460)  $    817,672
                            ==========   ============   ============   ============


                                   Six Months Ended June 30, 2002 (in 000's)
                            -------------------------------------------------------
                             Corporate   Public Sector  Eliminations   Consolidated
                            -------------------------------------------------------
External customer sales     $1,684,194   $    375,462   $          -   $  2,059,656

Transfers between segments     361,058              -       (361,058)             -
                            ----------   ------------   ------------   ------------
Total sales                 $2,045,252   $    375,462   $   (361,058)  $  2,059,656
                            ==========   ============   ============   ============

Operating income            $  128,947   $      6,941   $          -   $    135,888
                            ==========   ============   ============

Net interest income and
other expense                                                                 4,292
                                                                       ------------
Pretax income                                                          $    140,180
                                                                       ============

Total assets                $  986,182   $    121,054   $    (69,499)  $  1,037,737
                            ==========   ============   ============   ============


                                   Six Months Ended June 30, 2001 (in 000's)
                            -------------------------------------------------------
                             Corporate   Public Sector  Eliminations   Consolidated
                            -------------------------------------------------------
External customer sales     $1,693,352   $    288,938   $          -   $  1,982,290

Transfers between segments     263,618              -       (263,618)             -
                            ----------   ------------   ------------   ------------
Total sales                 $1,956,970   $    288,938   $   (263,618)  $  1,982,290
                            ==========   ============   ============   ============

Operating income            $  122,366   $      9,596   $          -   $    131,962
                            ==========   ============   ============   ============
                                                                   .
Net interest income and
other assets                                                                  6,637
                                                                       ------------
Pretax Income                                                          $    138,599
                                                                       ============

Total assets                $  784,592   $     64,540   $    (31,460)  $    817,672
                            ==========   ============   ============   ============

    Our assets are primarily managed as part of the corporate segment, including all inventory and the majority of all property and equipment. As a result, capital expenditures and related depreciation are immaterial for the public sector segment. The public sector segment assets consist principally of cash and cash equivalents and accounts receivable. Certain reclassifications of assets between segments were made in the second quarter of 2002, with no impact on total consolidated assets.

    Sales, operating expenses and income relating to our investment in CDW Leasing, L.L.C. ("CDW-L"), accounted for under the equity method, are immaterial to the Company as a whole and are evaluated by management for making operating decisions and allocating resources as part of the corporate segment.

    The following schedule presents net sales dollars by product category for all segments as a percentage of total net sales dollars. Product lines are based upon internal product code classifications. Product mix for the three and six month periods ended June 30, 2001 has been retroactively adjusted for certain changes in individual product categorization.

       ------------------------------------------------------------------
                                            THREE MONTHS      SIX MONTHS
                                               ENDED            ENDED
            ANALYSIS OF PRODUCT MIX           JUNE 30,         JUNE 30,
       -------------------------------------------------    -------------
                                            2002    2001     2002   2001
       -------------------------------------------------    -------------
       Notebook Computers and Accessories   12.6%   14.5%    12.7%   14.9%
       -------------------------------------------------    -------------
       Desktop Computers and Servers        13.4    13.3     13.5    13.7
       -------------------------------------------------    -------------
         Subtotal Computer Products         26.0    27.8     26.2    28.6
       -------------------------------------------------    -------------
       Software                             18.4    17.4     17.7    16.5
       -------------------------------------------------    -------------
       Data Storage Devices                 14.1    14.4     14.4    14.3
       -------------------------------------------------    -------------
       Printers                             12.6    12.5     13.1    12.7
       -------------------------------------------------    -------------
       Net/Comm Products                     9.3     9.5      9.4     9.5
       -------------------------------------------------    -------------
       Video                                 8.9     8.4      8.7     8.3
       -------------------------------------------------    -------------
       Add-On Boards/Memory                  4.5     4.5      4.5     4.8
       -------------------------------------------------    -------------
       Input Devices                         3.2     2.9      3.1     2.8
       -------------------------------------------------    -------------
       Accessories and Other                 3.0     2.6      2.9     2.5
       -------------------------------------------------    -------------
            Total                          100.0%  100.0%   100.0%  100.0%
       ==================================================================

    No single customer accounted for more than 1.25% of net sales in the three or six month periods ended June 30, 2002 or 2001. Less than 1% of our revenues are comprised of sales to customers outside of the United States.

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

    For financial reporting purposes, we have two operating segments: corporate, which is primarily comprised of business customers but also includes consumers (which generated approximately 3% of total sales in the three and six month periods ended June 30, 2002), and public sector, comprised of federal, state and local government and educational institutions who are served by CDW Government, Inc. ("CDW-G"), a wholly owned subsidiary.

    In Item 7 ("Management's Discussion and Analysis of Financial Condition and Results of Operations") of our Annual Report on Form 10-K for the year ended December 31, 2001, which report was filed with the Securities and Exchange Commission on March 27, 2002, and amended on April 16, 2002, we included a discussion of the most significant accounting policies and estimates used in the preparation of our financial statements. There has been no material change in the policies and estimates used by us in the preparation of our financial statements since the filing of our Annual Report.

Results Of Operations

     The following table sets forth financial information derived from our consolidated statements of income expressed as a percentage of net sales:

------------------------------------------------------------------------------
                                                Percentage of Net Sales
                                        --------------------------------------
                                        Three Months Ended    Six Months Ended
       FINANCIAL INFORMATION                  June 30,             June 30,
------------------------------------------------------------------------------
                                         2002         2001     2002       2001
                                        -----        -----    -----      -----

Net sales                               100.0%       100.0%   100.0%     100.0%
Cost of sales                            87.0         86.7     87.0       86.7
                                        ------------------    ----------------
Gross profit                             13.0         13.3     13.0       13.3
Selling and administrative expenses       6.1          6.2      6.3        6.4
Net advertising expense                   0.2          0.2      0.1        0.2
                                        ------------------    ----------------
Income from operations                    6.7          6.9      6.6        6.7
Interest and other income/expense         0.2          0.3      0.2        0.3
                                        ------------------    ----------------
Income before income taxes                6.9          7.2      6.8        7.0
Income tax provision                      2.7          2.9      2.7        2.8
                                        ------------------    ----------------
Net income                                4.2%         4.3%     4.1%       4.2%
==============================================================================


    The following table sets forth for the periods indicated a summary of certain of our consolidated operating statistics:

-------------------------------------------------------------------------------------------------
                                                Three Months Ended          Six Months Ended
       Operating Statistics                           June 30,                   June 30,
-------------------------------------------------------------------------------------------------
                                                2002           2001         2002          2001
                                                ----           ----         ----          ----
Commercial customers served (1):
  Current quarter                               174,276       164,135       250,717       237,705
  Trailing 12 months                            363,282       334,281
% of sales to commercial customers                   97%           97%           97%           97%
Number of invoices processed                  1,215,415     1,062,782     2,464,068     2,154,572
Average invoice size                         $      947    $      997    $      906    $      976
Direct web sales (000's)                     $  202,129    $  152,832    $  390,308    $  303,416
Daily average web users                          85,250        81,135        92,131        93,012
Sales force, end of period                         1225          1239
Annualized inventory turnover                        25            25            26            30
Accounts receivable days sales outstanding           31            29            31            29
Annualized net sales per coworker (000's)    $    1,508    $    1,473    $    1,487    $    1,448
-------------------------------------------------------------------------------------------------


    (1) Commercial customers represent public sector customers and corporate sector customers excluding consumers.

     The following table presents net sales by product category as a percentage of total net sales. Product lines are based upon internal product code classifications. Product mix for the three and six month periods ended June 30, 2001 has been retroactively adjusted for certain changes in individual product categorization.

    -------------------------------------------------------------------------
                                          THREE MONTHS          SIX MONTHS
                                             ENDED                ENDED
       ANALYSIS OF PRODUCT MIX              JUNE 30,             JUNE 30,
    -----------------------------------------------------    ----------------
                                        2002        2001      2002       2001
    -----------------------------------------------------    ----------------
    Notebook Computers and Accessories  12.6%        14.5%    12.7%      14.9%
    -----------------------------------------------------    ----------------
    Desktop Computers and Servers       13.4         13.3     13.5       13.7
    -----------------------------------------------------    ----------------
      Subtotal Computer Products        26.0         27.8     26.2       28.6
    -----------------------------------------------------    ----------------
    Software                            18.4         17.4     17.7       16.5
    -----------------------------------------------------    ----------------
    Data Storage Devices                14.1         14.4     14.4       14.3
    -----------------------------------------------------    ----------------
    Printers                            12.6         12.5     13.1       12.7
    -----------------------------------------------------    ----------------
    Net/Comm Products                    9.3          9.5      9.4        9.5
    -----------------------------------------------------    ----------------
    Video                                8.9          8.4      8.7        8.3
    -----------------------------------------------------    ----------------
    Add-On Boards/Memory                 4.5          4.5      4.5        4.8
    -----------------------------------------------------    ----------------
    Input Devices                        3.2          2.9      3.1        2.8
    -----------------------------------------------------    ----------------
    Accessories and Other                3.0          2.6      2.9        2.5
    -----------------------------------------------------    ----------------
         Total                         100.0%       100.0%   100.0%     100.0%
    =========================================================================


    The following table represents year-over-year sales growth by product category for each of the periods indicated. Product lines are based upon internal product code classifications. Product growth rates for the three and six month periods ended June 30, 2001 have been retroactively adjusted for certain changes in individual product categorization.


    --------------------------------------------------------------------------
                                          THREE MONTHS          SIX MONTHS
        ANALYSIS OF PRODUCT CATEGORY         ENDED                ENDED
                  GROWTH                    JUNE 30,             JUNE 30,
    -----------------------------------------------------    ----------------
                                        2002        2001      2002       2001
    -----------------------------------------------------    ----------------
    Notebook Computers and Accessories  (7.2)%      (19.4)%  (11.7)%    (19.0)%
    -----------------------------------------------------    ----------------
    Desktop Computers and Servers        7.6        (13.9)     2.8       (6.7)
    -----------------------------------------------------    ----------------
      Subtotal Computer Products        (0.1)       (16.9)    (4.8)     (13.6)
    -----------------------------------------------------    ----------------
    Software                            12.6         51.4     11.5       52.1
    -----------------------------------------------------    ----------------
    Data Storage Devices                 4.2          8.9      4.0       13.6
    -----------------------------------------------------    ----------------
    Printers                             7.6         19.0      7.1       24.1
    -----------------------------------------------------    ----------------
    Net/Comm Products                    4.4          9.2      2.7       15.3
    -----------------------------------------------------    ----------------
    Video                               13.2         18.0      9.9       19.8
    -----------------------------------------------------    ----------------
    Add-On Boards/Memory                 6.9        (22.4)    (0.8)     (12.3)
    -----------------------------------------------------    ----------------
    Input Devices                       17.5         25.7     16.6       26.1
    -----------------------------------------------------    ----------------
    Accessories and Other               24.9         24.8     20.1       30.1
    -----------------------------------------------------    ----------------
         Total                           6.7%         5.4%     4.0%       9.1%
    =========================================================================

Three month period ended June 30, 2002 compared to three month period ended June 30, 2001

    Net sales in the second quarter of 2002 increased 6.2% to $1.057 billion compared to $995.0 million in the second quarter of 2001. The increase in sales was primarily due to an increase in the number of commercial customers served and increased sales in our public sector, partially offset by reduced average unit selling prices and decreased levels of IT spending by some customers. Public sector sales increased 26.2% to $217.3 in the second quarter of 2002 from $172.2 million in the second quarter of 2001, and comprised 20.6% of our total sales for second quarter of 2002. Corporate sector sales increased 2% from the second quarter of 2001 to $839.5 million. Our strength in the public sector business is primarily due to focused sales and marketing efforts in the federal, state and local government and education markets and because these customers have not reduced IT budgets as severely as those in the corporate markets.

    The average selling prices of desktop computers decreased 10.5%, servers decreased 5.1% and notebook computers decreased 10.3% from the second quarter of 2001. Unit sales of desktop computers increased 20.7%, servers increased 12.5% and notebook computers increased 2.0% from the second quarter of 2001. While there were significant changes in pricing in some product categories from the second quarter of 2001, changes in average selling prices from the first quarter 2002 indicate that pricing of computer products may be stabilizing. However, decreases in pricing for computer products are possible during the second half of 2002. Price decreases require us to generate more orders and sell more units in order to maintain or increase the level of sales.

    Software sales increased 12.6% in the second quarter of 2002 compared to the second quarter of 2001, and remained our top selling product category in the second quarter of 2002. Sales of input devices, video, printers and desktop computers were also strong during the second quarter of 2002, with sales up over 7% for each of these product categories over the second quarter of 2001.

    Gross profit as a percentage of net sales was 13.0% in the second quarter of 2002, compared to 13.3% in the second quarter of 2001. This decrease was primarily due to reductions in selling margins, partially offset by improvements in product mix and increases in software upgrade insurance accounted for on a net basis. Microsoft is shifting from selling upgrades to software products to selling an insurance product that gives users the right to future versions of software for a period of time. As Microsoft shifts to this new selling method, there is an interim product called Upgrade Advantage being sold through July 31, 2002. We account for Upgrade Advantage on a net basis, so the method of accounting is similar to a commission. Sales of Upgrade Advantage, therefore, have a positive impact on our gross profit margin, but do not have a significant impact on our sales. Upgrade Advantage added approximately one quarter of one percent to our gross profit margin in the second quarter of 2002.

    Our objective is to maintain gross profit as a percentage of sales between 12.5% and 13.0%. Gross profit margin depends on various factors, including the continued participation by vendors in inventory price protection and rebate programs, product mix, including software maintenance and third party services, pricing strategies, market conditions and other factors, any of which could result in a fluctuation of gross margin below recent experience.

    Selling and administrative expenses, excluding net advertising expense, decreased to 6.1% of net sales in the three month period ended June 30, 2002 from 6.2% in the same period of 2001. The decrease resulted primarily from a decrease in payroll costs as a percentage of net sales. Our sales force decreased by approximately 1% from the second quarter of 2001 to 1,225 as hiring has been primarily for attrition over the past few quarters and typically increases over the summer months. Our sales force includes account managers as well as sales specialists who provide consultation in areas requiring technical or specialized product expertise such as networking, security, data storage, and volume software licensing. We continue to evaluate our need for additional account managers and will adjust hiring goals as business conditions dictate. Selling and administrative expenses may increase as a percentage of net sales due to additional coworkers and continued investments in infrastructure.

    Net advertising expense as a percentage of net sales was 0.2% for the three month period ended June 30, 2002, the same as the second quarter of the prior year. Gross advertising expense increased $1 million but remained at 2.2% of net sales, consistent with the second quarter of 2001. While gross advertising expense dollars increased only marginally from the second quarter of 2001, we are generating more coverage through an aggressive branding campaign, including national television and print media, and the number of advertising impressions have more than doubled versus a year ago, primarily due to lower ad rates. Based upon our planned marketing initiatives over the next several months, gross advertising expense as a percentage of net sales is expected to be relatively consistent with or higher than the percentage for the second quarter of 2002. Cooperative advertising reimbursements as a percentage of net sales were 2% in the second quarter of 2002, consistent with the second quarter of 2001. Cooperative advertising reimbursements as a percentage of net sales may decrease in future periods depending on the level of vendor participation and collection experience.

    Consolidated operating income was $70.7 million in the second quarter of 2002, a 3.2% increase from $68.5 million in the second quarter of 2001. This increase was primarily a result of the increase in sales and decrease in operating expenses as a percentage of net sales in 2002, partially offset by the decrease in gross margin percentage. Consolidated operating income as a percentage of net sales decreased to 6.7% in the second quarter of 2002 from 6.9% in the second quarter of 2001, primarily due to the decline in gross margin percentage.

    Corporate segment operating income was $66.6 million in the second quarter of 2002, compared to $62.4 million in the same period in 2001. Corporate segment operating income was 6.3% of net sales in the second quarter of 2002, compared to 6.4% in the second quarter of 2001. Public sector segment operating income was $4.1 million in the second quarter of 2002, a decrease from $6.1 million in the second quarter of 2001. Public sector segment operating income was 1.9% of net sales in the second quarter of 2002, compared to 3.5% in the second quarter of 2001. The decline in public sector operating income was due to a lower gross margin and higher operating expenses, primarily payroll and coworker costs due to the addition of account managers to support growth in our public sector business and in anticipation of seasonal sales growth in the third quarter.

    Interest income, net of other expenses, decreased to $2.1 million in the second quarter of 2002 compared to $2.9 million in the second quarter of 2001, as higher levels of cash available for investment were offset by decreases in the rate of interest earned, primarily due to substantially lower market interest rates.

    The effective income tax rate, expressed as a percentage of income before income taxes, was 39.5% for the three month period ended June 30, 2002, compared to 39.75% for the second quarter of 2001.

    Net income in the second quarter of 2002 was $44.1 million, a 2.4% increase over $43 million in the second quarter of 2001. Diluted earnings per share were $0.49 for the three month period ended June 30, 2002 and $0.48 in the same period of 2001, an increase of 2.1%.

Six month period ended June 30, 2002 compared to six month period ended June 30, 2001

    Net sales in the first six months of 2002 increased 3.9% to $2.06 billion compared to $1.98 billion in the same period of 2001. The increase in sales was primarily due to an increase in the number of commercial customers served and increased sales in our public sector, partially offset by reduced average unit selling prices and decreased levels of IT spending by some customers. Public sector sales increased 29.9% to $375.5 million in the first six months of 2002 from $288.9 million in the first six months of 2001, and comprised 18.2% of our total sales for the first six months of 2002. Corporate sector sales declined 0.5% from the first six months of 2001 to $1.68 billion. Our strength in the public sector business is primarily due to focused sales and marketing efforts in the federal, state and local government and education markets and because these customers have not reduced IT budgets as severely as those in the corporate markets.

    The average selling price of desktop computers decreased 12.1%, servers decreased 7.6% and notebook computers decreased 16.0% from the first six months of 2001. Unit sales of desktop computers increased 16.7%, servers increased 11.7% and notebook computers increased 1.3% from the first six months of 2001. While there were significant changes in pricing in some product categories from the first six months of 2001, changes in average selling prices during the first six months of 2002 indicate that pricing of computer products may be stabilizing. However, decreases in pricing for computer products are possible during the second half of 2002. Price decreases require us to generate more orders and sell more units in order to maintain or increase the levels of sales.

    Software sales increased 11.5% in the first six months of 2002 compared to the first six months of 2001, and remained our top selling product category in the first six months of 2002. Sales of input devices, video and printers were also strong during the first six months of 2002, with sales increasing over 7% for each of these product categories over the first six months of 2001.

    Gross profit as a percentage of net sales was 13.0% for the six month period ended June 30, 2002, compared to 13.3% for the same period in 2001. This decrease was primarily due to reductions in selling margins, partially offset by improvements in product mix and increases in software upgrade insurance accounted for on a net basis. Our objective is to maintain gross profit as a percentage of net sales between 12.5% and 13.0%. Gross profit margin depends on various factors, including the continued participation by vendors in inventory price protection and rebate programs, product mix, including software maintenance and third party services, pricing strategies, market conditions and other factors, any of which could result in a fluctuation of gross margin below recent experience.

    Selling and administrative expenses, excluding net advertising expense, decreased to 6.3% of net sales in the six month period ended June 30, 2002 from 6.4% in the same period of 2001. The decrease resulted primarily from a decrease in payroll costs as a percentage of net sales, partially offset by increased occupancy costs. Occupancy expense, including rent and depreciation, increased approximately $3 million versus the first six months of 2001 due to the opening of additional sales offices in March and April, 2001, and the expansion of our warehouse in April, 2001. Our sales force decreased by approximately 1% from June 30, 2001 to 1,225 at June 30, 2002.

    Net advertising expense decreased as a percentage of net sales to 0.1% for the six month period ended June 30, 2002, from 0.2% in the first six months of the prior year. Gross advertising expense decreased $0.5 million to 2.1% of net sales, a decrease from 2.2% of net sales in the first six months of 2001. While gross advertising expense dollars decreased from the first six months of 2001, we are generating more coverage through an aggressive branding campaign, including national television and print media, and the number of advertising impressions have more than doubled versus a year ago, primarily due to lower ad rates. Based upon our planned marketing initiatives over the next several months, gross advertising expense as a percentage of net sales is expected to be relatively consistent with or higher than the percentage for the first six months of 2002. Cooperative advertising reimbursements as a percentage of net sales were 2% in the first six months of 2002, consistent with the same period of 2001. Cooperative advertising reimbursements as a percentage of net sales may decrease in future periods depending on the level of vendor participation and collection experience.

Consolidated operating income was $135.9 million in the first six months of 2002, a 3% increase from $132.0 million in the first six months of 2001. This increase was primarily a result of the increase in sales and decrease in operating expenses as a percentage of net sales in 2002, partially offset by the decrease in gross margin percentage. Consolidated operating income as a percentage of net sales decreased to 6.6% in the first six months of 2002 from 6.7% in the first six months of 2001, primarily due to the decline in gross margin percentage.

Corporate segment operating income was $128.9 million in the first six months of 2002, compared to $122.4 million in the same period in 2001. Corporate segment operating income as a percentage of net sales was 6.3% in the first six months of both 2002 and 2001. Public sector segment operating income was $6.9 million in the first six months of 2002, a decrease from $9.6 million in the first six months of 2001. Public sector segment operating income as a percentage of net sales was 1.8% in the first six months of 2002 compared to 3.3% in the same period in 2001. The decline in public sector operating income was due to lower gross margin and higher operating expenses, primarily payroll and coworker costs due to the addition of account managers to support growth in our public sector business and in anticipation of seasonal sales growth in the third quarter.

    Interest income, net of other expenses, decreased to $4.3 million in the first six months of 2002 compared to $6.6 million in the first six months of 2001, as higher levels of cash available for investing were offset by decreases in the rate of interest earned, primarily due to substantially lower market interest rates.

    The effective income tax rate, expressed as a percentage of income before income taxes, was 39.50% for the six month period ended June 30, 2002, a decrease from 39.75% for the first six months of 2001.

    Net income in the first six months of 2002 was $84.8 million, a 1.6% increase over $83.5 million in the first six months of 2001. Diluted earnings per share were $0.95 for the six month period ended June 30, 2002 and $0.94 in the same period of 2001, an increase of 1.1%.

SEASONALITY

    Although we have historically experienced variability in the rates of sales growth, we have not historically experienced seasonality in our business as a whole. While sales in our corporate segment, which serves business and consumer markets, have not historically experienced significant seasonality throughout the year, sales in our public sector segment have historically been higher in the third quarter than in other quarters due to the buying patterns of government and education customers. If sales to public sector customers continue to increase as a percentage of overall sales, the Company as a whole may experience increased seasonality in future periods.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital

    We have financed our operations and capital expenditures primarily through cash flow from operations. At June 30, 2002, we had cash, cash equivalents and marketable securities of $420.9 million and working capital of $774.8 million, representing an increase of $26.5 million in cash, cash equivalents and marketable securities and an increase of $79 million in working capital from December 31, 2001. The increase in working capital was a result of increases in cash, cash equivalents and marketable securities, accounts receivable and merchandise inventory, partially offset by an increase in accounts payable.

    We have an aggregate $70 million available pursuant to two $35 million unsecured lines of credit with two financial institutions. One line of credit expires in June 2003, at which time we intend to renew the line, and the other does not have a fixed expiration date. Borrowings under the first credit facility bear interest at the prime rate less 2 1/2%, LIBOR plus 1/2% or the federal funds rate plus 1/2%, as determined by us. Borrowings under the second credit facility bear interest at the prime rate less 2 1/2%, LIBOR plus .45% or the federal funds rate plus .45%, as determined by us. At June 30, 2002 and December 31, 2001, there were no borrowings under either of the credit facilities.

    Our current and anticipated uses of our cash, cash equivalents and marketable securities are to fund growth in working capital and capital expenditures necessary to support future growth in sales, our stock buyback program and possible expansion through acquisitions. We believe that the funds held in cash, cash equivalents and marketable securities, and funds available under the credit facilities, will be sufficient to fund our working capital and cash requirements at least through June 30, 2003.

    In January 2001, our Board of Directors authorized the purchase of up to 5 million shares of our common stock, from time to time in both open market and private transactions, as conditions warrant. Under this repurchase program, we purchased 1,726,876 shares of our common stock during the six month period ended June 30, 2002 at a total cost of approximately $80.4 million (an average price of $46.56 per share). These repurchases included 384,376 shares repurchased on May 7, 2002, at a total cost of $19 million ($49.50 per share) from Daniel B. Kass, Executive Vice-President and a Director. From January 2001 through June 30, 2002, we had purchased under this repurchase program a total of 4,419,376 shares of our common stock at a total cost of approximately $178.6 million (an average price of $40.42 per share).

    In July 2002, our Board of Directors authorized a new share repurchase program of up to 2.5 million shares of our common stock. This newly authorized repurchase amount is in addition to the remaining 316,624 shares available as of July 29, 2002, under our previously announced repurchase program, bringing the total shares available for repurchase to approximately 2.8 million. These purchases may be made from time to time in both the open market and private transactions, as conditions merit. The new repurchase program is expected to remain effective through July 2004, unless earlier terminated by the Board.

CASH FLOWS FOR THE SIX MONTH PERIOD ENDED JUNE 30, 2002

    Net cash provided by operating activities for the six month period ended June 30, 2002, was $103.3 million. Net income, tax benefits from stock options and restricted stock transactions and an increase in accounts payable were partially offset by increases in accounts receivable and inventory. The increase in accounts receivable relates primarily to an increase in sales. Days sales outstanding for the six month period ended June 30, 2002 were 31 as compared to 29 for the six month period ended June 30, 2001, primarily due to an increase in sales toward the end of the period. Inventory increased during the period due to higher levels of in-transit inventory to our customers and from our vendors at June 30, 2002, resulting in a decrease in annualized inventory turnover to 26 times for the six month period ended June 30, 2002, as compared to 30 for the six month period ended June 30, 2001. The increase in tax benefits from stock options and restricted stock transactions primarily relates to the exercise of options by Gregory C. Zeman, a Director and an advisor to the Company, and Daniel B. Kass, Executive Vice-President and a Director.

    Net cash used in investing activities for the six month period ended June 30, 2002 was $42.5 million, including $38.1 million for investments in marketable securities and $4 million for capital expenditures. At June 30, 2002, we had a $6.1 million net investment in and loan to CDW-L, a joint venture between CDW Capital Corporation ("CDWCC"), a wholly-owned subsidiary of the Company, and First Portland Corporation ("FIRSTCORP"), an unrelated third party leasing company. Effective May 1, 2002, CDW decided to stop placing new leases into this venture and began to refer customers to a variety of independent leasing sources, including several manufacturer captive entities. The existing leases in CDW-L's portfolio will be held until maturity, with the majority expiring prior to December 31, 2004. Pursuant to a loan agreement between CDWCC and CDW-L, CDWCC had previously committed up to $10 million in loans to CDW-L. At June 30, 2002, $5 million was outstanding under this loan agreement, $3.4 million of which is subordinated to loans from financial institutions. Subsequent to June 30, 2002, CDWCC terminated its loan commitment.

    Net cash used in financing activities for the six month period ended June 30, 2002 was $72 million. The repurchase of 1,726,876 shares of our common stock at a total cost of $80.4 million was partially offset by proceeds of $8.4 million from the exercise of stock options under our various stock option plans.

    Any statements in this report that are forward-looking (that is, not historical in nature) are made pursuant to the safe harbor provisions of The Private Securities Litigation Reform Act of 1995. Such forward-looking statements include, for example, statements concerning the Company's sales, gross profit as a percentage of sales, advertising expense and cooperative advertising reimbursements. In addition, words such as "likely," "may," "would," "could," "anticipate," "believe," "estimate," "expect," "intend," "plan," and similar expressions, may identify forward-looking statements in this report. Forward-looking statements in this report are based on the Company's beliefs and expectations as of the date of this report and are subject to risks and uncertainties, including those described below, which may have a significant impact on the Company's business, operating results or financial condition. Investors are cautioned that these forward-looking statements are inherently uncertain. Should one or more of the risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described herein. The following factors, among others, may have an impact on the accuracy of the forward-looking statements contained in this report: the continued acceptance of the Company's distribution channel by vendors and customers, the timely availability and acceptance of new products, continuation of key vendor relationships and support programs, the continuing development, maintenance and operation of the Company's I.T. systems, changes and uncertainties in economic conditions that could affect the rate of I.T. spending by the Company's customers, changes in pricing by our vendors, the ability of the Company to hire and retain qualified account managers and any additional factors described from time to time in the Company's filings with the Securities and Exchange Commission. These among other factors are discussed in further detail in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001, which was filed with the Securities and Exchange Commission on March 27, 2002 and amended on April 16, 2002, and which discussion is incorporated by reference herein.

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk

           There has been no material change from the information provided in
           Item 7a of the Company's Annual Report on Form 10-K for the year ended December 31, 2001.


PART II    Other Information

ITEM 1.    Legal Proceedings

           None.

ITEM 4.    Submission of Matters to a Vote of Security Holders

     (a)   The Company held its annual meeting of shareholders on May 22, 2002.

     (b) Set forth below are the four matters that were presented to and voted upon by our shareholders, and the results of such shareholders' votes.

   1.      Election of Directors

                                        Votes For   Votes Withheld    Non-Votes
              Nominee
              - Michelle L. Collins    81,950,440           69,617            -
              - Casey G. Cowell        81,952,790           67,267            -
              - John A. Edwardson      81,953,727           66,330            -
              - Daniel S. Goldin       81,943,451           76,606            -
              - Donald P. Jacobs       81,867,529          152,528            -
              - Daniel B. Kass         81,951,165           68,892            -
              - Michael P. Krasny      81,592,347          427,710            -
              - Terry L. Lengfelder    81,948,935           71,422            -
              - Brian E. Williams      81,952,067           68,020            -
              - Gregory C. Zeman       81,950,397           69,660


   2.      Ratification of Selection of Independent Accountants

           The ratification of the selection of PricewaterhouseCoopers LLP, independent public accountants, as auditors for the Company for the year ended December 31, 2002.

                      Votes For    Votes Against    Abstentions     Non-Votes
                      ---------    -------------    -----------     ---------
                     79,712,114        2,287,779         20,164             -

   3.      Ratification of the Amendment to the CDW 2000 Incentive
           Stock Option Plan

           The approval and ratification of the amendment to the CDW 2000 Incentive Stock Option Plan pertaining to option grants made to Non-Employee Directors.

                      Votes For    Votes Against    Abstentions     Non-Votes
                      ---------    -------------    -----------     ---------
                     60,666,087       21,178,819        175,151             -


   4.      Ratification of the CDW Employee Stock Purchase Plan

           The approval and ratification of the CDW Employee Stock Purchase
           Plan.

                      Votes For    Votes Against    Abstentions     Non-Votes
                      ---------    -------------    -----------     ---------
                     80,558,490        1,430,618         30,949             -



ITEM 6.    Exhibits and Reports on Form 8-K

    (a)    Exhibits:

               3 (a) Restated By-laws of the Company (amended through July 24, 2002)

              10 (a) Revolving Note between the Company and LaSalle National Bank dated June 30, 2002

              10 (b) Stock Purchase Agreement between the Company and Daniel B. Kass dated as of May 7, 2002

              10 (c) CDW 2000 Incentive Stock Option Plan (as amended through April 2, 2002), as incorporated by reference herein to Exhibit A to CDW's Definitive Proxy Statement filed with the Securities and Exchange Commission on April 16, 2002


              10 (d) CDW Employee Stock Purchase Plan, as incorporated by reference herein to Exhibit B to CDW's Definitive Proxy Statement filed with the Securities and Exchange Commission on April 16, 2002


              99.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350


              99.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350


    (b)       Reports on Form 8-K:

              There were no reports on Form 8-K filed for the three month period ended June 30, 2002.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         CDW Computer Centers, Inc.
                                         (Registrant)


   Date   August 13, 2002                /s/  Barbara A. Klein
          ---------------                ------------------------------------
                                         By: Barbara A. Klein
                                             Senior Vice President and
                                             Chief Financial Officer
                                             (Duly authorized officer and
                                             principal financial officer)