Form 10-Q
period 2002-09-30
CDW COMPUTER CENTERS INC
filed 2002-11-14
CIK 899171

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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


-------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

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

YES                               No
    ---                              ---

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of November 8, 2002, 89,635,222 common shares were issued and 83,926,846 were outstanding.

                           CDW COMPUTER CENTERS, INC.

                                TABLE OF CONTENTS

                                                                                                         Page No.
                                                                                                        -----------
PART I.      FINANCIAL INFORMATION

             ITEM 1.    Financial Statements (unaudited):

                        Condensed Consolidated Balance Sheets -
                        September 30, 2002 and December 31, 2001                                            1

                        Condensed Consolidated Statements of Income -
                        Three and nine months ended September 30, 2002 and 2001                             2

                        Condensed Consolidated Statement of Shareholders' Equity -
                        Nine months ended September 30, 2002                                                3

                        Condensed Consolidated Statements of Cash Flows -
                        Nine months ended September 30, 2002 and 2001                                       4

                        Notes to Condensed Consolidated Financial Statements                                5


             ITEM 2.    Management's Discussion and Analysis of
                        Financial Condition and Results of Operations                                       10

             ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk                          18

             ITEM 4.    Controls and Procedures                                                             18

PART II.     OTHER INFORMATION

             ITEM 6.    Exhibits and Reports on Form 8-K                                                    18

                        Signatures                                                                          19

                        Certifications                                                                      20

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                  CDW COMPUTER CENTERS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)




                                                      SEPTEMBER 30,              DECEMBER 31,
                                                          2002                       2001
                                                    -----------------          -----------------
                                                       (UNAUDITED)
ASSETS
Current assets:
     Cash and cash equivalents                              $ 185,273                  $ 145,977
     Marketable securities                                    283,619                    248,404
     Accounts receivable, net of allowance for
       doubtful accounts of $10,500 and $9,500
       respectively                                           362,113                    318,405
     Merchandise inventory                                    126,600                    119,117
     Miscellaneous receivables                                 16,584                      9,760
     Deferred income taxes                                      9,040                      9,040
     Prepaid expenses                                           2,703                      3,455
                                                    -----------------          -----------------

     Total current assets                                     985,932                    854,158

Property and equipment, net                                    63,779                     69,073
Investment in and advances to joint venture                     5,875                      5,382
Deferred income taxes and other assets                          7,543                      8,416
                                                    -----------------          -----------------

      TOTAL ASSETS                                        $ 1,063,129                  $ 937,029
                                                    =================          =================

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                       $ 121,449                  $ 106,808
     Accrued expenses:
       Compensation                                            29,539                     28,113
       Income taxes                                            31,692                      7,847
       Other                                                   18,138                     15,604
                                                    -----------------          -----------------

     Total current liabilities                                200,818                    158,372
                                                    -----------------          -----------------


Shareholders' equity:

     Preferred shares, $1.00 par value; 5,000
       shares authorized; none issued                              --                         --
     Common shares, $ .01 par value; 500,000
       shares authorized; 89,138 and 88,466
       shares issued, respectively                                891                        885
     Paid-in capital                                          330,085                    258,708
     Retained earnings                                        761,002                    621,299
     Unearned compensation                                     (1,094)                    (1,931)
     Accumulated other comprehensive income                        22                          -
                                                    -----------------          -----------------
                                                            1,090,906                    878,961
     Less cost of common shares in treasury,
       5,708 shares and 2,893 shares,
       respectively                                          (228,595)                  (100,304)
                                                    -----------------          -----------------

     Total shareholders' equity                               862,311                    778,657
                                                    -----------------          -----------------

      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY          $ 1,063,129                  $ 937,029
                                                    =================          =================

The accompanying notes are an integral part of the consolidated financial statements.

                  CDW COMPUTER CENTERS, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (in thousands, except per share data)
                                  (unaudited)





                                           THREE MONTHS ENDED SEPTEMBER 30,             NINE MONTHS ENDED SEPTEMBER 30,
                                         -------------------------------------        -------------------------------------
                                               2002                2001                    2002                 2001
                                         -----------------    ----------------        ----------------    -----------------

 Net sales                                    $ 1,150,970           $ 991,065             $ 3,210,626          $ 2,973,355
 Cost of sales                                    993,930             857,091               2,786,175            2,576,639
                                         ----------------     ---------------         ---------------     ----------------

 Gross profit                                     157,040             133,974                 424,451              396,716

 Selling and administrative expenses               67,186              64,476                 196,396              190,851
 Net advertising expense                              931                 648                   3,244                5,053
                                         ----------------     ---------------         ---------------     ----------------

 Income from operations                            88,923              68,850                 224,811              200,812

 Interest income                                    2,188               3,138                   7,239               10,081
 Other expense, net                                  (377)               (228)                 (1,136)                (534)
                                         ----------------     ---------------         ---------------     ----------------

 Income before income taxes                        90,734              71,760                 230,914              210,359

 Income tax provision                              35,840              28,525                  91,211               83,618
                                         ----------------     ---------------         ---------------     ----------------

 Net income                                      $ 54,894            $ 43,235               $ 139,703            $ 126,741
                                         ================     ===============         ===============     ================

 Earnings per share
   Basic                                           $ 0.65              $ 0.50                  $ 1.64               $ 1.48
                                         ================     ===============         ===============     ================
   Diluted                                         $ 0.63              $ 0.49                  $ 1.57               $ 1.42
                                         ================     ===============         ===============     ================

 Weighted average number of
 common shares outstanding
   Basic                                           84,206              85,843                  85,212               85,924
                                         ================     ===============         ===============     ================
   Diluted                                         87,326              89,042                  88,740               89,010
                                         ================     ===============         ===============     ================

The accompanying notes are an integral part of the consolidated financial statements.

                  CDW COMPUTER CENTERS, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                 (in thousands)
                                   (unaudited)



                                                                                                       ACCUMULATED
                                     TOTAL                                                                OTHER
                                  SHAREHOLDERS  COMMON    PAID-IN   RETAINED    UNEARNED    TREASURY  COMPREHENSIVE  COMPREHENSIVE
                                     EQUITY     SHARES    CAPITAL   EARNINGS  COMPENSATION  SHARES       INCOME          INCOME
                                  ------------  ------    -------   --------  ------------  -------    -----------    ------------

BALANCE AT DECEMBER 31, 2001       $ 778,657    $ 885   $258,708    $621,299    $(1,931)   $(100,304)      $--

MPK Restricted Stock Plan
  forfeitures                             --                 (22)                    22

Amortization of unearned
  compensation                           815                                        815

Exercise of stock options              9,339        6      9,333

Tax benefit from stock
  option and restricted
  stock transactions                  62,066              62,066

Purchase of treasury shares         (128,291)                                               (128,291)

Net income                           139,703                         139,703                                             $  139,703

Net unrealized gains
  on marketable securities                22                                                                22                   22
                                                                                                                         ----------
Comprehensive income                                                                                                      $ 139,725
                                  ----------    -----   --------    --------   --------    ---------      ----           ==========

BALANCE AT SEPTEMBER 30, 2002      $ 862,311    $ 891   $330,085    $761,002    $(1,094)   $(228,595)     $ 22
                                  ==========    =====   ========    ========    =======    =========      ====

The accompanying notes are an integral part of the consolidated financial statements.

                  CDW COMPUTER CENTERS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)



                                                             NINE MONTHS ENDED SEPTEMBER 30,
                                                           ----------------------------------
                                                                2002               2001
                                                           --------------      --------------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                      $ 139,703          $ 126,741

Adjustments to reconcile net income to net cash provided by operating activities:

       Depreciation                                                11,836             11,204
       Accretion of marketable securities                             488               (363)
       Stock-based compensation expense                               815              1,517
       Allowance for doubtful accounts                              1,000              2,500
       Deferred income taxes                                        1,382                996
       Tax benefit from stock option and restricted
         stock transactions                                        62,066             53,130

       Changes in assets and liabilities:
         Accounts receivable                                      (44,708)            (9,195)
         Miscellaneous receivables and other assets                (7,054)             1,320
         Merchandise inventory                                     (7,483)           (26,636)
         Prepaid expenses                                             243               (673)
         Prepaid income taxes                                          --            (21,837)
         Accounts payable                                           6,474             74,446
         Accrued compensation                                       1,426              1,004
         Accrued income taxes and other expenses                   26,379            (11,849)
                                                           --------------     --------------

       Net cash provided by operating activities                  192,567            202,305
                                                           --------------     --------------

CASH FLOWS FROM INVESTING ACTIVITIES:

       Purchases of available-for-sale securities              (1,092,473)        (1,449,656)
       Redemptions of available-for-sale securities             1,183,625          1,303,362
       Purchases of held-to-maturity securities                  (227,801)           (51,845)
       Redemptions of held-to-maturity securities                 100,968             93,028
       Investment in and advances to joint venture                 (8,913)           (17,714)
       Repayment of advances from joint venture                     8,650             15,324
       Purchase of property and equipment                          (6,542)           (20,434)
                                                           --------------     --------------

       Net cash used in investing activities                      (42,486)          (127,935)
                                                           --------------     --------------

CASH FLOWS FROM FINANCING ACTIVITIES:

       Purchase of treasury shares  (1)                          (120,124)           (87,891)
       Proceeds from exercise of stock options                      9,339              5,602
                                                           --------------     --------------

       Net cash used in financing activities                     (110,785)           (82,289)
                                                           --------------     --------------

NET INCREASE / (DECREASE) IN CASH                                  39,296             (7,919)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                   145,977             43,664
                                                           --------------     --------------

CASH AND CASH EQUIVALENTS - END OF PERIOD                       $ 185,273           $ 35,745
                                                           ==============     ==============


(1) The Company acquired $8.2 and $10.3 million of treasury shares in September 2002 and September 2001, respectively, for which cash settlement occurred in October 2002 and October 2001, respectively. Accordingly, the Company has excluded these non-cash items from both the "Purchase of treasury shares" and "Accounts payable" amounts presented above.


The accompanying notes are an integral part of the consolidated financial statements.

                   CDW COMPUTER CENTERS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


1. Description of Business

    CDW Computer Centers, Inc. (collectively with its subsidiaries, the "Company" or "CDW") is the largest direct marketer of multi-brand computers and related technology products and services in the United States. Our primary business is conducted from a combined corporate office and distribution center located in Vernon Hills, Illinois, sales offices in Mettawa and Chicago, Illinois and a sales office in Lansdowne, Virginia. Subsequent to September 30, 2002, the Company discontinued use of its Buffalo Grove, Illinois sales office, because sales staff were relocated to the Mettawa office. Additionally, we market and sell products through www.cdw.com and www.cdwg.com, our Internet sites.

    We extend credit to corporate and public sector customers under certain circumstances based upon the financial strength of the customer. Such customers are typically granted net 30 day credit terms. Payment for the balance of our sales are made primarily through third party credit cards.

2. Summary of Significant Accounting Policies

Basis of Presentation

     The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States. Such principles were applied on a basis consistent with those reflected in the 2001 Annual Report on Form 10-K and documents incorporated therein as filed with the Securities and Exchange Commission. The accompanying financial data should be read in conjunction with the notes to consolidated financial statements contained in the 2001 Annual Report on Form 10-K and documents incorporated therein. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting solely of normal recurring accruals) necessary to present fairly our financial position as of September 30, 2002 and December 31, 2001, the results of operations for the three and nine month periods ended September 30, 2002 and 2001, the cash flows for the nine month periods ended September 30, 2002 and 2001, and the changes in shareholders' equity for the nine month period ended September 30, 2002. The unaudited condensed consolidated statements of income for such interim periods are not necessarily indicative of results for the full year.

     In 2002, we adopted Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This Statement supercedes SFAS No. 121. The Statement had no impact on our financial statements for the three and nine month periods ended September 30, 2002, and we do not expect it to have any significant impact for the year ending December 31, 2002.

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

3. Marketable Securities

     The amortized cost and estimated fair values of our investments in marketable securities at September 30, 2002, were (in thousands):

                                                                               GROSS
                                                                             UNREALIZED
                                                                               HOLDING
                                                       ESTIMATED     ---------------------------     AMORTIZED
                                                       FAIR VALUE       GAINS        (LOSSES)          COST
                                                      ------------   ------------   -----------    ------------
Security Type
Available-for-sale:
     U.S. Government and Government Agency
     Securities                                        $    15,524    $        24    $       --    $     15,500
     Municipal Bonds                                        85,187             --           (2)          85,189
                                                      ------------   ------------   -----------    ------------
     Total available-for-sale                              100,711             24           (2)         100,689
                                                      ------------   ------------   -----------    ------------
Held-to-maturity:
     U.S. Government and Government Agency
     Securities                                            148,216            507            --         147,709
     Corporate Fixed Income Securities                      35,246             47            --          35,199
                                                      ------------   ------------   -----------    ------------
     Total held-to-maturity                                183,462            554            --         182,908
                                                      ------------   ------------   -----------    ------------
Total marketable securities                            $   284,173    $       578    $      (2)    $    283,597
                                                      ============   ============   ===========    ============

     Estimated fair values of marketable securities are based on quoted market prices. The amortized cost and estimated fair value of our investments in marketable securities at September 30, 2002, by contractual maturity were (in thousands):

                                                         ESTIMATED            AMORTIZED
                                                         FAIR VALUE             COST
                                                      ----------------     ---------------
Due in one year or less                                $       244,265     $       243,822
Due in greater than one year                                    39,908              39,775
                                                      ----------------     ---------------
     Total investments in marketable securities        $       284,173     $       283,597
                                                      ================     ===============

     All of the marketable securities that were due in greater than one year have maturity dates prior to September 30, 2004.

     The gross unrealized holding gains and losses on available-for-sale securities are recorded as accumulated other comprehensive income, which is reflected as a separate component of shareholders' equity. We began this presentation as of September 30, 2002 and consider amounts for prior periods immaterial. The gross realized gains and losses on marketable securities that are included in Other expense in the Condensed Consolidated Statements of Income are not considered material.


4. Financing Arrangements

     We have an aggregate $70 million available pursuant to two $35 million unsecured lines of credit with two financial institutions. One line of credit expires in June 2003, at which time we intend to renew the line, and the other does not have a fixed expiration date. Borrowings under the first credit facility bear interest at the prime rate less 2 1/2%, LIBOR plus 1/2% or the federal funds rate plus 1/2%, as determined by us. Borrowings under the second credit facility bear interest at the prime rate less 2 1/2%, LIBOR plus .45% or the federal funds rate plus .45%, as determined by us. At September 30, 2002, there were no borrowings under either of the credit facilities.

     We have entered into security agreements with certain financial institutions ("Flooring Companies") in order to facilitate the purchase of inventory from various suppliers under certain terms and conditions. The agreements allow for a maximum credit line of $82 million collateralized by inventory purchases financed by the Flooring Companies. At September 30, 2002, all amounts owed the Flooring Companies were included in trade accounts payable.


5. Earnings Per Share

     At September 30, 2002, we had outstanding common shares totaling approximately 83,430,000. We have granted options to purchase common shares to the directors and coworkers of CDW under several stock option plans. These options have a dilutive effect on earnings per share. The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations as required by SFAS No. 128, "Earnings Per Share."

                                                Three Months Ended                Nine Months Ended
                                                   September 30,                    September 30,
                                            (in 000's except per share       (in 000's except per share
                                                       data)                            data)
                                           ------------------------------    ----------------------------
                                               2002             2001              2002            2001
                                           -------------    -------------    -----------     -----------
     Basic earnings per share:
     Income available to
       common shareholders (numerator)     $      54,894    $     43,235     $   139,703     $   126,741
                                           -------------    ------------     -----------     -----------
     Weighted average common
       shares outstanding
       (denominator)                              84,206          85,843          85,212          85,924
                                           -------------    ------------     -----------     -----------
     Basic earnings per share              $        0.65    $       0.50     $      1.64     $      1.48
                                           =============    ============     ===========     ===========
     Diluted earnings per share:
     Income available to
          common shareholders
          (numerator)                      $      54,894    $     43,235     $   139,703     $   126,741
                                           -------------    ------------     -----------     -----------
     Weighted average common
          shares outstanding                      84,206          85,843          85,212          85,924
     Effect of dilutive securities:
          Options on common stock                  3,120           3,199           3,528           3,086
                                           -------------    ------------     -----------     -----------
     Total common shares and dilutive
          securities (denominator)                87,326          89,042          88,740          89,010
                                           -------------    ------------     -----------     -----------
     Diluted earnings per share            $        0.63    $       0.49     $      1.57     $      1.42
                                           =============    ============     ===========     ===========

     Additional options to purchase common shares were outstanding during the three and nine month periods ended September 30, 2002, but were not included in the computation of diluted earnings per share because the exercise prices of these options were greater than the average market price of common shares during the respective periods. The following table summarizes the weighted average number, and the weighted average exercise price, of those options which were excluded from the calculation:

                                                       Three Months Ended        Nine Months Ended
                                                       September 30, 2002       September 30, 2002
                                                       ------------------       ------------------
Weighted average number of options (in 000's)                       1,094                      901
Weighted average exercise price                                    $55.49                   $55.71

     The options were all outstanding at September 30, 2002.


6. Share Repurchase Programs

     In January 2001, our Board of Directors authorized the purchase of up to 5,000,000 shares of our common stock. This repurchase program was completed during September 2002. Repurchased shares are held in treasury pending use for general corporate purposes, including issuances under various employee stock plans. Under this repurchase program, we purchased 2,307,500 shares of our common stock during the nine month period ended September 30, 2002, at a total cost of $106.4 million (an average price of $46.11 per share). These repurchases included 384,376 shares repurchased on May 7, 2002, at a total cost of $19.0 million ($49.50 per share), from Daniel B. Kass, Executive Vice President and a Director. From January 2001 through September 30, 2002, we purchased the 5,000,000 shares authorized to be repurchased at a total cost of $204.6 million (an average price of $40.92 per share).

     In July 2002, our Board of Directors authorized a new share repurchase program of up to 2,500,000 shares of our common stock. These purchases may be made from time to time in both the open market and private transactions, as conditions warrant. This program is expected to remain in effect through July 2004, unless earlier terminated by the Board or completed. Under this repurchase program, we purchased 508,376 shares of our common stock at a total cost of $21.9 million (an average price of $42.99 per share) during the quarter ended September 30, 2002.

7. Segment Information

     We are engaged in the sale of multi-brand computers and related technology products and services, primarily through direct marketing. We have two operating segments: corporate, which is primarily comprised of business customers, but also includes consumers, and public sector, which is comprised of federal, state and local government and education institution customers. In accordance with SFAS 131, "Disclosure about Segments of an Enterprise and Related Information," the internal organization that is used by management for making operating decisions and assessing performance is the source of our reportable segments.

    The accounting policies of the segments are the same as those described above in the "Summary of Significant Accounting Policies." We allocate resources to and evaluate performance of our segments based on both sales and operating income. Our corporate segment provides purchasing, merchandising, accounting, information technology, marketing, distribution and fulfillment services to the public sector segment. Certain elements of gross margin and operating expenses are subject to intercompany service agreements which provide for, among other things, a mark-up on intercompany sales and allocation of indirect expenses such as occupancy, operations and other support, payroll, training and benefits. The table below presents information about our reportable segments:



                                                Three Months Ended September 30, 2002 (in 000's)
                                 -----------------------------------------------------------------------------
                                     Corporate         Public Sector        Eliminations        Consolidated
                                 -----------------     ----------------    ----------------    ---------------
External customer sales            $       869,127     $        281,843    $            --     $     1,150,970
Transfers between segments                 276,359                   --           (276,359)                 --
                                   ---------------     ----------------    ---------------     ---------------
Total net sales                    $     1,145,486     $        281,843    $      (276,359)    $     1,150,970
                                   ===============     ================    ===============     ===============
Income from operations             $        83,737     $          5,186    $            --     $        88,923
                                   ===============     ================    ===============
Net interest income and
other expense                                                                                            1,811
                                                                                               ---------------
Income before income taxes                                                                     $        90,734
                                                                                               ===============
Total assets                       $     1,007,574     $        101,203    $       (45,670)    $     1,063,107
                                   ===============     ================    ===============     ===============

                                                Three Months Ended September 30, 2001 (in 000's)
                                 ------------------------------------------------------------------------------
                                     Corporate         Public Sector        Eliminations        Consolidated
                                 -----------------     ----------------    ----------------    ----------------
External customer sales            $       776,719     $        214,346    $            --     $        991,065
Transfers between segments                 203,323                   --           (203,323)                  --
                                 -----------------     ----------------    ----------------    ----------------
Total net sales                    $       980,042     $        214,346    $      (203,323)    $        991,065
                                 =================     ================    ================    ================
Income from operations             $        61,334     $          7,516    $             --    $         68,850
                                 =================     ================    ================
Net interest income and
other expense                                                                                             2,910
                                                                                               ----------------
Income before income taxes                                                                     $         71,760
                                                                                               ================
Total assets                       $       873,547     $         80,482    $       (42,891)    $        911,138
                                 =================     ================    ================    ================


                                                Nine Months Ended September 30, 2002 (in 000's)
                                 ------------------------------------------------------------------------------
                                     Corporate         Public Sector        Eliminations        Consolidated
                                 -----------------     ----------------    ----------------    ----------------

External customer sales            $     2,553,320     $        657,306    $            --     $      3,210,626
Transfers between segments                 637,417                   --           (637,417)                  --
                                 -----------------     ----------------    ----------------    ----------------
Total net sales                    $     3,190,737     $        657,306    $      (637,417)    $      3,210,626
                                 =================     ================    ================    ================
Income from operations             $       212,684     $         12,127    $             --    $        224,811
                                 =================     ================    ================
Net interest income and
other expense                                                                                             6,103
                                                                                               ----------------
Income before income taxes                                                                     $        230,914
                                                                                               ================
Total assets                       $     1,007,574     $        101,203    $       (45,670)    $      1,063,107
                                 =================     ================    ================    ================


                                                Nine Months Ended September 30, 2001 (in 000's)
                                 ------------------------------------------------------------------------------
                                     Corporate         Public Sector        Eliminations        Consolidated
                                 -----------------     ----------------    ----------------    ----------------
External customer sales            $     2,470,071     $        503,284    $            --     $      2,973,355
Transfers between segments                 466,941                   --           (466,941)                  --
                                 -----------------     ----------------    ----------------    ----------------
Total net sales                    $     2,937,012     $        503,284    $      (466,941)    $      2,973,355
                                 =================     ================    ================    ================
Income from operations             $       183,700     $         17,112    $             --    $        200,812
                                 =================     ================    ================
Net interest income and
other expense                                                                                             9,547
                                                                                               ----------------
Income before income taxes                                                                     $        210,359
                                                                                               ================
Total assets                       $       873,547     $         80,482    $       (42,891)    $        911,138
                                 =================     ================    ================    ================

     Our assets are primarily managed as part of the corporate segment, including all inventory and the majority of all property and equipment. As a result, capital expenditures and related depreciation are immaterial for the public sector segment. The public sector segment assets consist principally of cash and cash equivalents and accounts receivable. Certain reclassifications of assets between segments were made in the second and third quarters of 2002, with no impact on total consolidated assets.

     Sales and operating expenses relating to our investment in CDW Leasing, L.L.C. ("CDW-L"), accounted for under the equity method, are immaterial to the Company as a whole and are evaluated by management for making operating decisions and allocating resources as part of the corporate segment. The net equity earnings (losses) relating to our investment in CDW-L, accounted for under the equity method, were $(40,200) and $107,800 for the three months ended September 30, 2002 and 2001, respectively, and $230,300 and $213,500 for the nine months ended September 30, 2002 and 2001, respectively. These amounts are included in Selling and administrative expenses in the Condensed Consolidated Statements of Income.

     No single customer accounted for more than 1% of net sales in the three or nine month periods ended September 30, 2002 or 2001. Less than 1% of our revenues are comprised of sales to customers outside of the United States.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the notes thereto.

Overview

     We are the largest direct marketer of multi-brand computers and related technology products and services in the United States. Our primary business is conducted from a combined corporate office and distribution center located in Vernon Hills, Illinois, sales offices in Mettawa and Chicago, Illinois and a sales office in Lansdowne, Virginia. Subsequent to September 30, 2002, the Company discontinued use of its Buffalo Grove, Illinois sales office, because sales staff were relocated to the Mettawa office. Additionally, we market and sell products through www.cdw.com and www.cdwg.com, our Internet sites.

     For financial reporting purposes, we have two operating segments: corporate, which is primarily comprised of business customers, but also includes consumers (which generated approximately 3% of total sales in the three and nine month periods ended September 30, 2002), and public sector, comprised of federal, state and local government and educational institution customers which are served by CDW Government, Inc. ("CDW-G"), a wholly owned subsidiary.

    In Item 7 ("Management's Discussion and Analysis of Financial Condition and Results of Operations") of our Annual Report on Form 10-K for the year ended December 31, 2001, which was filed with the Securities and Exchange Commission on March 27, 2002, and amended on April 16, 2002, we included a discussion of the most significant accounting policies and estimates used in the preparation of our financial statements. There has been no material change in the policies and estimates used by us in the preparation of our financial statements since the filing of our Annual Report.

Results Of Operations

     The following table sets forth financial information derived from our consolidated statements of income expressed as a percentage of net sales:

-----------------------------------------------------------------------------------------------------------
                                                                         Percentage of Net Sales
                                                          -------------------------------------------------
                                                             Three Months Ended         Nine Months Ended
FINANCIAL INFORMATION                                          September 30,              September 30,
-----------------------------------------------------------------------------------------------------------
                                                             2002        2001            2002         2001
                                                          ---------    --------       ---------      ------
Net sales                                                     100.0%      100.0%          100.0%      100.0%
Cost of sales                                                  86.4        86.5            86.8        86.7
                                                          ---------------------       ---------------------
Gross profit                                                   13.6        13.5            13.2        13.3
Selling and administrative expenses                             5.8         6.5             6.1         6.4
Net advertising expense                                         0.1         0.1             0.1         0.2
                                                          ---------------------       ---------------------
Income from operations                                          7.7         6.9             7.0         6.7
Interest and other income/expense                               0.2         0.3             0.2         0.4
                                                          ---------------------       ---------------------
Income before income taxes                                      7.9         7.2             7.2         7.1
Income tax provision                                            3.1         2.8             2.8         2.8
                                                          ---------------------       ---------------------
Net income                                                      4.8%        4.4%            4.4%        4.3%
===========================================================================================================


     The following table sets forth for the periods indicated a summary of certain of our consolidated operating statistics:

----------------------------------------------------------------------------------------------------------------------
                                                           Three Months Ended                  Nine Months Ended
OPERATING STATISTICS                                           September 30,                      September 30,
----------------------------------------------------------------------------------------------------------------------
                                                         2002              2001              2002             2001
                                                      ---------         ---------        ---------         -----------
Commercial customers served (1):
  Current quarter                                       177,969           170,704          310,936           301,374
  Trailing 12 months                                    363,597           348,050          363,597           348,050
% of sales to commercial customers                         97.9%             96.9%            97.4%             96.8%
Number of invoices processed                          1,273,758         1,090,025        3,737,826         3,244,597
Average invoice size                                     $1,034              $980             $950              $977
Direct web sales (000's)                               $224,351          $150,987         $614,659          $454,403
Daily average web users                                  87,557            80,573           90,631            88,820
Sales force, end of period                                1,250             1,276            1,250             1,276
Annualized inventory turnover                                28                27               30                28
Accounts receivable days sales outstanding                   29                32               31                32
Annualized net sales per coworker (000's)                $1,639            $1,443           $1,522            $1,440
----------------------------------------------------------------------------------------------------------------------

(1) Commercial customers include public sector customers and corporate customers excluding consumers.

     The following table presents net sales by product category as a percentage of total net sales. Product lines are based upon internal product code classifications. Product mix for the three and nine month periods ended September 30, 2001 has been retroactively adjusted for certain changes in individual product categorization.



          ------------------------------------------------------------------------------------
                                                    THREE MONTHS             NINE MONTHS
                                                       ENDED                    ENDED
          ANALYSIS OF PRODUCT MIX                   SEPTEMBER 30,           SEPTEMBER 30,
          -------------------------------------------------------        --------------------
                                                  2002      2001          2002         2001
          -------------------------------------------------------        --------------------
          Notebook Computers and Accessories      12.2%    14.7%            12.6%      14.9%
          -------------------------------------------------------        --------------------
          Desktop Computers and Servers           13.1     12.6             13.4       13.3
          -------------------------------------------------------        --------------------
            Subtotal Computer Products            25.3     27.3             26.0       28.2
          -------------------------------------------------------        --------------------
          Software                                19.0     17.0             18.1       16.7
          -------------------------------------------------------        --------------------
          Data Storage Devices                    13.7     14.6             14.1       14.4
          -------------------------------------------------------        --------------------
          Printers                                13.4     13.2             13.2       12.9
          -------------------------------------------------------        --------------------
          Net/Comm Products                        9.3      9.8              9.4        9.6
          -------------------------------------------------------        --------------------
          Video                                    8.7      8.6              8.7        8.4
          -------------------------------------------------------        --------------------
          Add-On Boards/Memory                     3.8      3.8              4.3        4.4
          -------------------------------------------------------        --------------------
          Input Devices                            3.2      3.0              3.1        2.8
          -------------------------------------------------------        --------------------
          Other                                    3.6      2.7              3.1        2.6
          -------------------------------------------------------        --------------------
               Total                             100.0%   100.0%           100.0%     100.0%
          ===================================================================================


     The following table represents year-over-year sales growth by product category for each of the periods indicated. Product lines are based upon internal product code classifications. Product growth rates for the three and nine month periods ended September 30, 2001 have been retroactively adjusted for certain changes in individual product categorization.


          --------------------------------------------------------------------------------
                                                    THREE MONTHS             NINE MONTHS
           ANALYSIS OF PRODUCT CATEGORY GROWTH          ENDED                   ENDED
                                                    SEPTEMBER 30,           SEPTEMBER 30,
          -------------------------------------------------------        -----------------
                                                  2002      2001          2002      2001
          -------------------------------------------------------        -----------------
          Notebook Computers and Accessories      (4.3)%   (27.0)%        (9.3)%   (21.7)%
          -------------------------------------------------------        -----------------
          Desktop Computers and Servers           19.1     (22.3)          8.0     (12.4)
          -------------------------------------------------------        -----------------
            Subtotal Computer Products             6.5     (24.9)         (1.1)    (17.6)
          Software                                27.7      42.0          16.6      48.9
          -------------------------------------------------------        -----------------
          Data Storage Devices                     8.2       2.3           5.5       9.6
          -------------------------------------------------------        -----------------
          Printers                                16.8       8.2          10.5      18.0
          -------------------------------------------------------        -----------------
          Net/Comm Products                        9.3       0.8           5.2       9.8
          -------------------------------------------------------        -----------------
          Video                                   15.9       6.7          12.1      14.8
          -------------------------------------------------------        -----------------
          Add-On Boards/Memory                    15.1     (39.5)          3.6     (22.2)
          -------------------------------------------------------        -----------------
          Input Devices                           24.3       8.6          20.8      17.8
          -------------------------------------------------------        -----------------
          Other                                   50.2      21.7          29.7      27.9
          -------------------------------------------------------        -----------------
               Total                              16.1%     (3.7)%         8.0%      4.6%
          ================================================================================

Three month period ended September 30, 2002 compared to three month period ended September 30, 2001

     Net sales in the third quarter of 2002 increased 16.1% to $1.151 billion compared to $991.1 million in the third quarter of 2001. Software sales increased 27.7% compared to the third quarter of 2001, and remained our top selling product category. Sales of input devices, desktop computers and servers, printers, video, and memory were also strong, with sales increasing over 15% for each of these product categories over the third quarter of 2001. Corporate segment sales increased 11.9% from the third quarter of 2001 to $869.1 million. Public sector segment sales increased 31.5% to $281.8 million and comprised 24.5% of our total sales for the third quarter of 2002. Our strength in the public sector segment is primarily due to our focused sales and marketing efforts in the federal, state and local government and education markets.

     The average selling price of our products decreased from the third quarter of 2001, however, the impact of this was more than offset by increased unit sales. Changes in average selling prices from the second quarter 2002 indicate that pricing of computer products may be stabilizing. However, decreases in pricing for computer products are possible during the remainder of 2002. Price decreases require us to generate more orders and sell more units in order to maintain or increase sales.

     Gross profit increased 17.2% in the third quarter of 2002, to $157.0 million, compared to $134.0 million in the third quarter of 2001. As a percentage of net sales, gross profit was 13.6% in the third quarter of 2002, compared to 13.5% in the third quarter of 2001. The increase in the gross profit percentage was primarily due to increased sales of a software upgrade insurance product offered by Microsoft, accounted for on a net basis, and related increased levels of vendor software rebates, partially offset by reductions in selling margins. Microsoft is shifting from selling software product upgrades to selling an insurance product that gives users the right to future versions of software for a period of time. As Microsoft shifts to this new selling method, an interim product called Upgrade Advantage was sold through July 31, 2002. We accounted for Upgrade Advantage on a net basis, so the method of accounting is similar to a commission. Sales of Upgrade Advantage, therefore, have a positive impact on our gross profit margin, but do not have a significant impact on our sales. Because this version of Upgrade Advantage was only sold through July 31, 2002, the third quarter experienced increased volume related to this product, which will not continue.

     The gross profit objective as a percentage of sales is between 12.5% and 13.0%. Gross profit margin depends on various factors, including the continued participation by vendors in inventory price protection and rebate programs, product mix, including software maintenance and third party services, pricing strategies, market conditions and other factors, any of which could result in a fluctuation of gross margin below recent experience.

     Selling and administrative expenses increased 4.2% in the third quarter of 2002, to $67.2 million, compared to $64.5 million in the third quarter of 2001. The increase was primarily due to $4.2 million of increased payroll costs, offset by $1.7 million of reduced expense related to payroll taxes resulting from stock option exercises. Selling and administrative expenses decreased to 5.8% of net sales in the three months ended September 30, 2002, from 6.5% in the same period of 2001, primarily due to increased sales. Our sales force decreased from 1,276 at September 30, 2001 to 1,250 at September 30, 2002. Our sales force includes account managers as well as product category specialists who provide consultation in areas requiring technical or specialized product expertise such as networking, security, data storage, and volume software licensing. We continue to evaluate our need for additional account managers and will adjust hiring goals as business conditions dictate. Selling and administrative expenses may increase as a percentage of net sales due to the addition of coworkers and continued investments in infrastructure.

     Net advertising expense in the third quarter of 2002 was $0.9 million, compared to $0.6 million in the prior year period. As a percentage of net sales, net advertising expense was 0.1% for the three months ended September 30, 2002, the same percentage as the third quarter of the prior year. Gross advertising expense increased $2.1 million, but decreased as a percentage of net sales to 2.1% compared to 2.3% in the third quarter of 2001. While gross advertising expense dollars increased only marginally from the third quarter of 2001, we are generating more coverage through an aggressive branding campaign, including national television and print media. Cooperative advertising reimbursements increased $1.8 million, but decreased as a percentage of net sales to 2.0%, compared to 2.2% in the third quarter of 2001. Cooperative advertising reimbursements as a percentage of net sales may decrease in future periods depending on the level of vendor participation and collection experience.

    Consolidated operating income was $88.9 million in the third quarter of 2002, a 29.0% increase from $68.9 million in the third quarter of 2001. This increase was primarily a result of the increase in sales and gross margin, and continued controlled growth of operating expenses in 2002. Consolidated operating income as a percentage of net sales increased to 7.7% in the third quarter of 2002 from 6.9% in the third quarter of 2001.

     Corporate segment operating income was $83.7 million in the third quarter of 2002, compared to $61.3 million in the same period in 2001. Corporate segment operating income increased as a percentage of net sales to 7.3% from 6.3% in the third quarter of 2001. The increase in corporate segment operating income was primarily due to increased sales. Public sector segment operating income was $5.2 million in the third quarter of 2002, a decrease from $7.5 million in the third quarter of 2001. Public sector segment operating income decreased as a percentage of net sales to 1.8% from 3.5% in the third quarter of 2001. The decrease in public sector segment operating income was due to a lower gross margin and higher operating expenses, primarily payroll and coworker costs incurred to support growth in our public sector business.

     Interest income, net of other expenses, decreased to $1.8 million in the third quarter of 2002 compared to $2.9 million in the third quarter of 2001, as higher levels of cash available for investment were offset by decreases in the rates of interest earned, due to substantially lower market interest rates.

     The effective income tax rate, expressed as a percentage of income before income taxes, was 39.5% for the three month period ended September 30, 2002, compared to 39.75% for the third quarter of 2001.

     Net income in the third quarter of 2002 was $54.9 million, a 27.0% increase over $43.2 million in the third quarter of 2001. Diluted earnings per share were $0.63 for the three month period ended September 30, 2002 and $0.49 in the same period of 2001, an increase of 28.6%.

Nine month period ended September 30, 2002 compared to nine month period ended September 30, 2001

     Net sales in the first nine months of 2002 increased 8.0% to $3.21 billion compared to $2.97 billion in the same period of 2001. Software sales increased 16.6% compared to the first nine months of 2001, and remained our top selling product category. Sales of input devices, video and printers were also strong, with sales increasing over 10% for each of these product categories over the first nine months of 2001. Corporate segment sales increased 3.4% from the first nine months of 2001 to $2.55 billion. Public sector segment sales increased 30.6% from the first nine months of 2001 to $657.3 million and comprised 20.5% of our total sales for the first nine months of 2002. Our strength in the public sector segment is primarily due to our focused sales and marketing efforts in the federal, state and local government and education markets.

     The average selling price of our products decreased from the first nine months of 2001, however, the impact of this was more than offset by increased unit sales. Changes in average selling prices during the first nine months of 2002 indicate that pricing of computer products may be stabilizing. However, decreases in pricing for computer products are possible during the remainder of 2002. Price decreases require us to generate more orders and sell more units in order to maintain or increase sales.

     Gross profit increased 7.0% for the nine months ended September 30, 2002, to $424.4 million, compared to $396.7 million for the comparable period last year. As a percentage of net sales, gross profit was 13.2% for the nine month period ended September 30, 2002, compared to 13.3% for the same period in 2001. The gross profit objective as a percentage of net sales is between 12.5% and 13.0%. Gross profit margin depends on various factors, including the continued participation by vendors in inventory price protection and rebate programs, product mix, including software maintenance and third party services, pricing strategies, market conditions and other factors, any of which could result in a fluctuation of gross margin below recent experience.

     Selling and administrative expenses increased 2.9% for the nine months ended September 30, 2002, to

$196.4 million, compared to $190.9 million in the same period of 2001. The increase was primarily due to $3.0 million of increased payroll and employee-related costs along with $2.2 million of increased occupancy costs. Selling and administrative expenses decreased to 6.1% of net sales in the nine month period ended September 30, 2002, from 6.4% in the same period of 2001, primarily due to increased sales.

     Net advertising expense in the first nine months of 2002 was $3.2 million, compared to $5.1 million in the prior year. As a percentage of net sales, net advertising expense was 0.1% for the nine month period ended September 30, 2002, compared to 0.2% in the first nine months of the prior year. Gross advertising expense increased $1.6 million, but decreased as a percentage of net sales to 2.1% compared to 2.2% of net sales in the first nine months of 2001. Cooperative advertising reimbursements increased $3.4 million, but decreased as a percentage of net sales to 2.0% in the first nine months of 2002, compared to 2.1% in the first nine months of 2001. Cooperative advertising reimbursements as a percentage of net sales may decrease in future periods depending on the level of vendor participation and collection experience.

     Consolidated operating income was $224.8 million in the first nine months of 2002, a 12.0% increase from $200.8 million in the first nine months of 2001. This increase was primarily a result of the increase in sales and controlled growth of operating expenses in 2002, partially offset by the decrease in gross margin percentage. Consolidated operating income as a percentage of net sales increased to 7.0% in the first nine months of 2002 from 6.7% in the first nine months of 2001.

     Corporate segment operating income was $212.7 million in the first nine months of 2002, compared to $183.7 million in the same period in 2001. Corporate segment operating income increased as a percentage of net sales to 6.7% in the first nine months of 2002 from 6.3% in 2001. The increase in corporate segment operating income was primarily due to increased sales. Public sector segment operating income was $12.1 million in the first nine months of 2002, a decrease from $17.1 million in the first nine months of 2001. Public sector segment operating income as a percentage of net sales decreased to 1.8% in the first nine months of 2002 from 3.4% in the same period in 2001. The decrease in public sector segment operating income was due to a lower gross margin and higher operating expenses, primarily payroll and coworker costs incurred to support growth in our public sector business.

     Interest income, net of other expenses, decreased to $6.1 million in the first nine months of 2002 compared to $9.5 million in the first nine months of 2001, as higher levels of cash available for investing were offset by decreases in the rates of interest earned, due to substantially lower market interest rates.

     The effective income tax rate, expressed as a percentage of income before income taxes, was 39.5% for the nine month period ended September 30, 2002, a decrease from 39.75% for the first nine months of 2001.

     Net income in the first nine months of 2002 was $139.7 million, a 10.2% increase over net income of $126.7 million in the first nine months of 2001. Diluted earnings per share were $1.57 for the nine month period ended September 30, 2002 and $1.42 in the same period of 2001, an increase of 10.6%.


SEASONALITY

     Historically, we have experienced variability in the rates of sales growth, although we have not experienced seasonality in our business as a whole. While sales in our corporate segment, which serves business and consumer markets, have not historically experienced significant seasonality throughout the year, sales in our public sector segment have historically been higher in the third quarter than in other quarters due to the buying patterns of government and education customers. If sales to public sector customers continue to increase as a percentage of overall sales, the Company as a whole may experience increased seasonality in future periods.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital

     We have financed our operations and capital expenditures primarily through cash flow from operations. At

September 30, 2002, we had cash, cash equivalents and marketable securities of $468.9 million and working capital of $785.1 million, representing an increase of $74.5 million in cash, cash equivalents and marketable securities and an increase of $89.3 million in working capital from December 31, 2001. The increase in working capital was a result of increases in cash, cash equivalents and marketable securities, accounts receivable and merchandise inventory, partially offset by increases in accounts payable and accrued expenses.

     We have an aggregate $70 million available pursuant to two $35 million unsecured lines of credit with two financial institutions. One line of credit expires in June 2003, at which time we intend to renew the line, and the other does not have a fixed expiration date. Borrowings under the first credit facility bear interest at the prime rate less 2 1/2%, LIBOR plus 1/2% or the federal funds rate plus 1/2%, as determined by us. Borrowings under the second credit facility bear interest at the prime rate less 2 1/2%, LIBOR plus .45% or the federal funds rate plus .45%, as determined by us. At September 30, 2002 and December 31, 2001, there were no borrowings under either of the credit facilities.

     Our current and anticipated uses of our cash, cash equivalents and marketable securities are to fund growth in working capital and capital expenditures necessary to support future growth in sales, our stock buyback program and possible expansion through acquisitions. We believe that the funds held in cash, cash equivalents and marketable securities, and funds available under the credit facilities, will be sufficient to fund our working capital and cash requirements at least through September 30, 2003.

     In January 2001, our Board of Directors authorized the purchase of up to 5,000,000 shares of our common stock. Under this repurchase program, completed in September 2002, we purchased 2,307,500 shares of our common stock during the nine month period ended September 30, 2002, at a total cost of $106.4 million (an average price of $46.11 per share). These repurchases included 384,376 shares repurchased on May 7, 2002, at a total cost of $19.0 million ($49.50 per share), from Daniel B. Kass, Executive Vice President and a Director. From January 2001 through September 30, 2002, we purchased the 5,000,000 shares authorized to be repurchased at a total cost of $204.6 million (an average price of $40.92 per share).

     In July 2002, our Board of Directors authorized a new share repurchase program of up to 2,500,000 shares of our common stock. These purchases may be made from time to time in both the open market and private transactions, as conditions warrant. This program is expected to remain in effect through July 2004, unless earlier terminated by the Board or completed. Under this repurchase program, we purchased 508,376 shares of our common stock at a total cost of $21.9 million (an average price of $42.99 per share) during the quarter ended September 30, 2002.


Cash flows for the nine month period ended September 30, 2002

     Net cash provided by operating activities for the nine month period ended September 30, 2002, was $192.6 million. This was primarily from net income, tax benefits from stock options and restricted stock transactions, and an increase in accrued income taxes and other expenses, partially offset by an increase in accounts receivable. The increase in tax benefits from stock options and restricted stock transactions primarily relates to the exercise of options by Gregory C. Zeman, a Director and employee of the Company, and Daniel B. Kass, Executive Vice President and a Director. The increase in accrued income taxes and other expenses relates primarily to the timing of estimated tax payments. The increase in accounts receivable relates primarily to an increase in sales. Days sales outstanding for the nine month period ended September 30, 2002 were 31 days as compared to 32 days for the nine month period ended September 30, 2001.

     Net cash used in investing activities for the nine month period ended September 30, 2002 was $42.5 million, including $35.7 million for investments in marketable securities and $6.5 million for capital expenditures. At September 30, 2002, we had a $5.9 million net investment in and loan to CDW-L, a joint venture between CDW Capital Corporation ("CDWCC"), a wholly-owned subsidiary of the Company, and First Portland Corporation, an unrelated third party leasing company. Effective May 1, 2002, CDW decided to stop originating new leases with this venture and began to refer customers to a variety of independent leasing sources, including several manufacturer captive entities. The existing leases in CDW-L's portfolio will be held until maturity, with the majority expiring prior to December 31, 2004. Pursuant to a loan agreement between CDWCC and CDW-L, CDWCC had previously committed up to $10 million in loans to CDW-L. On September 5, 2002, CDWCC terminated its loan commitment. Repayment of the outstanding loans may be made through cash flow from operations after debt service on subordinated loans outstanding from financial institutions. At September 30, 2002, $4.8 million was outstanding under this loan agreement, $2.8 million of which is subordinated to loans from financial institutions.

     Net cash used in financing activities for the nine month period ended September 30, 2002 was $110.8 million. The repurchase of 2,625,876 shares of our common stock at a total cost of $120.1 million, excluding 190,000 shares at a total cost of $8.2 million acquired during September 2002 for which cash settlement did not occur until October 2002, was partially offset by proceeds of $9.3 million from the exercise of stock options under our various stock option plans.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In April 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections." Among other things, the statement updates, clarifies and simplifies existing accounting pronouncements relating to the extinguishment of debt. The provisions of this statement related to the extinguishment of debt shall be applied in fiscal years beginning after May 15, 2002. We do not expect the adoption of this Statement to have a material impact on our financial position or results of operations.

     In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." The statement requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. This statement replaces previous accounting guidance provided by EITF (Emerging Issues Task Force) Issue No. 94-3. Statement 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. We are considering the Standard and its effect on our financial statements.

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

ITEM 4. Controls and Procedures

    (a) Evaluation of disclosure controls and procedures: The Company's Chief Executive Officer and its Chief Financial Officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) as of a date within 90 days of filing date of this quarterly report (the "Evaluation Date"), have concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company would be made known to them by others within the Company, particularly during the period in which this quarterly report was being prepared.

    (b) Changes in internal controls: There were no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's internal controls and procedures subsequent to the Evaluation Date, nor any significant deficiencies or material weaknesses in such internal controls and procedures requiring corrective actions. As a result, no corrective actions were taken.

PART II Other Information

ITEM 6. Exhibits and Reports on Form 8-K

    (a) Exhibits:


        99.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350

        99.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350



    (b) Reports on Form 8-K:


       (i) We filed a Current Report on Form 8-K on August 13, 2002 containing copies of the sworn statements of John A. Edwardson and Barbara A. Klein, submitted to the SEC pursuant to Securities and Exchange Commission Order No. 4-460.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    CDW Computer Centers, Inc.
                                    (Registrant)


Date   November 14, 2002              /s/  Barbara A. Klein
       ------------------            ----------------------------------------
                                     By: Barbara A. Klein
                                         Senior Vice President and
                                         Chief Financial Officer
                                         (Duly authorized officer and principal
                                          financial officer)

                                 CERTIFICATIONS


I, John A. Edwardson, certify that:

1. I have reviewed this quarterly report on Form 10-Q of CDW Computer Centers, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                  /s/ John A. Edwardson
                                  ------------------------------------
                                  John A. Edwardson
                                  Chairman and Chief Executive Officer
                                  CDW Computer Centers, Inc.
                                  November 14, 2002

I, Barbara A. Klein, certify that:

1. I have reviewed this quarterly report on Form 10-Q of CDW Computer Centers, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                              /s/ Barbara A. Klein
                              --------------------------------
                              Barbara A. Klein
                              Senior Vice President and Chief Financial Officer CDW Computer Centers, Inc.
                              November 14, 2002