Form 10-K
period 2002-12-31
CDW COMPUTER CENTERS INC
filed 2003-03-28
CIK 899171

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
Form 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number      0-21796

CDW Computer Centers, Inc.

(Exact name of registrant as specified in its charter)

Illinois (State or other jurisdiction of incorporation or organization)	36-3310735 (I.R.S. Employer Identification No.)

200 N. Milwaukee Ave. Vernon Hills, Illinois (Address of principal executive offices)	60061 (Zip Code)

Registrant’s telephone number, including area code: (847) 465-6000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

None	N/A

Securities registered pursuant to Section 12 (g) of the Act:

Common Stock

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. [ X ]

As of June 28, 2002, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the common stock held by non-affiliates was approximately $2.722 billion, based upon the closing market price per share of $46.81.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act) Yes [ X ] No [ ]

As of March 19, 2003, the registrant had 83,859,884 shares of common stock, $0.01 par value, outstanding.

Documents Incorporated by Reference

Portions of the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 21, 2003, to be filed not later than April 30, 2003, are incorporated by reference into Part III.

CDW COMPUTER CENTERS, INC.
FORM 10-K ANNUAL REPORT
FOR THE YEAR ENDED DECEMBER 31, 2002
INDEX

i

PART I

Item 1.    Business.

General

     CDW Computer Centers, Inc. (collectively with its subsidiaries, “CDW” or the “Company”) is the largest direct marketer of multi-brand computers and related technology products and services in the United States. The Company was founded in 1984 and reincorporated in 1995 in Illinois. Our extensive offering of products, including hardware, software and accessories, combined with our service offerings, provide comprehensive solutions for our customers’ technology needs. We offer customers a broad range of technology products from leading vendors such as Cisco, Hewlett-Packard, IBM, Intel, Microsoft, Sony and Toshiba, among others. Our high volume, cost-efficient operations, supported by our proprietary information technology systems, enable us to offer these products at competitive prices combined with a high level of service, an approach we call “high tech, high touch.” Our value-added services include the ability to custom configure multi-branded solutions for our customers and offer technical support 24 hours a day, 7 days a week.

     We have more than 1,300 account managers and sales specialists who sell primarily to commercial customers. For financial reporting purposes, we have two operating segments: corporate, which is primarily comprised of business customers, but also includes consumers (consumers generated approximately 3% of total net sales in 2002), and public sector, which is comprised of federal, state and local government and educational institution customers who are served by CDW Government, Inc. (“CDW-G”), a wholly-owned subsidiary. Our corporate customers are concentrated in the small to medium business (SMB) category. The discussions of sales and marketing activities for the corporate segment and any reference to commercial accounts exclude consumers. (See Note 14 to the Consolidated Financial Statements for certain financial information regarding our two operating segments.)

     We market to current and prospective customers through our catalogs, other direct mailing programs, product advertisements in computer trade magazines, our Web sites and various Web advertising vehicles. Additionally, we promote the CDW brand on a national basis through our branding campaign, which includes television, print media and other activities. Our marketing efforts are integrated with a proactive calling program by our account managers. We also focus significant efforts on developing and expanding our E-business initiatives. These initiatives include CDW.com and CDWG.com (our Web sites), and CDW@work and CDWG@work (our extranets), which are customized Web sites for our commercial customers.

     For the year ended December 31, 2002, we served approximately 361,000 commercial accounts, which comprised 97% of our total net sales. We focus on generating repeat sales from existing customers while also generating sales from new customers. We engender a high degree of customer loyalty through our relationship-based account managers. These account managers are knowledgeable about customer needs and assist customers by providing advice on the selection and configuration of multi-branded technology solutions.

     We adhere to a core philosophy known as the CDW CIRCLE OF SERVICE™, which places the customer at the center of all of the Company’s actions. The philosophy is based on the premise that “People Do Business With People They Like.” The CDW CIRCLE OF SERVICE™ is a graphic reminder to our coworkers that good service leads to good experiences and increased sales. A fundamental element of the CDW CIRCLE OF SERVICE™ is our coworkers, who are highly motivated and incented to share in the Company’s success.

     Electronic versions of CDW’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to these reports are available free of charge through our Web sites, CDW.com and CDWG.com, as soon as reasonably practicable after we electronically file these reports with the Securities and Exchange Commission.

Business Strategy

     Our business strategy is to be a high volume, cost-efficient direct marketer of multi-brand, competitively-priced computers and related technology products and services while providing a high level of support to our customers. We believe that the following factors are of principal importance in our ability to implement this “high tech, high touch” business strategy:

     Multi-Branded Solutions. We offer more than 80,000 products, which include a wide range of product types from leading manufacturers including Cisco, Hewlett-Packard, IBM, Intel, Microsoft, Sony and Toshiba. With this broad selection of products, we can provide our customers with fully-integrated, multi-branded technology solutions and the convenience of one-stop shopping. We also continuously review and enhance our product mix based on new product introductions and the buying needs of our customers.

     Customer Focus. We focus our sales and marketing efforts on attracting and serving commercial customers rather than consumers. We believe commercial customers typically have ongoing requirements to purchase sophisticated products and systems and value our relationship-based approach and high level of service. In 2002, sales to commercial customers comprised 97% of total net sales.

     We also continue to grow our public sector business, which is directed at meeting the technology needs of federal, state and local governments, and primary and secondary educational institutions. We serve these markets, which have different purchasing requirements, with a field sales force that actively calls on customers and prospects in person to augment the Company’s inside sales force. We also reach our public sector customer base through our customized Web site, CDWG@work.

     Competitive Pricing. We are able to offer our customers competitive prices due to our low cost structure, efficient distribution methods, ability to purchase products directly from manufacturers and economies of scale in purchasing products. Our size and financial strength allow us to negotiate advantageous purchasing terms and earn vendor rebates and incentives.

     Marketing. We use a marketing mix of direct response activities, including our catalogs and trade magazine advertising, combined with a multifaceted branding campaign, including national television advertising. These activities are intended to generate customer response and a high level of awareness of CDW. Our marketing activities are directed to commercial users and the decision makers in commercial organizations.

     Customer Service. We have over 1,300 account managers and sales specialists who are highly trained in the Company’s products, systems and philosophies, enabling them to provide a high level of customer service. We assign an account manager to each customer. Account managers understand their customers’ businesses and technology systems and are able to recommend integrated product solutions based on customer needs, past purchases and technological developments. Our account managers provide a high level of customer service through CDW’s proprietary customer relationship management system. Customers also benefit from specialty sales support teams that have in-depth knowledge of and experience with complex technology products and applications such as network solutions, storage applications and software licenses.

     Custom Configuration. We offer custom configuration services such as the installation of accessories and expansion products, loading of software, imaging for custom applications and configuration of network operating systems. Our custom configuration services benefit our customers by reducing the cost and time necessary to deploy new products into their existing technology environment.

     Technical Support. Our technical staff is well-trained and maintains the highest levels of professional certification from manufacturers. We employ a technical staff of more than 130 with over 470 manufacturer certifications to assist the customer with technical questions and issues. We offer technical support services by telephone 24 hours a day, 7 days a week. We believe that our commitment to service at the time of sale and after the purchase maximizes sales and encourages repeat customers.

     Information Technology. We use proprietary, real-time information technology systems which centralize management of key functions and generate daily operating control reports enabling management to identify and respond quickly to internal changes and trends in the industry and to provide high levels of customer satisfaction. We integrate our real-time systems with CDW.com and CDWG.com, our Web sites, providing real-time information for our customers.

     Effective Inventory Control. Our management information systems, purchasing system, radio frequency-based cycle counting system and use of vendor stock balancing and price protection programs allow us to minimize our investment in inventory and to reduce inventory discrepancies and the risk of obsolescence while meeting customer needs. These systems resulted in the Company achieving approximately 27 inventory turns during 2002.

     High Quality Personnel. We strive to attract, retain and motivate high quality personnel and provide our coworkers with financial incentives designed to maximize performance and productivity. Our objective is, whenever possible, to promote people from within to positions of increased responsibility. We have instituted short-term incentive programs, stock-based compensation and an on-site childcare and fitness center facility to reward and motivate all of our coworkers.

Product Offering

     We offer multi-brand computers and related technology products, including hardware and peripherals, software, networking and communication products and accessories, for use with microcomputers based on a variety of operating platforms, including Microsoft, Apple, Linux, Novel, Oracle and others. Aggressive inventory management allows us to limit our on-hand inventory and ship orders generally on a same-day basis.

     We continually seek to expand and improve our relationships with manufacturers as well as increase the number of products which we are authorized to sell.

Purchasing and Vendor Relationships

     We believe that effective purchasing from a diverse vendor base is a key element of our business strategy. For the year ended December 31, 2002, Tech Data and Ingram Micro were the only individual distributors from whom our purchases exceeded 10% of total purchases. Additionally, in 2002, Hewlett-Packard and Microsoft were the only individual manufacturers whose products comprised more than 10% of our total sales.

     Our marketing and purchasing staffs work together to identify reliable, high-quality suppliers of products, then actively negotiate to achieve the lowest possible cost and expand vendor support programs. We seek to establish strong relationships with our vendors, and employ a policy of paying vendors within stated terms and taking advantage of all appropriate discounts. Several of our leading vendors such as Hewlett-Packard and Microsoft have full-time representatives on-site at the Company’s facilities.

     We purchase products for resale both directly from manufacturers and indirectly through distributors and other sources, all of whom we consider our vendors. During 2002, we purchased approximately 53% of our merchandise directly from manufacturers and the remaining amount from distributors and other sources. We are authorized by manufacturers to sell via direct marketing all or selected products offered by the manufacturer. Our authorization with each manufacturer provides for certain terms and conditions, which may include one or more of the following: product return privileges, price protection policies, purchase discounts and vendor support programs, such as purchase or sales rebates and cooperative advertising reimbursements. Vendors also periodically offer the Company bulk inventory purchase opportunities to purchase a large amount of product at reduced prices. Vendor support programs are at the discretion of the vendors and usually require the achievement of a specified sales volume or growth rate to qualify for all, or some, of the incentive program.

Inventory Management/Distribution

     We apply our proprietary information technology systems to the task of managing our inventory in an aggressive, cost-efficient manner, resulting in a rapid-turn inventory model. Our information technology systems provide information on each item of inventory from the time it is ordered until it is shipped to a customer. We generally only stock items that have attained a minimum sales volume. All of our inventory items contain UPC bar codes that are matched to our internal product codes which allow the system to track and discern trends with respect to product movement and inventory obsolescence. We also use vendor stock balancing and price protection programs to minimize our investment in inventory.

     Our distribution process is highly automated. Once a customer order is received, either by phone, online or fax, it is processed for credit approval. After credit approval is received, orders are automatically routed to our warehouse for shipping. All product picking is performed using bar-coded labels, UPC bar codes and radio frequency scanning. All product shipments travel through our warehouse on automatic conveyor systems with in-line scanning and are subject to numerous quality control checks. Our sorting system automatically provides a final quality control check and directs boxes to the appropriate commercial carrier.

     We believe that the Chicago metropolitan area is an excellent location for our business as it is centrally located for purposes of shipping products throughout the United States and provides timely access to our principal distributors. Our location enables the Company to obtain non-stocked items for same-day shipping. The relocation of key distributors utilized in our purchasing model could adversely impact our results of operations. We believe that competitive sources of supply are available in substantially all of the merchandise categories we carry.

Marketing and Advertising Activities

     We market to our current and prospective customers using catalogs, promotional mailing campaigns, advertising and a proactive outbound calling program. In addition, we promote the CDW brand through a national branding campaign, which includes print media, television advertisements and other activities.

     Catalogs are one of our main advertising vehicles and approximately 40 million catalogs are produced and distributed each year. Our catalog strategy has evolved to include specialty catalogs such as networking communications and software. Our main catalog now includes relevant content such as interviews with industry executives and noteworthy technology developments. In 2000, we launched a Customer Technology Seminar Series, hosting representatives from industry manufacturers and influential persons in the technology field who discuss the latest information technology issues with our customers. Customers who are unable to attend the series can access the presentations on the Company’s Web sites.

     As a result of our relationships with our vendors, a substantial portion of our advertising and marketing expenses are reimbursed through cooperative advertising reimbursement programs. These cooperative advertising programs are at the discretion of our vendors and are typically tied to sales or purchasing volumes and other commitments required by the Company. In order to measure the effectiveness of our marketing activities, we track responses to our various efforts by a variety of means. We use this information to further refine our marketing strategy and to develop more effective programs.

E-business

     We utilize our Web sites and extranets to implement our “high tech, high touch” business strategy. Our objective is to make it easy for our customers to transact business with the Company and ultimately to enhance our customer relationships. Our Web sites include many advanced features to attract new customers and produce sales, including more than 80,000 computer products to search and order online, advanced search capabilities, product specifications, and information on product availability and pricing. During 2002 and 2001, we generated $829.2 million and $615.3 million, respectively, of direct online sales over our Web sites. We also offer side-by-side product comparisons, links to product reviews, newsworthy announcements, personalized access and customized two-way interaction that allows for checking order status.

     We continue to enhance our award-winning, customized Web sites, marketed as CDW@work and CDWG@work extranets. These sites give customers online access to information such as order status, accounts payable details, purchase history and details about their dedicated CDW or CDW-G account team. Customers may also use their site to automate technology purchasing procedures, inventory asset-tagged items, reprint invoices and retrieve quotes prepared by their account manager. In addition, we have, through our strong relationships with vendors, arranged for links between vendors’ Web sites and our own. Many customers use the extranets to gather product information, including pricing and availability, and then follow up with their account manager to access the account manager’s knowledge base regarding product compatibility and other information. In 2002, sales to customers with active extranets, including online orders and those placed directly with account managers, totaled approximately $3.0 billion, representing approximately 70% of total sales.

Sales Activities and Order Fulfillment

     Our success is due in part to the strength of our account managers who manage customer relationships by responding to customer inquiries and proactively calling existing and potential new customers. Our account managers are trained in Company systems and philosophies, have in-depth product knowledge and are motivated to maximize operating income and provide high levels of customer service. All account managers are graduates of CDW University, our proprietary sales training program. New account managers are immersed in the University’s intense College of Sales and complete an 11-week sales consulting, product training, systems and customer service curriculum. We seek to build customer relationships by assigning each customer to the account manager who first serves the customer. Upon subsequent calls to CDW, the customer is directed to their account manager for assistance. In the spirit of teamwork, account managers are encouraged to cooperate and work together to maximize operating income and customer satisfaction.

     Each catalog and advertisement distributed by the Company bears a toll-free number to be used by customers in phoning CDW to place a product order. Telephone calls are answered by account managers who utilize on-line computer terminals to retrieve information regarding product characteristics, cost and availability and to enter customer orders. Account managers enter orders on-line into a computerized order fulfillment system which updates our customer purchase history. Computer processing of orders is performed immediately following the placement of the order and upon receipt of credit approval. We ship most credit approved orders on the day the order is received. We generally ship products to customers by Airborne, A.I.T., Eagle, FedEx, FedEx Ground, United Parcel Service and other commercial delivery services and invoice customers for shipping charges.

     Our account managers are generally compensated pursuant to a commission schedule based upon the gross profit they generate. Our account managers have the authority to negotiate and adjust prices for products, provided that the account manager sells the product at a price which meets established management guidelines and pursuant to various contracted prices, where applicable. Our account managers have the opportunity to achieve relatively high compensation levels and have historically shown increased productivity as training and experience levels increase.

Customers

     We served approximately 361,000 commercial customers for the year ended December 31, 2002. For the year ended December 31, 2002, sales to our commercial customers accounted for approximately 97% of total net sales. We are not dependent on any one customer. For the year ended December 31, 2002, our largest customer comprised only .50% of net sales and our top five customers comprised approximately 1.30% of net sales. Our corporate customers are primarily small and medium size businesses that generally have less than 1,000 employees at a single location. We also serve larger corporate customers, including FORTUNE 1000 companies, as either a primary or secondary vendor. CDW-G, which conducts the Company’s public sector business, focuses on meeting the technology needs of federal, state and local governments, as well as primary and secondary educational institutions.

     Our customers are located almost entirely in the United States. In 2002, approximately 11% of our net sales were to customers in Illinois, approximately 33% were to customers in the eastern United States, approximately 19% were to customers in the southern United States, approximately 21% were to customers in the western United States and approximately 15% were to customers in the midwestern United States (excluding Illinois). Approximately 1% of our sales in 2002 were to customers outside of the continental United States.

Custom Configuration and Technical Support

     We offer custom configuration services, including installation of accessories or expansion products, software loading, network configuration and custom applications imaging. Custom configurations provide additional value to our customers because they reduce the cost and time necessary to deploy new products into their existing technology environments. The ability to configure products to customer specifications enables CDW to generate incremental sales. We have the infrastructure in place to double the number of custom-configured products.

     Our technical support staff is well trained and maintains the highest levels of professional certification from manufacturers, including that of Microsoft Certified Systems Engineer (MCSE) and Novell Certified Network Engineer. Our technical support staff is motivated to obtain high certification levels, as they are compensated, in part, on the basis of those certifications. Technical support is available by telephone 24 hours a day, 7 days a week to assist customers with technical problems or answer questions in order to increase customer satisfaction and reduce product returns. We have developed a proprietary customer service tracking system to ensure that customer-initiated service requests are responded to rapidly. As a result, substantially all customer service calls are answered in one minute or less.

Information Technology Systems

     Our information technology systems are a key element in our ability to maintain what we believe is the lowest cost structure among multi-brand direct marketers of computers and related technology products and services. We have installed and operate customized information technology and telephony systems. Collectively, these systems allow for centralized management of key functions, including inventory, accounts receivable, purchasing, sales and distribution. Additionally, our systems enable the preparation of daily operating control reports which provide thorough, detailed and timely information regarding key aspects of our business. Our proprietary information technology systems enable us to enhance productivity, ship customer orders on a same-day basis, respond quickly to industry changes and provide high levels of customer service. Historical customer orders are tracked within our system so that we can provide our customers with updates regarding product upgrades and other information relating to the products they purchase from the Company.

     Our success is dependent on the accuracy and proper utilization of our information technology and telephony systems. We anticipate that we will continue to require software and hardware upgrades for our current information technology systems. In addition, our ability to adapt our systems to changes in the competitive environment or to take advantage of additional automation is dependent on our ability to recruit and retain qualified information technology professionals.

     The integrity of our information technology systems is vulnerable to certain forms of disaster including, but not limited to, natural disasters such as tornadoes. We have established a disaster recovery plan that utilizes a backup system for our information technology and telephone systems. The primary components of our information technology systems and the hardware for backup systems are maintained at separate locations.

Coworkers, Training and Culture

     At December 31, 2002, we employed approximately 2,900 coworkers. We consider our coworker relations to be excellent. No coworkers are covered by collective bargaining agreements.

     We emphasize the recruiting, training and development of high quality coworkers throughout our organization. Our objective is to promote people from within to positions of increased responsibility, whenever possible. We develop our coworkers through CDW University, our company-wide training program with colleges of specialization. The colleges of CDW University provide specialized training in sales and relationship-building techniques, technical certifications and leadership development skills. In 2001, the College of Performance Excellence was added to the existing colleges of Sales, Technology, Knowledge Management and Leadership. The College of Performance Excellence offers more than fifteen instructor-led courses designed to enhance coworkers’ interpersonal and professional skills.

     We strive to create a supportive and rewarding work environment. In 2003, we were named by FORTUNE magazine as one of the “100 Best Places to Work in America” for the fifth consecutive year. Our Vernon Hills facility contains an on-site childcare and fitness center. Additionally, we sponsor a series of English language classes for coworkers who speak English as a second language, provide on-site dry cleaning and private rooms for nursing mothers. CDW coworkers are encouraged to provide their thoughts and concerns regarding the Company directly to management.

Incentive and Regular Compensation Arrangements

     Compensation Arrangements. Our coworkers are generally compensated on a basis that rewards performance and the achievement of identified goals. For example, account managers receive compensation pursuant to a monthly commission schedule which is based on performance. Account managers have the authority to negotiate and adjust prices for products, provided that the account manager sells the product at a price which meets established management guidelines and pursuant to various contracted prices, where applicable. Account managers have the opportunity to achieve relatively high compensation levels and have historically shown increased productivity as training and experience levels increase. In addition, most coworkers, excluding the Company’s sales force, are eligible for monthly, quarterly or annual bonus programs that are tied to achieving certain goals. We believe that these incentives positively impact the Company’s performance and profitability.

     Coworker Bonus, Stock Option and Restricted Stock Plans. In addition to regular compensation, we provide coworkers with additional long-term incentives designed to maximize performance and productivity. To this end, we have adopted various stock-based compensation plans which enable coworkers to share in the Company’s success through appreciation in the value of the Company’s stock. We reward every coworker with a stock option grant as a part of their compensation.

Business Technology Centers

     We currently operate two Business Technology Centers allowing local customers an opportunity to examine products prior to purchase and to meet face-to-face with our sales or technical coworkers. One of these centers is located at our main facility in Vernon Hills, Illinois, and the other is located in Chicago, Illinois. These centers occupy approximately 5,100 square feet each.

Trademarks and Trade Names

     We conduct business under a number of trademarks, trade names and service marks, some of which are registered; for example “CDW,” “CDW. The Right Technology. Right Away.,” “CDW CIRCLE OF SERVICE,” “CDW@work,” “CDW-G,” “CDWG@work” and “Direct Solutions Provider.” We have taken steps to register and protect these marks and believe they have significant value and are important factors in our marketing programs.

Certain Factors Affecting CDW’s Business

     There are many factors that affect our business and the results of operations, some of which are beyond our control. The following is a description of some important factors that may cause the actual results of operations in future periods to differ materially from those currently expected or desired.

     Vendor Relationships and Product Availability. We purchase products for resale both directly from manufacturers and indirectly through distributors and other sources, all of whom we consider our vendors. We are authorized by manufacturers to sell all or some of their products via direct marketing. Our authorization with each manufacturer is subject to specific terms and conditions regarding such things as product return privileges, price protection policies, purchase discounts and vendor incentive programs such as purchase rebates, sales volume rebates and cooperative advertising reimbursements. From time to time, vendors may terminate the right of the Company to sell some or all of their products or change these terms and conditions or reduce or discontinue the incentives that they offer the Company. Any such termination or implementation of such changes could have a negative impact on our operating income. Additionally, some products are subject to manufacturer allocation, which limits the number of units of such products that are available to resellers, including the Company. Sales of Hewlett-Packard (including Compaq), IBM, Microsoft, Sony, Toshiba and Cisco products comprise a substantial portion of our sales. In 2002, products from each of Hewlett-Packard and Microsoft represented more than 10% of our total sales. In addition, although we purchase from a diverse vendor base, in 2002, products purchased by the Company from each of distributors Tech Data and Ingram Micro represented more than 10% of our total purchases. The loss of any of these or any other key vendors, or the diminished availability of their products, could reduce the supply and increase the costs of products sold by the Company and negatively impact our competitive position. In 2002, Compaq merged into Hewlett-Packard. Although to date this merger has not had an adverse impact on our business and results of operations, further consolidation among manufacturers could adversely impact the Company.

     Information Technology Systems. Our success is dependent on the accuracy, proper utilization and continuing development of our information technology systems, including our business application systems, Web servers and telephony system. The quality and our utilization of the information generated by the information technology systems affects, among other things, our ability to conduct business with our customers, manage our inventory and accounts receivable, purchase, sell, ship and invoice our products efficiently and on a timely basis and maintain our cost-efficient operating model. While we have taken steps to protect our information technology systems from a variety of threats, including computer viruses and malicious hackers, there can be no guarantee that such steps will be effective. Any disruption to or infiltration of our information technology systems could significantly harm our business and results of operations.

     New Technologies and Products. The market for computers and related technology products and services has evolved as a result of the development of new technologies that are transformed by manufacturers into new products and applications. We have been and will continue to be dependent on the development of new technologies and products by manufacturers, as well as the acceptance of those technologies and products by end-users. A decrease in the rate of development of new technologies and new products by manufacturers, or the lack of acceptance of those technologies and products by end-users, could have an adverse effect on our business and results of operations.

     Sales Force. Our statistics show that the level of sales achieved by our account managers increases with the number of years of experience they have with the Company. Our rate of sales growth and our operating results would be negatively affected if we were unable to expand the size of our sales force, if the turnover rate of account managers increases from historical levels or if the sales volumes achieved by our account managers does not increase with experience.

     Competition. The market for computers and related technology products and accessories is highly competitive. Our competition includes national direct marketers, such as Insight Enterprises, MicroWarehouse, PC Connection, PC Mall and Zones; manufacturers who sell directly to end-users, such as Dell and Gateway; computer superstores, such as CompUSA; government resellers, such as GTSI; consumer electronic and office supply superstores, such as Best Buy, Circuit City, Office Depot, Office Max and Staples; value-added resellers; corporate resellers, such as CompuCom; and Web resellers, such as Amazon.com and Buy.com.

     Some of our hardware and software vendors, such as Hewlett-Packard and IBM, have sold, and continue to intensify their efforts to sell, their products directly to end-users. In addition, some software manufacturers have developed, and may continue to develop, sales methods that directly provide customers with subscription-based software programs and packages. If either of these trends becomes more prevalent, it could adversely affect our sales growth and profitability.

     We believe that competition may increase in the future, which could require us to reduce prices, increase advertising expenditures or take other actions which may have an adverse effect on our operating results. Some of our competitors have reduced their prices in an attempt to stimulate sales and limit the impact of the current economic slowdown. Decreasing prices of computers and related technology products and accessories resulting from competition and technological changes require us to sell a greater number of products to achieve the same level of net sales and gross profit. If this trend continues and we are unable to attract new customers and sell increased quantities of products, our sales growth and profitability could be adversely affected.

     Inventory Risk. We are exposed to inventory risks as a result of the rapid technological changes that affect the market and pricing for the products we sell. We seek to minimize our inventory exposure through a variety of inventory management procedures and policies, including our rapid-turn inventory model, as well as vendor price protection and product return programs. However, if we were unable to maintain our rapid-turn inventory model, if there were unforeseen product developments or if vendors change their terms and conditions, our inventory risks could increase. We also periodically take advantage of cost savings associated with certain opportunistic bulk inventory purchases offered by our vendors. These bulk purchases could increase our exposure to inventory obsolescence.

     Natural Disaster or Other Adverse Occurrence. We operate our business from a primary facility in Vernon Hills, Illinois. Although we have multiple sales office locations, substantially all of our corporate, warehouse and distribution functions are located at the Vernon Hills facility. If the warehouse and distribution equipment at the Vernon Hills facility were to be seriously damaged by a natural disaster or other adverse occurrence, we could utilize third-party distributors to ship products to our customers. However, this may not be sufficient to avoid interruptions in service and may not enable us to meet all of the needs of our customers. Additionally, this would cause the Company to incur incremental operating costs. As a result, a natural disaster or other adverse occurrence at our primary facility in Vernon Hills could negatively impact our business and profitability.

     Dependence on Commercial Delivery Services. We generally ship products to customers by Airborne, A.I.T., Eagle, FedEx, FedEx Ground, United Parcel Service and other commercial delivery services and invoice customers for shipping charges. If we are unable to pass on future increases in the cost of commercial delivery services to our customers, our profitability could be adversely affected. Additionally, strikes or other service interruptions by such shippers could adversely affect our ability to deliver products on a timely basis.

     General Economic Conditions. Continued weak general economic conditions, along with uncertainties in political conditions, could adversely impact our revenues and growth rate. During the year ended December 31, 2002, the information technology market continued to weaken, particularly in the corporate segment. Continued softness in the information technology market could result in lower demand for our products and services. In 2002, we continued to be impacted by the effects of the economic downturn, most notably a decline in I.T. budgets and a decline in the average selling prices of desktop computers, servers and notebook computers. In addition, our revenues, gross margins and earnings could deteriorate in the future as a result of unfavorable economic or political conditions.

     Public Sector Contracts. Revenues from the public sector segment are derived from sales to state, federal and local governmental departments and agencies, as well as to educational institutions, through various contracts and open market sales. Government contracting is a highly regulated area. Noncompliance with government procurement regulations or contract provisions could result in civil, criminal, and administrative liability, including, but not limited to, substantial monetary fines or damages, termination of government contracts, and suspension, debarment or ineligibility from doing business with the government. The effect of any of these possible actions by any governmental department or agency could adversely affect our business and results of operations.

     Global Market Risk. Portions of our products are either produced, or have major components produced, in the Asia Pacific region. We engage in U.S. dollar denominated transactions with U.S. divisions and subsidiaries of companies located in this region. As a result, we may be indirectly affected by risks associated with international events, including economic and labor conditions, political instability, tariffs and taxes, availability of products and currency fluctuations in the U.S. dollar versus the regional currencies. In the past, countries in the Asia Pacific region, including Japan, have experienced volatility in their currency, banking and equity markets. Future volatility could adversely affect the supply and price of products and components and ultimately, our results of operations.

     State and Local Sales/Use Tax. We currently collect state and local sales/use tax only on sales of products to non-exempt residents of the State of Illinois and on sales to some customers in a limited number of other states as required by law. Various states have sought to require the collection of state and local sales/use taxes on the sale of products shipped to the taxing state’s residents by direct marketers. The United States Supreme Court has ruled that no state, absent Congressional legislation, may impose tax collection obligations on a direct marketer whose only contacts with the taxing state are the distribution of catalogs and other advertisement materials through the mail and the delivery of purchased goods by U.S. mail or interstate common carriers. We cannot predict the level of contact, including Web activities, with any state which would give rise to future or past tax collection obligations within the parameters of the Supreme Court cases. Additionally, on several occasions in the past several years, including recently, legislation has been introduced in the United States Congress which, if passed, could impose state or local sales/use tax collection obligations on direct marketers such as CDW. If Congress enacts legislation that permits states to impose tax collection obligations on direct marketers, or we are deemed to have a physical presence in one or more states, additional tax collection obligations may be imposed on the Company. This would likely result in additional costs and administrative expenses to CDW, price increases to our customers and reduced demand for our products, any or all of which would adversely affect our operating results.

Item 2.      Properties.

     We own our primary location and headquarters in Vernon Hills, Illinois, which includes our warehouse and distribution center, a Business Technology Center and corporate offices. The facility consists of approximately 450,000 square feet of warehouse and distribution center space and 125,000 square feet of office space. We own a total of 45 acres of land at the Vernon Hills site, of which approximately 11 acres are vacant and available for future expansion.

     We have executed various operating lease agreements, primarily for sales office facilities in the Chicago metropolitan area. The lease agreements generally provide for minimum rent and a proportionate share of operating expenses and property taxes, and include certain renewal and expansion options. The following table summarizes these lease agreements and the related financial commitment:

Lease Agreements and Related Financial Commitment

				Aggregate	Average
				Future	Annual
	Square	Lease	Lease	Minimum	Lease
Location	Footage	Commencement	Term	Lease Payments	Expense

120 S. Riverside		April and
Chicago, IL	72,000	August 2000	10 years	$9.5 million	$1.2 million

10 S. Riverside		February and
Chicago, IL	72,000	August 2001	10 years	$12.0 million	$1.4 million

Mettawa, IL	156,000	March 2001	10 years	$30.9 million	$3.8 million

     We are obligated under a lease through 2003 for a combined 104,000 square foot office and warehouse facility in Buffalo Grove, Illinois, that previously served as our main facility and is currently unoccupied.

Item 3.      Legal Proceedings.

     The Company is not currently party to any material legal proceedings.

Item 4.      Submission of Matters to a Vote of Security Holders.

     There were no matters submitted during the fourth quarter of 2002 to a vote of security holders.

PART II

Item 5.    Market for Registrant’s Common Equity.

     The following table sets forth for the periods indicated the high and low sales prices for the Company’s common stock, which is traded on The Nasdaq Stock Market® under the symbol “CDWC”. These quotations were obtained from Nasdaq, and have been adjusted to reflect the two-for-one stock split paid in the form of a stock dividend on June 21, 2000 to common shareholders of record on June 14, 2000. We believe that as of March 13, 2003 there were approximately 25,013 beneficial owners of the Company’s common stock. Except for distributions prior to May 25, 1993, the date of termination of our election to be taxed as an S Corporation, we have neither declared nor paid any cash dividends on our common stock. We currently intend to retain earnings for use in the operation and expansion of our business and therefore we do not anticipate paying cash dividends in the foreseeable future, however, we continue to review this policy on an annual basis.

	2002		2001

Quarter Ended	Low	High	Low	High

March 31	$46.320	$60.000	$24.875	$42.375
June 30	$41.400	$56.900	$29.500	$48.440
September 30	$40.250	$52.350	$28.350	$48.980
December 31	$40.500	$56.580	$32.500	$56.880

ITEM 6.      Selected Financial Data

CDW Computer Centers, Inc. and Subsidiaries
Selected Financial and Operating Data
(in thousands, except per share and selected operating data)

	Year Ended December 31,

	2002	2001	2000	1999	1998

Income Statement Data:
Net sales	$4,264,579	$3,961,545	$3,842,452	$2,561,239	$1,733,489
Cost of sales	3,700,744	3,434,510	3,352,609	2,237,700	1,513,314

Gross profit	563,835	527,035	489,843	323,539	220,175
Selling, administrative and net advertising expenses	265,657	258,837	230,235	165,627	115,537

Income from operations	298,178	268,198	259,608	157,912	104,638
Interest income, net	9,548	12,637	9,739	4,931	4,708
Other expense, net	(1,529)	(859)	(690)	(450)	(335)

Income before income taxes	306,197	279,976	268,657	162,393	109,011
Income tax provision	120,948	111,290	106,388	64,308	43,170

Net income	$185,249	$168,686	$162,269	$98,085	$65,841

Earnings per share:
Basic	$2.18	$1.97	$1.87	$1.14	$0.76

Diluted	$2.10	$1.89	$1.79	$1.11	$0.76

Weighted-average number of common shares outstanding:
Basic	84,862	85,803	87,003	86,270	86,124

Diluted	88,296	89,136	90,860	88,304	87,008

Selected Operating Data:
Number of invoices processed (in 000’s)	4,995	4,394	3,810	2,934	2,367
Average invoice size	$935	$964	$1,054	$918	$780
Commercial customers served (in 000’s) (1)	361	357	309	285	246
% of sales to commercial customers	97%	97%	96%	93%	88%
Net sales per coworker (in 000’s)	$1,508	$1,436	$1,634	$1,462	$1,392
Inventory turnover	27	30	28	23	24
Accounts receivable - days sales outstanding	29	29	32	33	32

	December 31,

	2002	2001	2000	1999	1998

Financial Position:
Cash, cash equivalents, and marketable securities	$504,614	$394,381	$202,621	$82,975	$70,688
Working capital	$846,942	$695,786	$561,697	$340,117	$228,730
Total assets	$1,095,664	$937,029	$748,437	$505,915	$341,821
Total debt and capitalized lease obligations	$—	$—	$—	$—	$—
Total shareholders’ equity	$924,070	$778,657	$636,251	$390,984	$270,763
Return on shareholders’ equity (2)	22.8%	24.7%	31.0%	30.1%	28.2%

(1)	Commercial customers is defined as public sector and corporate customers excluding consumers.

(2)	Return on shareholders’ equity is calculated as net income for the period divided by average shareholders’ equity.

Item 7.      Management’s Discussion and Analysis of Financial Condition and Results of Operations.

     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Consolidated Financial Statements and the Notes thereto.

Overview

     We are the largest direct marketer of multi-brand computers and related technology products and services in the United States. Our primary business is conducted from a combined corporate office and distribution center located in Vernon Hills, Illinois, sales offices in Mettawa and Chicago, Illinois, and a sales office in Lansdowne, Virginia. Additionally, we market and sell products through CDW.com and CDWG.com, our Web sites.

     For financial reporting purposes, we have two operating segments: corporate, which is primarily comprised of business customers, but also includes consumers (which generated approximately 3% of total sales in 2002), and public sector, comprised of federal, state and local government and educational institution customers, who are served by CDW Government, Inc. (“CDW-G”), a wholly-owned subsidiary.

     Financial Reporting Release No. 60, released by the Securities and Exchange Commission, encourages all registrants to include a discussion of “critical” accounting policies or methods used in the preparation of financial statements. We present in the notes to our consolidated financial statements a summary of these accounting policies. Our most significant accounting policies relate to the sale, purchase, distribution and promotion of our products. Therefore, our accounting principles in the areas of revenue recognition, trade accounts receivable valuation, inventory valuation, vendor transactions and marketing activities are the most significant.

     The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make use of certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reported periods. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates, and revisions to estimates are included in our results for the period in which the actual amounts become known.

     Significant estimates in our financial statements include allowances for doubtful accounts receivable, sales returns and pricing disputes, net realizable value of inventories, vendor transactions and loss contingencies.

     Allowance for doubtful accounts receivable. We provide allowances for doubtful accounts related to accounts receivable for estimated losses resulting from the inability of our customers to make required payments. We take into consideration the overall quality and aging of the receivable portfolio along with specifically identified customer risks. If actual customer payment performance were to deteriorate to an extent not expected, additional allowances may be required.

     Sales returns and pricing disputes. At the time of sale, we record an estimate for sales returns and pricing disputes based on historical experience.

     Net realizable value of inventories. Inventory is valued at the lower of cost or market value. We decrease the value of inventory for estimated obsolescence equal to the difference between the cost of inventory and the estimated market value, based upon an aging analysis of the inventory on hand, specifically known inventory-related risks, and assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

     Vendor transactions. We receive incentives from vendors related to cooperative advertising allowances, rebates, price protection and other programs. These incentives generally relate to agreements with the vendors and are recorded as adjustments to gross margin or net advertising expense, as appropriate. If market conditions were to deteriorate, vendors may change the terms of some or all of these programs.

     Loss contingencies. We accrue for contingent obligations when a loss is probable and the amount can be reasonably estimated. As facts concerning contingencies become known, we reassess our position and make appropriate adjustments to the financial statements.

Results of Operations

     The following table sets forth for the periods indicated information derived from our consolidated statements of income expressed as a percentage of net sales:

	Percentage of Net Sales
Financial Results	Years Ended December 31,

	2002	2001	2000

Net sales	100.0%	100.0%	100.0%
Cost of sales	86.8	86.7	87.2

Gross profit	13.2	13.3	12.8
Selling and administrative expenses	6.1	6.4	5.7
Net advertising expenses	0.1	0.1	0.3

Income from operations	7.0	6.8	6.8
Interest and other income	0.2	0.3	0.2

Income before income taxes	7.2	7.1	7.0
Income tax provision	2.8	2.8	2.8

Net income	4.4%	4.3%	4.2%

     The following table sets forth for the periods indicated a summary of certain of our consolidated operating statistics:

Operating Statistics	Years Ended December 31,

	2002	2001	2000

Number of invoices processed	4,995,459	4,394,157	3,810,452
Average invoice size	$935	$964	$1,054
Commercial customers served (1)	361,052	356,769	309,471
% of sales to commercial customers	97.4%	96.7%	96.0%
Sales force, end of period	1,320	1,301	1,216
Annualized inventory turnover	27	30	28
Accounts receivable - days sales outstanding	29	29	32
Direct web sales (000’s)	$829,233	$615,316	$416,259
Daily average web users	91,419	91,617	82,765

(1)	Commercial customers is defined as public sector and corporate customers excluding consumers.

     The following table presents consolidated net sales dollars by product category as a percentage of total consolidated net sales dollars. Product lines are based upon internal product code classifications. Product mix for the years ended December 31, 2001 and 2000 has been retroactively adjusted for certain changes in individual product categorization.

Analysis of Product Mix	Years Ended December 31,

	2002	2001	2000

Notebook computers and accessories	12.5%	14.7%	19.5%
Desktop computers and servers	13.4	13.4	15.7

Subtotal computer products	25.9	28.1	35.2
Software	17.8	16.8	12.2
Data storage devices	14.2	14.5	13.8
Printers	13.3	12.9	11.4
Net/comm products	9.5	9.5	9.1
Video	8.8	8.4	7.7
Add-on boards/memory	4.2	4.3	6.0
Input devices	3.2	2.9	2.5
Other	3.1	2.6	2.1

Total	100.0%	100.0%	100.0%

     The following table represents the change in year-over-year consolidated sales dollars by product categories for each of the periods indicated. Product lines are based upon internal product code classifications. The rates of change for the years ended December 31, 2001 and 2000 have been retroactively adjusted for certain changes in individual product categorization.

Analysis of Product Category Growth	Years Ended December 31,

	2002	2001	2000

Notebook computers and accessories	(8.3)%	(22.7)%	48.5%
Desktop computers and servers	7.4	(12.5)	45.2

Subtotal computer products	(0.8)	(18.2)	47.0
Software	13.8	41.7	38.9
Data storage devices	5.1	7.8	47.1
Printers	11.1	16.2	36.3
Net/comm products	7.0	6.7	61.5
Video	13.3	11.5	63.1
Add-on boards/memory	5.7	(26.2)	78.6
Input devices	20.9	17.4	47.9
Other	27.1	26.4	86.2

Total	7.6%	3.1%	50.0%

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

     Net sales in 2002 increased 7.6% to a record $4.265 billion, compared to $3.962 billion in 2001. Sales of software, input devices, video and printers were strong, with sales increasing over 10% for each of these product categories over 2001. Corporate segment sales increased 3.6% from $3.281 billion in 2001 to $3.399 billion in 2002, and comprised 79.7% of our total sales for 2002. Public sector segment sales increased 27.1%, from $681 million in 2001 to $865 million in 2002 and comprised 20.3% of our total sales for 2002. The growth in our public sector segment is due in part to focused sales and marketing efforts in the federal, state and local government and educational institution markets.

     The average selling price of desktop computers decreased 8.3%, servers decreased 0.4% and notebook computers decreased 9.0% from 2001. Unit sales of desktop computers increased 15.2% and unit sales of servers increased 11.2% from 2001, while unit sales of notebook computers decreased 0.6% from 2001. We believe there may be future decreases in pricing for computer products in 2003, resulting in a lower average invoice size. Such decreases require us to generate more orders and sell more units in order to maintain or increase the level of sales.

     On a forward-looking basis, we believe that cautious assumptions as to the rate of sales growth in 2003 are appropriate, primarily due to uncertainty related to economic as well as political conditions, and potentially lower unit selling prices and reduced I.T. spending.

     Gross profit increased 7.0% to $563.8 million in 2002 from $527.0 million in 2001. As a percentage of net sales, gross profit decreased to 13.2% in 2002, compared with 13.3% in 2001. Our gross profit objective as a percentage of net sales is between 12.5% and 13.0%. The gross profit margin depends on various factors, including vendor inventory price protection and rebate programs, product mix, including third party services, pricing strategies, market conditions and other factors, any of which could result in a fluctuation of gross margins below recent experience.

     Selling and administrative expenses increased 3.3% to $261.6 million in 2002, compared to $253.3 million in 2001. This increase resulted primarily from $3.9 million of increased employee-related costs (which include items such as profit sharing, incentive awards and insurance), $3.7 million of increased payroll costs and $1.6 million of increased occupancy costs. Selling and administrative expenses decreased to 6.1% of net sales in 2002 versus 6.4% in 2001.

     At December 31, 2002, approximately 62% of our sales account managers had fewer than 24 months experience and 38% had fewer than 12 months, as compared to 72% and 46% at December 31, 2001, respectively. On a forward-looking basis, during 2003, we plan to expand our sales force in both the corporate and public sector segments by a total of approximately 150 account managers. Selling and administrative expenses may increase as a percentage of net sales over prior year levels due to investments in additional sales personnel.

     We have executed various operating lease agreements, primarily for sales office facilities in the Chicago metropolitan area. The following table summarizes these lease agreements and the related financial commitment (see Note 7 to the Consolidated Financial Statements):

Lease Agreements and Related Financial Commitment

				Aggregate	Average
				Future	Annual
	Square	Lease	Lease	Minimum	Lease
Location	Footage	Commencement	Term	Lease Payments	Expense

120 S. Riverside		April and
Chicago, IL	72,000	August 2000	10 years	$ 9.5 million	$1.2 million

10 S. Riverside		February and
Chicago, IL	72,000	August 2001	10 years	$12.0 million	$1.4 million

Mettawa, IL	156,000	March 2001	10 years	$30.9 million	$3.8 million

     Net advertising expense decreased to $4.0 million in 2002, compared to $5.5 million in 2001. The decrease in net advertising expense was the result of an increase in cooperative advertising income, which more than offset the increase in gross advertising expense. As a percentage of net sales, net advertising expense was 0.1% in both 2002 and 2001. Gross advertising expense increased $1.7 million to $89.1 million in 2002 while decreasing as a percentage of net sales to 2.1% versus 2.2% in 2001. Cooperative advertising reimbursements increased to $85.0 million in 2002, compared to $81.8 million in 2001. As a percentage of net sales, cooperative advertising reimbursements decreased to 2.0% in 2002, compared to 2.1% in 2001. Cooperative advertising reimbursements as a percentage of net sales may decrease in future periods depending on the level of vendor participation achieved and collection experience.

     Consolidated operating income was $298.2 million in 2002, an 11.2% increase from $268.2 million in 2001. This increase was primarily a result of the increase in net sales and gross margin in 2002, partially offset by the increase in operating expenses. Consolidated operating income as a percentage of net sales increased to 7.0% in 2002, compared to 6.8% in 2001. Corporate segment operating income was $281.9 million in 2002, a 14.8% increase from $245.5 million in 2001. The increase in corporate segment operating income was primarily due to increased sales. Public sector segment operating income was $16.3 million in 2002, a 28.2% decrease from $22.7 million in 2001. Public sector segment operating income as a percentage of net sales decreased to 1.9% in 2002, compared to 3.3% in 2001. The decrease in public sector segment operating income was due to lower gross margin and higher operating expenses, consisting primarily of payroll and coworker costs incurred to support current and future projected growth in our public sector business.

     Interest income, net of other expenses, decreased to $8.0 million in 2002, compared to $11.8 million in 2001, as higher levels of cash available for investing were offset by decreases in the rates of interest earned. The higher levels of cash were due to cash flows from operations, primarily net income, and tax benefits from stock options and restricted stock transactions.

     The effective income tax rate, expressed as a percentage of income before income taxes, was 39.5% in 2002 and 39.75% in 2001.

     Net income in 2002 was $185.2 million, a 9.8% increase from $168.7 million in 2001. Diluted earnings per share were $2.10 in 2002 and $1.89 in 2001, an increase of 11.1%.

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

     Net sales in 2001 increased 3.1% to $3.962 billion, compared to $3.842 billion in 2000. The growth in net sales in 2001 was primarily attributable to an increased customer base as well as substantial growth in our public sector segment. We expanded our sales force by 7.0% in 2001 to 1,301 account managers at December 31, 2001 and continued to actively market, enabling us to increase our customer base 15.3% from the prior year. Public sector segment sales increased 62.8%, from $418 million in 2000 to $681 million in 2001, and comprised 17.2% of our total sales for 2001. Corporate segment sales declined 4.2% to $3.281 billion in 2001 due to reduced I.T. spending levels in a difficult economic environment and reduced average selling prices per unit. The growth in our public sector segment was due in part to focused sales and marketing efforts in the federal, state and local government and educational institution markets and the fact that these customers did not reduce I.T. budgets as severely as those in the corporate markets.

     The average selling price of desktop computers decreased 17.9%, servers decreased 24.2% and notebook computers decreased 18.1% from 2000. Unit sales of desktop computers increased 9.2% and unit sales of servers increased 11.6% from 2000, while unit sales of notebook computers decreased 11.7% from 2000.

     Gross profit increased 7.6 % in 2001 to $527.0 million, compared to $489.8 million in 2000. As a percentage of net sales, gross profit increased to 13.3% in 2001, compared to 12.8% in 2000. The increase in the gross profit percentage was primarily due to vendor incentives and the impact of software maintenance products and third party services that are recorded as net sales at the net amount retained by the Company, with no cost of goods sold.

     Selling and administrative expenses increased 16.3% in 2001, to $253.3 million, compared to $217.8 million in 2000. This increase was primarily due to $11.4 million of increased occupancy costs along with $16.9 million of increased payroll costs, which was partially due to a higher average number of sales account managers during 2001. Approximately 72% of sales account managers at December 31, 2001 had fewer than 24 months experience and 46% had fewer than 12 months, as compared to 77% and 58% at December 31, 2000, respectively. Selling and administrative expenses increased to 6.4% of net sales in 2001 versus 5.7% in 2000.

     Net advertising expense decreased to $5.5 million in 2001, compared to $12.5 million in 2000, as gross advertising expense decreased and cooperative advertising reimbursements increased. As a percentage of net sales, net advertising expense decreased to 0.1% in 2001 from 0.3% in 2000. Gross advertising expense decreased $3.9 million to $87.4 million in 2001 while decreasing as a percentage of net sales to 2.2% versus 2.4% in 2000. Although gross advertising spending decreased, we believe we achieved more coverage due to reduced media rates. Cooperative advertising reimbursements increased $3.0 million to $81.8 million in 2001 and remained constant as a percentage of net sales at 2.1%.

     Consolidated operating income was $268.2 million in 2001, a 3.3% increase from $259.6 million in 2000. This increase was primarily a result of the increase in sales and gross margin in 2001, partially offset by the increase in operating expenses. Consolidated operating income as a percentage of net sales was 6.8% in both 2001 and 2000. Corporate segment operating income was $245.5 million in 2001, compared to $245.9 million in 2000. This slight decrease in operating income was primarily due to increased operating expenses, partially offset by increased gross margin. Operating expenses increased due to higher payroll costs and higher occupancy costs resulting from additional sales offices and the expansion of our distribution center. The increase in gross margin resulted primarily from changes in product mix, vendor incentives and the impact of software maintenance products and third party services, which are recorded as net sales at the net amount retained by the Company. Corporate segment operating income increased as a percentage of net sales to 7.5% in 2001 from 7.2% in 2000. Public sector segment operating income was $22.7 million in 2001, a 65.7% increase from $13.7 million in 2000, primarily due to the increase in sales. Public sector segment operating income as a percentage of net sales was 3.3% in both 2001 and 2000.

     Interest income, net of other expenses, increased to $11.8 million in 2001, compared to $9.0 million in 2000, primarily due to higher levels of cash available for investing offsetting a decrease in the average rate of interest earned. The higher levels of cash were due to cash flows from operations, primarily net income, a decrease in accounts receivable and tax benefits from stock options and restricted stock transactions.

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

Liquidity and Capital Resources

Working Capital

     We have historically financed our operations and capital expenditures primarily through cash flow from operations. At December 31, 2002, we had cash, cash equivalents and marketable securities of $504.6 million and working capital of $846.9 million, representing an increase of $110.2 million in cash, cash equivalents and marketable securities and an increase of $151.1 million in working capital from December 31, 2001. The increase in working capital was a result of increases in cash, cash equivalents and marketable securities, accounts receivable and merchandise inventory, partially offset by increases in accrued expenses.

     We have an aggregate $70 million available pursuant to two $35 million unsecured lines of credit with two financial institutions. One line of credit expires in June 2003, at which time we intend to renew the line, and the other does not have a fixed expiration date. Borrowings under the first credit facility bear interest at the prime rate less 2 1/2%, LIBOR plus 1/2% or the federal funds rate plus 1/2%, as determined by the Company. Borrowings under the second credit facility bear interest at the prime rate less 2 1/2%, LIBOR plus .45% or the federal funds rate plus .45%, as determined by the Company. At December 31, 2002, there were no borrowings under either of the credit facilities.

     In January 2001, our Board of Directors authorized the purchase of up to 5,000,000 shares of our common stock. This repurchase program was completed during September 2002. Repurchased shares are held in treasury pending use for general corporate purposes, including issuances under various employee stock plans. Under this repurchase program, we purchased 2,307,500 shares of our common stock during the year ended December 31, 2002, at a total cost of $106.4 million (an average price of $46.11 per share). These repurchases included 384,376 shares repurchased on May 7, 2002, at a total cost of $19.0 million ($49.50 per share), from Daniel B. Kass, then an Executive Vice President and a Director of the Company. From January 2001 though September 2002, we purchased the 5,000,000 shares authorized to be repurchased at a total cost of $204.6 million (an average price of $40.92 per share).

     In July 2002, our Board of Directors authorized a new share repurchase program of up to 2,500,000 shares of our common stock. These purchases may be made from time to time in both the open market and private transactions, as conditions warrant. This program will remain in effect through July 2004 unless earlier terminated by the Board or completed. Under this repurchase program, we purchased 508,376 shares of our common stock at a total cost of $21.9 million (an average price of $42.99 per share) during the year ended December 31, 2002.

     Our current and anticipated uses of our cash, cash equivalents and marketable securities are to fund growth in working capital and capital expenditures necessary to support future growth in sales, our stock buyback program and possible expansion through acquisitions. We believe that the funds held in cash, cash equivalents and marketable securities, and funds available under the credit facilities, will be sufficient to fund our working capital and cash requirements at least through December 31, 2003.

Cash Flows

     Net cash provided by operating activities in 2002 was $231.4 million compared to $302.4 million in 2001. The primary factors that affected our cash flow from operations were net income; changes in accounts receivable, merchandise inventory, and accrued income taxes and other expenses; and tax benefits from stock options and restricted stock transactions. Accounts receivable at December 31, 2002 increased $15.7 million compared to December 31, 2001, primarily due to an increase in sales. Inventory increased $31.7 million at December 31, 2002 compared to December 31, 2001, primarily to support higher sales volume. Accrued income taxes and other expenses increased $12.7 million at December 31, 2002 compared to December 31, 2001, due to the timing of estimated tax payments. Cash provided by operating activities in 2002 was also positively impacted by a $69.5 million tax benefit recorded to paid-in capital, relating to the exercise of options pursuant to the MPK Stock Option Plan, the CDW Incentive Stock Option Plan and the vesting of shares related to the MPK Restricted Stock Plan.

     Net cash used in investing activities for the year ended December 31, 2002 was $109.8 million, including $99.8 million for investments in marketable securities and $10.6 million used for capital expenditures. Capital expenditures related primarily to furniture and fixtures, leasehold improvements and computer software.

     At December 31, 2002, we had a $5.2 million net investment in and loan to CDW Leasing, L.L.C. (“CDW-L”). CDW-L is a joint venture that is 50 percent owned by each of CDW Capital Corporation (“CDWCC”), a wholly-owned subsidiary of the Company, and First Portland Corporation (“FIRSTCORP”), an unrelated third party leasing company. Subsequent to December 31, 2002, FIRSTCORP was acquired by IFC Credit Corporation. We use the equity method to account for our investment in CDW-L. Effective May 1, 2002, we decided to stop originating new leases with this venture and began to refer customers to independent leasing sources, including FIRSTCORP and several manufacturer captive entities. The existing leases in CDW-L’s portfolio will be held until maturity, with the majority expiring prior to December 31, 2004. CDWCC had previously committed to loan up to $10 million to CDW-L to fund new leases. On September 5, 2002, CDWCC terminated its loan commitment. Repayment of the outstanding loans may be made through cash flow from operations after debt service on subordinated loans outstanding from financial institutions. At December 31, 2002, $4.0 million was outstanding under this loan agreement, $1.4 million of which is subordinated to CDW-L’s loan from a financial institution. CDW-L has a $40 million financing commitment from a financial institution, of which $12.2 million was outstanding and $27.8 million remained available at December 31, 2002. The financing commitment, collateralized by lease receivables, requires CDW-L to meet certain financial covenants and is without recourse to CDWCC or the Company. Under the terms of the financing agreements, CDW-L’s total loans outstanding and related terms were:

CDW Leasing, L.L.C. Loans Outstanding and Related Terms

				Outstanding Balance as
			Interest Rate as of	of December 31, 2002
Lender	Type of Instrument	Maturity	December 31, 2002	(in 000’s)

Financial		Various thru
institution	Term note	04/29/04	4.87% - 8.86%	$12,200

		Payable on	6.382%
CDWCC	Subordinated note	demand	(LIBOR + 5.0%)	1,400

	Non-subordinated		3.582%
CDWCC	note	Payable on demand	(LIBOR + 2.2%)	2,600

Total				$16,200

     At December 31, 2002, the present value of CDW-L’s borrowing base was $16.2 million and CDW-L was in compliance with all of the covenants under the agreement with the financial institution.

     Net cash used in financing activities for the year ended December 31, 2002 was $110.5 million. The repurchase of 2,815,876 shares of our common stock at a total cost of $128.3 million was partially offset by proceeds of $17.8 million from the exercise of stock options under our various stock option plans.

     In August 2001, Michael P. Krasny, the Chairman Emeritus, principal shareholder and a Director of the Company; Gregory C. Zeman, a Director and then Vice Chairman of the Company; and Daniel B. Kass, then an Executive Vice President and a Director of the Company, sold 10,562,500 shares of common stock through a secondary public offering at a price of $40.00 per share. We did not receive any proceeds from the sale of their shares and the number of outstanding common shares was not impacted. The shares sold by

Mr. Zeman and Mr. Kass were acquired from Mr. Krasny through the exercise of options previously granted to them pursuant to the MPK Stock Option Plan. The sale of shares by Mr. Zeman and Mr. Kass resulted in the realization by the Company in the year ended December 31, 2001 of an income tax benefit of approximately $43.5 million, of which approximately $600,000 had been previously recorded to deferred taxes. The incremental tax benefit of $42.9 million was recorded as an increase to paid-in capital. Additionally, we recorded incremental payroll tax expense of approximately $1.6 million related to the option exercise, which reduced diluted earnings per share by approximately $0.01 per share.

     In March 2002, Mr. Zeman sold 2,000,000 shares of common stock at a price of $48.00 per share. We did not receive any proceeds from the sale of shares and the number of outstanding common shares was not impacted. The shares sold by Mr. Zeman were acquired from Mr. Krasny through the exercise of options previously granted to Mr. Zeman pursuant to the MPK Stock Option Plan. The exercise of options by Mr. Zeman resulted in the realization by the Company of an income tax benefit of approximately $37.9 million in the first quarter of 2002, of which approximately $400,000 had been previously recorded to deferred taxes. We recorded the incremental tax benefit of $37.5 million as an increase to paid-in capital. In addition, we recorded incremental payroll tax expense related to the option exercise of approximately $1.4 million, which reduced diluted earnings per share by approximately $0.01 per share.

Recently Issued Accounting Pronouncements

     In 2002, we adopted Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” and determined that there was no impact on our financial statements. If facts and circumstances indicate that the cost of any long-lived assets may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, we would measure the carrying amount of the assets against the estimated undiscounted future cash flows associated with them. At the time any such evaluations indicate that the future undiscounted cash flows of certain long-lived assets are not sufficient to recover the carrying value of such assets, these assets would be adjusted to their fair values.

     In April 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections.” Among other things, the statement updates, clarifies and simplifies existing accounting pronouncements relating to the extinguishment of debt. The provisions of this statement related to the extinguishment of debt shall be applied in fiscal years beginning after May 15, 2002. We do not expect the adoption of this statement to have a material impact on our financial position or results of operations.

     In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). The statement requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. This statement replaces previous accounting guidance provided by Emerging Issues Task Force (“EITF”) Issue No. 94-3. SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002.

     In November 2002, the EITF reached consensus on Issue No. 02-16, “Accounting for Consideration Received from a Vendor by a Customer (Including a Reseller of the Vendor’s Products).” Cash consideration should generally be considered an adjustment of the prices of the vendor’s products and, therefore, characterized as a reduction of cost of sales when recognized in the reseller’s income statement unless certain conditions apply. We will adopt the provisions of this issue for all agreements modified or entered into on or after January 1, 2003. We expect the adoption of this issue will result in the reclassification of certain amounts currently classified as a reduction of advertising expense to a reduction of cost of sales on a prospective basis.

     In November 2002, the EITF published Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”), which addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. EITF 00-21 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. EITF 00-21 is effective for the Company for revenue arrangements entered into beginning July 1, 2003. We have not yet determined the impact, if any, of adopting EITF 00-21.

     In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 requires the disclosure of certain guarantees existing at December 31, 2002 and recognition of a liability for the fair value of the obligation of qualifying guarantee activities that are initiated or modified after December 31, 2002. As of December 31, 2002, the Company had no significant guarantees.

     In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – An Amendment of FASB Statement No. 123” (“SFAS 148”). SFAS 148 provides additional transition guidance for those entities that elect to voluntarily adopt the accounting provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” and provides additional disclosure requirements for all companies. The disclosure requirements are effective as of December 31, 2002, and are reflected within the notes to the financial statements.

     In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB 51” (“FIN 46”). FIN 46 requires that the assets, liabilities and results of the activity of variable interest entities be consolidated into the financial statements of the company that has the controlling financial interest. FIN 46 also provides the framework for determining whether a variable interest entity should be consolidated based on voting interests or significant financial support provided to it. FIN 46 will be effective for the Company on February 1, 2003 for variable interest entities created after January 31, 2003, and on July 1, 2003 for variable interest entities created prior to February 1, 2003. We do not expect the adoption of FIN 46 to have a material impact on our 2003 consolidated financial statements.

     Any statements in this report that are forward-looking (that is, not historical in nature) are made pursuant to the safe harbor provisions of The Private Securities Litigation Reform Act of 1995. Such forward-looking statements include, for example, statements concerning the Company’s sales growth, gross profit as a percentage of sales, advertising expense and cooperative advertising reimbursements. In addition, words such as “likely,” “may,’ “would,” “could,” “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” and similar expressions, may identify forward-looking statements in this report. Forward-looking statements in this report are based on the Company’s beliefs and expectations as of the date of this report and are subject to risks and uncertainties, including those outlined in detail in this report in Item 1 — Business under the heading “Certain Factors Affecting CDW’s Business” and other factors identified from time to time in the Company’s filings with the Securities and Exchange Commission. Such risks and uncertainties may have a significant impact on the Company’s business, operating results or financial condition. Investors are cautioned that these forward-looking statements are inherently uncertain. Should one or more of the risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described herein.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

     The Company’s investments in marketable securities as of December 31, 2002 all mature before December 31, 2004 and are concentrated in U.S. Government and Government agency securities, municipal bonds and corporate fixed income securities. As such, the risk of significant changes in the value of these securities as a result of a change in market interest rates is minimal.

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

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None.

PART III

Item 10.    Directors and Executive Officers of the Registrant.

     The information required hereunder is incorporated by reference herein from the Registrant’s Definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 21, 2003, to be filed pursuant to Regulation 14A not later than April 30, 2003 (the “Definitive Proxy Statement”).

Item 11.    Executive Compensation.

     The information required hereunder is incorporated by reference herein from the Definitive Proxy Statement.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

     The information required hereunder concerning the security ownership of certain beneficial owners and management is incorporated by reference herein from the Definitive Proxy Statement.

Equity Compensation Plan Information

     The following table sets forth information, as of December 31, 2002, regarding securities authorized for issuance under our equity compensation plans. The numbers included in this table have been adjusted to account for all splits in our common stock that have occurred since our initial public offering.

	A	B	C
			Number of Securities
			Remaining Available
		Weighted	for Future Issuance
		Average Exercise	Under Equity
	Number of Securities to	Price of	Compensation Plans
	be Issued Upon Exercise	Outstanding	(Excluding Securities
Plan Category	of Outstanding Options	Options	Reflected in Column A)

Equity Compensation Plans Approved by Shareholders	3,743,224	$38.01	7,696,046 (1)
Equity Compensation Plans Not Approved by Shareholders	8,745,349 (2)(3)(4)(5)	$19.89	—

Total	12,856,395	$27.61	7,696,046

(1)	Includes purchase rights accruing under the Company’s Employee Stock Purchase Plan (“ESPP”), which has a shareholder-approved reserve of 500,000 shares. Under the ESPP, each eligible employee may purchase up to 325 shares of common stock per quarter at a purchase price per share equal to 85% of the lesser of the fair market value of the stock on the first or last business day of the quarterly offering period.

(2)	Includes non-forfeitable options established under the MPK Stock Option Plan. The MPK Stock Option Plan was established March 15, 1993 by Michael P. Krasny, the Chairman Emeritus, principal shareholder and a Director of the Company. Under the plan, Mr. Krasny granted options to certain employees to purchase shares of common stock owned by Mr. Krasny. As of December 31, 2002, options for 1,108,864 shares of common stock remain outstanding under this plan. The outstanding options are fully vested and exercisable. The exercise of such options will not result in any issuance by the Company of additional shares of our common stock.

(3)	Includes options granted under the CDW Incentive Stock Option Plan (“1993 Plan”), which was adopted at the time of our initial public offering in May 1993. The 1993 Plan gave our Compensation Committee the authority to grant non-statutory options to coworkers employed with CDW and our subsidiaries. The total number of shares available for awards under the 1993 Plan was 4,200,000, reduced on a share-for-share basis by shares for which options were outstanding under the CDW Director Stock Option Plan. Upon approval by Company shareholders of the CDW 2000 Incentive Stock Option Plan (“2000 Plan”) in May 2000, all future grants under the 1993 Plan were suspended and the number of shares available for future grants were transferred to the 2000 Plan.

(4)	Includes options granted under the CDW 1996 Incentive Stock Option Plan (“1996 Plan”), which was adopted in November 1996. The 1996 Plan gave our Compensation Committee the authority to grant non-statutory options to directors and coworkers employed with CDW and our subsidiaries. The total number of shares available for awards under the 1996 Plan was 12,000,000. Upon approval by Company shareholders of the 2000 Plan in May 2000, all future grants under the 1996 Plan were suspended and the number of shares available for future grants were transferred to the 2000 Plan.

(5)	Includes options granted under the CDW 1998 Officer and Manager Bonus Plan (“1998 OMB Plan”), which was adopted in December 1998. The 1998 OMB Plan gave our Compensation Committee the authority to grant non-statutory options to certain coworkers of CDW and our subsidiaries. The total number of shares available for awards under the 1998 OMB Plan was 41,096, all of which have been granted.

Item 13.    Certain Relationships and Related Transactions.

     The information required hereunder is incorporated by reference herein from the Definitive Proxy Statement. Information in the Definitive Proxy Statement under the headings “Report of the Compensation and Stock Option Committee” and “Shareholder Return Performance Presentation” is specifically not incorporated by reference.

Item 14.    Controls and Procedures.

(a)	Evaluation of disclosure controls and procedures: The Company’s Chief Executive Officer and its Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15-d-14(c)) as of a date within 90 days of filing date of this annual report (the “Evaluation Date”), have concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company would be made known to them by others within the Company, particularly during the period in which this annual report was being prepared.

(b)	Changes in internal controls: There were no significant changes in our internal controls or in other factors that could significantly affect our internal controls and procedures subsequent to the Evaluation Date, nor any significant deficiencies or material weaknesses in such internal controls and procedures requiring corrective actions. As a result, no corrective actions were taken.

PART IV

  Item 15.      Exhibits, Financial Statement Schedule and Reports on Form 8-K.

(a)	The following documents are filed as part of this report:

1. Financial Statements (See Index to Consolidated Financial Statements on page F(i) of this Report);

	2. Index to Financial Statement Schedule:	Page

	Report of Independent Accountants on Financial Statement Schedule	S-1

	Schedule II - Valuation and Qualifying Accounts	S-2

All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or notes thereto.

3. Exhibits required by Securities and Exchange Commission Regulation S-K, Item 601:

Exhibit No.	Description of Document

3 (a)	Articles of Incorporation of the Company (xiii)

3 (b)	Amendment to Articles of Incorporation of the Company filed with the Illinois Secretary of State on May 26, 2000 (iii)

3 (c)	Bylaws of the Company (xxi)

10 (a)	CDW Computer Centers, Inc. Employees’ Defined Contribution Retirement Plan and Trust (i) (xi)

10 (b)	CDW Incentive Stock Option Plan (i) (xi)

10 (c)	First Amendment to CDW Incentive Stock Option Plan (vii) (xi)

10 (d)	MPK Stock Option Plan and Agreement (i) (xi)

10 (e)	MPK Restricted Stock Plan and Agreement (i) (xi)

10 (f)	Employment and Non-Competition Agreement dated as of March 15, 1993 between the Company and Michael P. Krasny (i) (xi)

10 (g)	Employment and Non-Competition Agreement dated as of March 15, 1993 between the Company and Greg C. Zeman (i) (xi)

10 (h)	First amendment to Employment and Non-Competition Agreement dated as of January 28, 2001 between the Company and Gregory C. Zeman (xvii) (xi)

10 (i)	Employment and Non-Competition Agreement dated as of March 15, 1993 between the Company and Daniel B. Kass (i) (xi)

10 (j)	Tax Indemnification Agreement dated as of May 25, 1993 between the Company and Michael P. Krasny (i)

10 (k)	Lease Agreement dated February 22, 1993 between the Company, as lessee, and Chevy Chase Business Park Limited Partnership, as lessor, relating to the premises located in Buffalo Grove, Illinois (i)

10 (l)	First Lease Amendment dated as of May 13, 1993 to Lease Agreement dated February 22, 1993 between the Company, as lessee, and Chevy Chase Business Park Limited Partnership, as lessor, relating to the premises located in Buffalo Grove, Illinois (i)

10 (m)	CDW Director Stock Option Plan (i) (xi)

10 (n)	Lease Agreement dated January 25, 1995 between the Company, as lessee, and IJM Management Limited Partnership, as agent for the owner, as lessor, relating to the premises located in Chicago, Illinois (ii)

10 (o)	Non-statutory Stock Option Agreement dated September 5, 1996 between the Company and Harry J. Harczak, Jr. (xvi) (xi)

10 (p)	Non-statutory Stock Option Agreement dated September 5, 1996 between the Company and James R. Shanks (xvi) (xi)

10 (q)	CDW 1996 Incentive Stock Option Plan (iv) (xi)

10 (r)	First Amendment to CDW 1996 Incentive Stock Option Plan (vii) (xi)

10 (s)	CDW 1997 Officer and Manager Bonus Plan (v) (xi)

10 (t)	Revolving Note between the Company and The Northern Trust Company dated June 30, 1998 (vi)

10 (u)	CDW 1998 Officer and Manager Bonus Plan (viii) (xi)

10 (v)	First Amendment to 1996, 1997 and 1998 Officer and Manager Bonus Plans (viii) (xi)

10 (w)	CDW Officer and Manager Plan dated April 21, 1998 (xii) (xi)

10 (x)	Operating Agreement of CDW Leasing, L.L.C. (viii)

10 (y)	Loan and Security Agreement Between CDW Capital Corp. and CDW Leasing, L.L.C. (viii)

10 (z)	Lease Agreement dated October 11, 1999 between the Company as Lessee and Solano Associates as Lessor relating to the office space located at 120 S. Riverside Plaza, Chicago, Illinois (x)

10 (aa)	Revolving Note between the Company and LaSalle National Bank dated June 28, 2000 (ix)

10 (bb)	Lease Agreement dated June 19, 2000 between the Company as Lessee and Solano Associates as Lessor relating to the office space located at 10 S. Riverside Plaza, Chicago, Illinois (ix)

10 (cc)	Lease Agreement dated October 3, 2000 between the Company as Lessee and Hamilton Partners as Lessor relating to the office space located at Woodland Falls I, Mettawa, Illinois (xiv)

10 (dd)	CDW 2000 Incentive Stock Option Plan, as amended through April 2, 2002 (xxiii)(xi)

10 (ee)	CDW Senior Management Incentive Plan (xv) (xi)

10 (ff)	Employment Agreement dated as of January 28, 2001 between the Company and John A. Edwardson (xvii) (xi)

10 (gg)	Transitional Compensation Agreement dated as of January 28, 2001 between the Company and John A. Edwardson (xvii) (xi)

10 (hh)	Award Notice of Stock Option Grant dated as of January 28, 2001 between the Company and John A. Edwardson (xvii) (xi)

10 (ii)	Restricted Stock Award dated as of January 28, 2001 between the Company and John A. Edwardson (xvii) (xi)

10 (jj)	Registration Rights Agreement between the Company and Gregory C. Zeman dated as of February 5, 2001 (xvii)

10 (kk)	Registration Rights Agreement between the Company and Daniel B. Kass dated as of February 5, 2001 (xvii)

10 (ll)	Revolving Note between the Company and LaSalle National Bank dated June 28, 2001 (xviii)

10 (mm)	Second Lease Amendment dated April 15, 2001 between the Company as Lessee and IJM Management Limited Partnership as Lessor relating to the retail sales space located at 317 West Grand Avenue, Chicago, Illinois (xviii)

10 (nn)	Revolving Note between the Company and LaSalle Bank dated August 15, 2001 (xix)

10 (oo)	Line of Credit Demand Note between the Company and Northern Trust Company dated July 25, 2001 (xix)

10 (pp)	Separation Agreement and General Release between the Company and Paul A. Kozak dated December 3, 2001 (xi) (xxii)

10 (qq)	Stock Purchase Agreement between the Company and Daniel B. Kass dated as of May 7, 2002 (xxi)

10 (rr)	CDW Compensation Protection Plan adopted as of December 10, 2002, applicable to the Company’s executive officers

10 (ss)	Form of Transitional Compensation Agreement, effective December 2002, entered into with each of the Company’s executive officers

10 (tt)	Form of Noncompetition Agreement, effective December 2002, entered into with each of the Company’s executive officers

10 (uu)	Revolving Note between the Company and LaSalle National Bank dated June 30, 2002 (xxi)

10 (vv)	CDW Employee Stock Purchase Plan (xxiii)

21	Subsidiaries of the Registrant

23	Consent of Independent Accountants

99.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350

99.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350

Footnotes

(i)	Incorporated by reference from the exhibits filed with the Company’s registration statement (33-59802) on Form S-1 filed under the Securities Act of 1933 filed on May 11, 1993

(ii)	Incorporated by reference from the exhibits filed with the Company’s quarterly report (0-21796) on Form 10-Q for the quarter ended June 30, 1995.

(iii)	Incorporated by reference from the exhibits filed with the Company’s Form S-8 (333-48172) filed October 18, 2000.

(iv)	Incorporated by reference from the exhibits filed with the Company’s registration statement (333-20935) on Form S-3 filed under the Securities Act of 1933 on January 31, 1997.

(v)	Incorporated by reference from the exhibits filed with the Company’s annual report (0-21796) on Form 10-K for the year ended December 31, 1997.

(vi)	Incorporated by reference from the exhibits filed with the Company’s Quarterly report (0-21796) on Form 10-Q for the quarter ended June 30, 1998.

(vii)	Incorporated by reference from the exhibits filed with the Company’s annual report (0-21796) on Form 10-K for the year ended December 31, 1998.

(viii)	Incorporated by reference from the exhibits filed with the Company’s Quarterly report (0-21796) on Form 10-Q for the quarter ended March 31, 1999.

(ix)	Incorporated by reference from the exhibits filed with the Company’s Quarterly report (0-21796) on Form 10-Q for the quarter ended June 30, 2000.

(x)	Incorporated by reference from the exhibits filed with the Company’s Quarterly report (0-21796) on Form 10-Q for the quarter ended September 30, 1999.

(xi)	Management contract or compensatory plan or arrangement.

(xii)	Incorporated by reference from the exhibits accompanying the Company’s Notice of Annual Meeting of Shareholders and Proxy Statement filed March 26, 1999.

(xiii)	Incorporated by reference from the exhibits filed with the Company’s registration statement (33-94820) on Form S-3 filed under the Securities Act of 1933 filed on July 21, 1995.

(xiv)	Incorporated by reference from the exhibits filed with the Company’s Quarterly report (0-21796) on Form 10-Q for the quarter ended September 30, 2000.

(xv)	Incorporated by reference from the exhibits accompanying the Company’s Notice of Annual Meeting of Shareholders and Proxy Statement filed March 31, 2000.

(xvi)	Incorporated by reference from the exhibits filed with the Company’s Quarterly report (0-21796) on Form 10-Q for the quarter ended September 30, 1996.

(xvii)	Incorporated by reference from the exhibits filed with the Company’s annual report (0-21796) on Form 10-K for the year ended December 31, 2000.

(xviii)	Incorporated by reference from the exhibits filed with the Company’s Quarterly report (0-21796) on Form 10-Q for the quarter ended June 30, 2001.

(xix)	Incorporated by reference from the exhibits filed with the Company’s Quarterly report (0-21796) on Form 10-Q for the quarter ended September 30, 2001.

(xx)	Incorporated by reference from the exhibits filed with the Company’s registration statement (333-63820) on Form S-3 filed under the Securities Act of 1933 filed on June 26, 2001.

(xxi)	Incorporated by reference from the exhibits filed with the Company’s Quarterly report (0-21796) on Form 10-Q for the quarter ended June 30, 2002.

(xxii)	Incorporated by reference from the exhibits filed with the Company’s annual report (0-21796) on Form 10-K for the year ended December 31, 2001.

(xxiii)	Incorporated by reference from the exhibits accompanying the Company's Definitive Proxy Statement filed April 16, 2002.

(b)	The Company did not file any reports on Form 8-K during the last quarter of the year ended December 31, 2002.

(c)	The Exhibits required by Item 601 of Regulation S-K are reflected above in Section (a) 3. of this Item.

(d)	The financial statement schedule is included as reflected in Section (a) 2. of this Item.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CDW COMPUTER CENTERS, INC.

Date: March 28, 2003

	By :	/s/ John A. Edwardson

John A. Edwardson, Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John A. Edwardson John A. Edwardson	Chairman of the Board and Chief Executive Officer	March 28, 2003

/s/ Barbara A. Klein Barbara A. Klein	Senior Vice President and Chief Financial Officer (principal financial officer)	March 28, 2003

/s/ Sandra M. Rouhselang Sandra M. Rouhselang	Vice-President and Controller (principal accounting officer)	March 28, 2003

/s/ Michelle L. Collins Michelle L. Collins	Director	March 28, 2003

/s/ Casey G. Cowell Casey G. Cowell	Director	March 28, 2003

/s/ Daniel S. Goldin Daniel S. Goldin	Director	March 28, 2003

/s/ Dr. Donald Jacobs Dr. Donald Jacobs	Director	March 28, 2003

/s/ Michael P. Krasny Michael P. Krasny	Director	March 28, 2003

/s/ Terry L. Lengfelder Terry L. Lengfelder	Director	March 28, 2003

/s/ Susan D. Wellington Susan D. Wellington	Director	March 28, 2003

/s/ Brian E. Williams Brian E. Williams	Director	March 28, 2003

/s/ Gregory C. Zeman Gregory C. Zeman	Director	March 28, 2003

CERTIFICATIONS

I, John A. Edwardson, certify that:

1.	I have reviewed this annual report on Form 10-K of CDW Computer Centers, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ John A. Edwardson
John A. Edwardson Chairman and Chief Executive Officer CDW Computer Centers, Inc. March 28, 2003

I, Barbara A. Klein, certify that:

1.	I have reviewed this annual report on Form 10-K of CDW Computer Centers, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Barbara A. Klein Barbara A. Klein Senior Vice President and Chief Financial Officer CDW Computer Centers, Inc. March 28, 2003

ITEMS 8 AND 14(A)
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

F(i)

MANAGEMENT’S RESPONSIBILITY FOR FINANCIAL STATEMENTS

Management is responsible for the preparation, integrity and objectivity of the consolidated financial statements and other financial information presented in this report. The accompanying consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America, applying certain estimates and judgments as required.

CDW Computer Centers, Inc.’s internal controls are designed to provide reasonable assurance as to the integrity and reliability of the financial statements and to adequately safeguard, verify and maintain accountability of assets. Such controls are based on established operating and written policies and procedures, are implemented by trained, skilled personnel with an appropriate segregation of duties and are monitored through a comprehensive business process assurance program. These policies and procedures prescribe that the Company and all its employees are to maintain the highest ethical standards and that its business practices are to be conducted in a manner which is above reproach.

PricewaterhouseCoopers LLP, independent auditors, are retained to audit CDW Computer Centers, Inc.’s financial statements. Their accompanying report is based on audits conducted in accordance with auditing standards generally accepted in the United States of America, which include the consideration of the Company’s internal controls to establish a basis for reliance thereon in determining the nature, timing and extent of the audit tests to be applied.

The Board of Directors exercises its responsibility for these financial statements through its Audit Committee, which consists entirely of independent non-management Board members. The Audit Committee meets periodically with the independent auditors and with the Company’s Business Process Assurance manager, both privately and with management present, to review accounting, auditing, internal controls and financial reporting matters.

/s/ John A. Edwardson	/s/ Barbara A. Klein

John A. Edwardson	Barbara A. Klein
Chairman and Chief Executive Officer	Senior Vice President and Chief Financial Officer

REPORT OF INDEPENDENT ACCOUNTANTS

The Board of Directors
CDW Computer Centers, Inc.
Vernon Hills, Illinois:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, shareholders’ equity and cash flows present fairly, in all material respects, the financial position of CDW Computer Centers, Inc. and Subsidiaries (the “Company”) at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Chicago, Illinois
January 17, 2003

CDW COMPUTER CENTERS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	December 31,

	2002	2001

Assets
Current assets :
Cash and cash equivalents	$157,140	$145,977
Marketable securities	347,474	248,404
Accounts receivable, net of allowance for doubtful accounts of $10,500 and $9,500, respectively	333,084	318,405
Merchandise inventory	150,785	119,117
Miscellaneous receivables	14,084	9,760
Deferred income taxes	11,757	9,040
Prepaid expenses	4,212	3,455

Total current assets	1,018,536	854,158

Property and equipment, net	64,088	69,073
Investment in and advances to joint venture	5,176	5,382
Deferred income taxes and other assets	7,864	8,416

Total assets	$1,095,664	$937,029

Liabilities and Shareholders’ Equity
Current liabilities :
Accounts payable	$102,786	$106,808
Accrued expenses :
Compensation	33,057	28,113
Income taxes	17,945	7,847
Exit costs	1,223	1,587
Other	16,583	14,017

Total current liabilities	171,594	158,372

Commitments and contingencies	—	—

Shareholders’ equity :
Preferred shares, $1.00 par value; 5,000 shares authorized; none issued	—	—
Common shares, $ .01 par value; 500,000 shares authorized; 89,669 and 88,466 shares issued, respectively	897	885
Paid-in capital	346,054	258,708
Retained earnings	806,548	621,299
Unearned compensation	(837)	(1,931)
Accumulated other comprehensive income	3	—

	1,152,665	878,961
Less cost of common shares in treasury, 5,708 shares and 2,893 shares, respectively	(228,595)	(100,304)

Total shareholders’ equity	924,070	778,657

Total liabilities and shareholders’ equity	$1,095,664	$937,029

The accompanying notes are an integral part of the consolidated financial statements.

CDW COMPUTER CENTERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	Years Ended December31,

	2002	2001	2000

Net sales	$4,264,579	$3,961,545	$3,842,452
Cost of sales	3,700,744	3,434,510	3,352,609

Gross profit	563,835	527,035	489,843

Selling and administrative expenses	261,611	253,328	217,756
Net advertising expense	4,046	5,509	12,479

Income from operations	298,178	268,198	259,608

Interest income	9,548	12,637	9,739
Other expense, net	(1,529)	(859)	(690)

Income before income taxes	306,197	279,976	268,657

Income tax provision	120,948	111,290	106,388

Net income	$185,249	$168,686	$162,269

Earnings per share:
Basic	$2.18	$1.97	$1.87

Diluted	$2.10	$1.89	$1.79

Weighted-average number of common shares outstanding:
Basic	84,862	85,803	87,003

Diluted	88,296	89,136	90,860

The accompanying notes are an integral part of the consolidated financial statements.

CDW COMPUTER CENTERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)

							Accumulated
	Total						Other
	Shareholders’	Common	Paid-in	Retained	Unearned	Treasury	Comprehensive	Comprehensive
	Equity	Shares	Capital	Earnings	Compensation	Shares	Income	Income

Balance at December 31, 1999	$390,984	$866	$102,338	$290,344	$(475)	$(2,089)	$—
MPK Restricted Stock Plan forfeitures	—		(15)		15
Amortization of unearned compensation	258				258
Compensatory stock option grants	4,225		4,225
Exercise of stock options	7,125	9	7,116
Tax benefit from stock option and restricted stock transactions	71,390		71,390
Net income	162,269			162,269

Balance at December 31, 2000	636,251	875	185,054	452,613	(202)	(2,089)	—
MPK Restricted Stock Plan forfeitures	—		(2)		2
Amortization of unearned compensation	1,932				1,932
Compensatory stock option grants	2,741		2,741
Compensatory restricted stock grant	—	1	3,662		(3,663)
Exercise of stock options	9,136	9	9,127
Tax benefit from stock option and restricted stock transactions	58,126		58,126
Purchase of treasury shares	(98,215)					(98,215)
Net income	168,686			168,686

Balance at December 31, 2001	778,657	885	258,708	621,299	(1,931)	(100,304)	—
MPK Restricted Stock Plan forfeitures	—		(22)		22
Amortization of unearned compensation	1,072				1,072
Exercise of stock options	17,837	12	17,825
Tax benefit from stock option and restricted stock transactions	69,543		69,543
Purchase of treasury shares	(128,291)					(128,291)
Net income	185,249			185,249				$185,249
Net unrealized gains on marketable securities	3						3	3

Comprehensive income								$185,252

Balance at December 31, 2002	$924,070	$897	$346,054	$806,548	$(837)	$(228,595)	$3

The accompanying notes are an integral part of the consolidated financial statements

CDW COMPUTER CENTERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,

	2002	2001	2000

Cash flows from operating activities:

Net income	$185,249	$168,686	$162,269

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation	15,564	15,383	10,478
Accretion of marketable securities	699	(181)	(2,930)
Stock-based compensation expense	1,072	4,673	4,483
Allowance for doubtful accounts	1,000	2,500	2,700
Deferred income taxes	(1,446)	(3,438)	(1,866)
Tax benefit from stock transactions	69,543	58,126	71,390

Changes in assets and liabilities:
Accounts receivable	(15,679)	16,519	(109,934)
Miscellaneous receivables and other assets	(5,391)	3,360	(5,940)
Merchandise inventory	(31,668)	(8,915)	16,015
Prepaid expenses	(757)	(495)	(2,097)
Accounts payable	(4,022)	50,727	(9,576)
Accrued compensation	4,944	1,468	(694)
Accrued income taxes and other expenses	12,664	(5,734)	7,882
Accrued exit costs	(364)	(275)	(357)

Net cash provided by operating activities	231,408	302,404	141,823

Cash flows from investing activities:

Purchases of available-for-sale securities	(1,542,447)	(1,895,807)	(116,398)
Redemptions of available-for-sale securities	1,609,622	1,790,862	60,900
Purchases of held-to-maturity securities	(346,586)	(94,249)	(130,781)
Redemptions of held-to-maturity securities	179,645	109,928	93,480
Investment in and advances to joint venture	(8,956)	(23,579)	(21,706)
Repayment of advances from joint venture	9,510	24,323	22,489
Purchase of property and equipment	(10,579)	(22,490)	(33,015)

Net cash used in investing activities	(109,791)	(111,012)	(125,031)

Cash flows from financing activities:

Purchase of treasury shares	(128,291)	(98,215)	—
Proceeds from exercise of stock options	17,837	9,136	7,125

Net cash (used in) provided by financing activities	(110,454)	(89,079)	7,125

Net increase in cash	11,163	102,313	23,917

Cash and cash equivalents - beginning of year	145,977	43,664	19,747

Cash and cash equivalents - end of year	$157,140	$145,977	$43,664

Supplementary disclosure of cash flow information :
Taxes paid	$42,684	$66,763	$28,679

The accompanying notes are an integral part of the consolidated financial statements.

CDW COMPUTER CENTERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business

CDW Computer Centers, Inc. (collectively with its subsidiaries, “CDW” or the “Company”) is the largest direct marketer of multi-brand computers and related technology products and services in the United States. Our primary business is conducted from a combined corporate office and distribution center located in Vernon Hills, Illinois, sales offices in Mettawa and Chicago, Illinois, and a sales office in Lansdowne, Virginia. Additionally, we market and sell products through CDW.com and CDWG.com, our Web sites.

We extend credit to corporate and public sector customers under certain circumstances based upon the financial strength of the customer. Such customers are typically granted net 30 day credit terms. Payment for the balance of our sales is made primarily through third party credit cards.

2.	Summary of Significant Accounting Policies

Presented here is a summary of the most significant accounting policies used in the preparation of our consolidated financial statements. Our most significant accounting policies relate to the sale, purchase, distribution and promotion of our products. Therefore, our accounting policies in the areas of revenue recognition, inventory valuation, vendor purchase and merchandising arrangements and marketing activities, among others, are discussed.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of CDW Computer Centers, Inc. and our wholly-owned subsidiaries. One of our wholly-owned subsidiaries, CDW Capital Corporation (“CDWCC”), owns a 50% interest in CDW Leasing, L.L.C. (“CDW-L”) (Note 12). The investment in CDW-L is accounted for by the equity method. All intercompany transactions and accounts are eliminated in consolidation.

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

Allowance for doubtful accounts receivable. We provide allowances for doubtful accounts related to accounts receivable for estimated losses resulting from the inability of our customers to make required payments. We take into consideration the overall quality and aging of the receivable portfolio along with specifically identified customer risks. If actual customer payment performance were to deteriorate to an extent not expected, additional allowances may be required.

Sales returns and pricing disputes. At the time of sale, we record an estimate for sales returns and pricing disputes based on historical experience.

Net realizable value of inventories. Inventory is valued at the lower of cost or market value. We decrease the value of inventory for estimated obsolescence equal to the difference between the cost of inventory and the estimated market value, based upon an aging analysis of the inventory on hand, specifically known inventory-related risks, and assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

Vendor transactions. We receive incentives from vendors related to cooperative advertising allowances, rebates, price protection and other programs. These incentives generally relate to agreements with the vendors and are recorded as adjustments to gross margin or net advertising expense, as appropriate. If market conditions were to deteriorate, vendors may change the terms of some or all of these programs.

Loss contingencies. We accrue for contingent obligations when a loss is probable and the amount can be reasonably estimated. As facts concerning contingencies become known, we reassess our position and make appropriate adjustments to the financial statements.

Earnings Per Share

We calculate earnings per share in accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share” (“SFAS 128”). Accordingly, we have disclosed earnings per share calculated using both the basic and diluted methods for all periods presented. A reconciliation of basic and diluted per share computations is included in Note 10.

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

Marketable Securities

We classify securities with a stated maturity, which we intend to hold to maturity, as “held-to-maturity,” and record such securities at amortized cost. Securities which do not have stated maturities or which we do not intend to hold to maturity are classified as “available-for-sale” and recorded at fair value, with unrealized holding gains or losses recorded as a separate component of Shareholders’ Equity. We do not invest in trading securities. All securities are accounted for on a specific identification basis.

Our marketable securities are concentrated in securities of the U.S. Government, U.S. Government agencies and municipal bonds. Such investments are supported by the financial stability and credit standing of the U.S. Government or applicable U.S. Government agency.

Merchandise Inventory

Inventory is valued at the lower of cost or market. Cost is determined on the first-in, first-out method.

Property and Equipment

Property and equipment are stated at cost. We calculate depreciation using the straight-line method over the useful lives of the assets. Expenditures for major renewals and improvements that extend the useful life of property and equipment are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred. The following table shows estimated useful lives of property and equipment:

Classification	Estimated Useful Lives

Machinery and equipment	5 to 15 years
Building and leasehold improvements	2 to 25 years
Computer and data processing equipment	2 to 3 years
Computer software	3 to 5 years
Furniture and fixtures	5 years

Revenue Recognition

We record revenues from sales transactions when both risk of loss and title to products sold pass to the customer. Our shipping terms dictate that the passage of title occurs upon receipt of products by the customer. The majority of our revenues relate to physical products and are recognized on a gross basis with the selling price to the customer recorded as net sales and the acquisition cost of the product recorded as cost of sales. At the time of sale, we also record an estimate for sales returns based on historical experience. Software maintenance products, third party services and extended warranties that we sell (for which we are not the primary obligor) are recognized on a net basis in accordance with SEC Staff Accounting Bulletin No. 101, “Revenue Recognition” and EITF 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent.” Accordingly, such revenues are recognized in net sales either at the time of sale or over the contract period, based on the nature of the contract, at the net amount retained by us, with no cost of goods sold. In accordance with EITF 00-10, “Accounting for Shipping and Handling Fees and Costs,” we record freight billed to our customers as net sales and the related freight costs as a cost of sales. Vendor rebates and price protection are recorded when earned as a reduction to cost of sales or merchandise inventory, as applicable.

Advertising

Advertising costs are charged to expense in the period incurred. Cooperative reimbursements from vendors, which are earned and available, are recorded in the period the related advertising expenditure is incurred. The following table summarizes advertising costs and cooperative reimbursements for the years ended December 31, 2002, 2001 and 2000, respectively (in thousands):

	2002	2001	2000

Gross advertising expenses	$89,079	$87,352	$91,296
Less cooperative reimbursements	(85,033)	(81,843)	(78,817)

Net advertising expenses	$4,046	$5,509	$12,479

Stock-Based Compensation

At December 31, 2002, we had several stock-based employee compensation plans, which are described more fully in Note 9. In accordance with Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), we account for our stock-based compensation programs according to the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Accordingly, compensation expense is recognized to the extent of employee or director services rendered based on the intrinsic value of compensatory options or shares granted under the plans. The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation for the years ended December 31, 2002, 2001 and 2000, respectively (in thousands, except per share amounts):

	2002	2001	2000

Net income, as reported	$185,249	$168,686	$162,269

Add stock-based employee compensation expense included in reported net income, net of related tax effects	649	2,793	2,707

Deduct total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(26,123)	(25,911)	(15,765)

Pro forma net income	$159,775	$145,568	$149,211

Basic earnings per share, as reported	$2.18	$1.97	$1.87
Diluted earnings per share, as reported	$2.10	$1.89	$1.79

Pro forma basic earnings per share	$1.88	$1.70	$1.72
Pro forma diluted earnings per share	$1.81	$1.63	$1.67

Fair Value of Financial Instruments

We estimate that the fair market value of all of our financial instruments at December 31, 2002 and 2001 are not materially different from the aggregate carrying value due to the short-term nature of these instruments.

Treasury Shares

We intend to hold repurchased shares in treasury for general corporate purposes, including issuances under various employee stock option plans. We account for the treasury shares using the cost method.

Recently Issued Accounting Pronouncements

In 2002, we adopted Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” and determined that there was no impact on our financial statements. If facts and circumstances indicate that the cost of any long-lived assets may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, we would measure the carrying amount of the assets against the estimated undiscounted future cash flows associated with them. At the time any such evaluations indicate that the future undiscounted cash flows of certain long-lived assets are not sufficient to recover the carrying value of such assets, these assets would be adjusted to their fair values.

In April 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections.” Among other things, the statement updates, clarifies and simplifies existing accounting pronouncements relating to the extinguishment of debt. The provisions of this statement related to the extinguishment of debt shall be applied in fiscal years beginning after May 15, 2002. We do not expect the adoption of this statement to have a material impact on our financial position or results of operations.

In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). The statement requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. This statement replaces previous accounting guidance provided by Emerging Issues Task Force (“EITF”) Issue No. 94-3. SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002.

In November 2002, the EITF reached consensus on Issue No. 02-16, “Accounting for Consideration Received from a Vendor by a Customer (Including a Reseller of the Vendor’s Products).” Cash consideration should generally be considered an adjustment of the prices of the vendor’s products and, therefore, characterized as a reduction of cost of sales when recognized in the reseller’s income statement unless certain conditions apply. We will adopt the provisions of this issue for all agreements modified or entered into on or after January 1, 2003. We expect the adoption of this issue will result in the reclassification of certain amounts currently classified as a reduction of advertising expense to a reduction of cost of sales on a prospective basis.

In November 2002, the EITF published Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”), which addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. EITF 00-21 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. EITF 00-21 is effective for the Company for revenue arrangements entered into beginning July 1, 2003. We have not yet determined the impact, if any, of adopting EITF 00-21.

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN45”). FIN 45 requires the disclosure of certain guarantees existing at December 31, 2002 and recognition of a liability for the fair value of the obligation of qualifying guarantee activities that are initiated or modified after December 31, 2002. As of December 31, 2002, the Company had no significant guarantees.

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure - An Amendment of FASB Statement No. 123” (“SFAS 148”). SFAS 148 provides additional transition guidance for those entities that elect to voluntarily adopt the accounting provisions of SFAS 123 and provides additional disclosure requirements for all companies. The disclosure requirements are effective as of December 31, 2002, and are reflected within the notes to the financial statements.

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB 51” (“FIN 46”). FIN 46 requires that the assets, liabilities and results of the activity of variable interest entities be consolidated into the financial statements of the company that has the controlling financial interest. FIN 46 also provides the framework for determining whether a variable interest entity should be consolidated based on voting interests or significant financial support provided to it. FIN 46 will be effective for the Company on February 1, 2003 for variable interest entities created after January 31, 2003, and on July 1, 2003 for variable interest entities created prior to February 1, 2003. We do not expect the adoption of FIN 46 to have a material impact on our 2003 consolidated financial statements.

3.	Marketable Securities

The amortized cost and estimated fair values of our investments in marketable securities at December 31, 2002 and 2001 were (in thousands):

		Gross
		Unrealized
		Holding
	Estimated			Amortized
Security Type	Fair Value	Gains	Losses	Cost

December 31, 2002
Available-for-sale:
Municipal bonds	$124,674	$3	$—	$124,671

Total available-for-sale	124,674	3	—	124,671

Held-to-maturity:
U.S. Government and Government agency securities	193,306	675	—	192,631
Corporate fixed income securities	30,185	16	—	30,169

Total held-to-maturity	223,491	691	—	222,800

Total marketable securities	$348,165	$694	$—	$347,471

December 31, 2001
Available-for-sale:
U.S. Government and Government agency securities	$133,718	$573	$—	$133,145
Municipal bonds	58,755	—	—	58,755

Total available-for-sale	192,473	573	—	191,900

Held-to-maturity:
U.S. Government and Government agency securities	44,271	140	—	44,131
Corporate fixed income securities	12,437	64	—	12,373

Total held-to-maturity	56,708	204	—	56,504

Total marketable securities	$249,181	$777	$—	$248,404

Estimated fair values of marketable securities are based on quoted market prices. The amortized cost and estimated fair value of our investments in marketable securities at December 31, 2002 and 2001 by contractual maturity were (in thousands):

	Estimated	Amortized
	Fair Value	Cost

December 31, 2002
Due in one year or less	$243,095	$242,761
Due in greater than one year	105,070	104,710

Total investments in marketable securities	$348,165	$347,471

December 31, 2001
Due in one year or less	$223,560	$222,932
Due in greater than one year	25,621	25,472

Total investments in marketable securities	$249,181	$248,404

As of December 31, 2002, all of the marketable securities that are due in greater than one year have maturity dates prior to December 31, 2004.

The gross unrealized holding gains and losses on available-for-sale securities are recorded as accumulated other comprehensive income, which is reflected as a separate component of shareholders’ equity. The gross realized gains and losses on marketable securities that are included in other expense in the Consolidated Statements of Income are not material.

4.	Property and Equipment

Property and equipment consists of the following (in thousands):

	December 31,

	2002	2001

Land	$10,367	$10,367
Machinery and equipment	32,662	31,665
Building and leasehold improvements	31,418	29,032
Computer and data processing equipment	24,126	22,269
Computer software	10,368	7,861
Furniture and fixtures	7,952	6,260
Construction in progress	2,801	1,763

Total property and equipment	119,694	109,217
Less accumulated depreciation	55,606	40,144

Net property and equipment	$64,088	$69,073

We own approximately 45 acres of land, of which approximately 11 acres are vacant and available for future expansion.

5.	Financing Arrangements

We have an aggregate $70 million available pursuant to two $35 million unsecured lines of credit with two financial institutions. One line of credit expires in June 2003, at which time we intend to renew the line, and the other does not have a fixed expiration date. Borrowings under the first credit facility bear interest at the prime rate less 2 1/2%, LIBOR plus 1/2% or the federal funds rate plus 1/2%, as determined by the Company. Borrowings under the second credit facility bear interest at the prime rate less 2 1/2%, LIBOR plus .45% or the federal funds rate plus .45%, as determined by the Company. At December 31, 2002, there were no borrowings under either of the credit facilities.

6.	Trade Financing Agreements

We have entered into security agreements with certain financial institutions (“Flooring Companies”) in order to facilitate the purchase of inventory from various suppliers under certain terms and conditions. The agreements allow for a maximum credit line of $84.0 million collateralized by inventory purchases financed by the Flooring Companies. At December 31, 2002 and 2001, we owed the Flooring Companies approximately $17.6 million and $20.5 million, respectively, which is included in trade accounts payable.

7.	Operating Leases and Exit Costs

We are obligated under various operating lease agreements, primarily for office facilities in the Chicago metropolitan area. The lease agreements generally provide for minimum rent payments and a proportionate share of operating expenses and property taxes and include certain renewal and expansion options. For the years ended December 31, 2002, 2001 and 2000, rent expense was $9.8 million, $7.6 million and $2.0 million, respectively. Additionally, $753,000, $572,000 and $571,000 of rental payments were charged to the exit liability in 2002, 2001 and 2000, respectively. Future minimum lease payments are as follows (in thousands):

Years Ended December 31,	Amount

2003	$6,988
2004	6,322
2005	6,432
2006	6,424
2007	6,483
Thereafter	21,658

Total future minimum lease payments	$54,307

In 1996, we recorded a $4.0 million pre-tax charge to operating results for exit costs relating to our leased Buffalo Grove facility. The exit costs consist primarily of the estimated cost to the Company of subleasing the vacated facility, including holding costs, the estimated costs of restoring the building to its original condition and certain asset write-offs resulting from the relocation. During 2002, 2001 and 2000, we charged approximately $764,000, $565,000 and $357,000 against the exit accrual, respectively. These amounts include cash payments for rent, real estate taxes and restoration, net of sublease payments.

We discontinued use of the Buffalo Grove facility in the fourth quarter of 2002 and sales personnel were relocated to the Mettawa office. In 2002 and 2001, respectively, we recorded $400,000 and $290,000 of additional pre-tax charges to operating results to cover additional exit costs we anticipated relating to the Buffalo Grove facility. The Buffalo Grove lease term expires in December 2003.

8.	Income Taxes

Components of the provision (benefit) for income taxes for the years ended December 31, 2002, 2001 and 2000 consist of (in thousands):

	2002	2001	2000

Current:
Federal	$101,449	$95,503	$89,520
State	20,945	19,224	18,734

Total current	122,394	114,727	108,254
Deferred	(1,446)	(3,437)	(1,866)

Provision for income taxes	$120,948	$111,290	$106,388

The current income tax liabilities for 2002, 2001 and 2000 were reduced by $69.5 million, $58.1 million and $71.4 million, respectively, for tax benefits recorded directly to paid-in capital relating to the exercise and vesting of shares pursuant to the CDW Stock Option Plan, the MPK Stock Option Plan and the MPK Restricted Stock Plan.

The reconciliation between the statutory tax rate expressed as a percentage of income before income taxes and the actual effective tax rate for the years ended December 31, 2002, 2001 and 2000 is as follows:

	2002	2001	2000

Statutory federal income tax rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	4.4	4.3	4.5
Other	0.1	0.5	0.1

Total	39.5%	39.8%	39.6%

The tax effect of temporary differences that give rise to the net deferred income tax asset at December 31, 2002 and 2001 are presented below (in thousands):

	2002	2001

Current:
Accounts receivable	$4,851	$4,463
Payroll and benefits	4,737	2,974
Merchandise inventory	734	583
Accrued expenses	1,435	1,020

Subtotal current	11,757	9,040

Non-current:
Employee stock plans	5,014	6,332
Exit charge	489	635
Property and equipment	174	(37)
Other	825	843

Subtotal non-current	6,502	7,773

Net deferred tax asset	$18,259	$16,813

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

CDW Stock Option Plans

We have established certain stock-based compensation plans for the benefit of our directors and coworkers. Pursuant to these plans, as of December 31, 2002, we have reserved a total of 7,696,046 common shares for future stock option grants. The plans generally include vesting requirements from one to 10 years and option lives of up to 20 years. Options may be granted at exercise prices ranging from $0.01 to the market price of the common stock at the date of grant.

Option activity for the years ended December 31, 2000, 2001 and 2002 was as follows:

		Weighted-
		Average	Options
	Shares	Exercise Price	Exercisable

Balance at January 1, 2000	12,197,434	$20.21	819,910

Options granted	985,250	25.84	—
Options exercised	(787,028)	9.02	—
Options forfeited	(355,893)	25.78	—

Balance at December 31, 2000	12,039,763	21.24	1,202,352

Options granted	1,973,514	35.01	—
Options exercised	(901,386)	10.13	—
Options forfeited	(463,015)	19.93	—

Balance at December 31, 2001	12,648,876	24.01	1,300,460

Options granted	1,169,464	55.15	—
Options exercised	(1,203,031)	15.45	—
Options forfeited	(1,235,600)	28.11	—

Balance at December 31, 2002	11,379,709	$27.79	1,803,103

For the years ended December 31, 2002, 2001 and 2000, the weighted-average fair value of options granted was as follows:

	2002	2001	2000

Exercise price equals market price at time of grant	$30.82	$20.51	$21.25
Exercise price is less than market price at time of grant	$—	$53.70	$27.87

The following table summarizes the status of outstanding stock options as of December 31, 2002:

	Options Outstanding			Options Exercisable

		Weighted-
		Average
		Remaining	Weighted-		Weighted-
	Number of	Contractual	Average	Number of	Average
Range of	Options	Life (in	Exercise	Options	Exercise
Exercise Prices	Outstanding	years)	Price	Exercisable	Price

$0.003 - 0.01	273,764	17.8	$0.01	—	$—
$ 5.68 - 6.75	89,366	12.8	$6.51	89,366	$6.51
$10.00 - 14.83	2,855,219	14.5	$13.74	752,377	$13.83
$16.20 - 23.99	1,908,084	16.0	$23.98	360,130	$23.98
$24.31 - 34.52	2,194,182	16.5	$26.40	107,937	$25.77
$36.62 - 54.75	3,140,024	12.1	$38.59	493,193	$37.54
$54.97 - 63.38	919,070	9.6	$56.04	100	$55.63

$0.003 - 63.38	11,379,709	14.1	$27.79	1,803,103	$22.70

Had we elected to apply the provisions of SFAS 123 regarding recognition of compensation expense to the extent of the calculated fair value of stock options, reported net income and earnings per share would have been reduced as follows (in thousands, except per share amounts):

	2002	2001	2000

Net income, as reported	$185,249	$168,686	$162,269

Add stock-based employee compensation expense included in reported net income, net of related tax effects	649	2,793	2,707

Deduct total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(26,123)	(25,911)	(15,765)

Pro forma net income	$159,775	$145,568	$149,211

Basic earnings per share, as reported	$2.18	$1.97	$1.87
Diluted earnings per share, as reported	$2.10	$1.89	$1.79

Pro forma basic earnings per share	$1.88	$1.70	$1.72
Pro forma diluted earnings per share	$1.81	$1.63	$1.67

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

For purposes of the SFAS 123 pro forma net income and earnings per share calculations, the fair value of each option grant is estimated as of the date of grant using the Black-Scholes option-pricing model. The weighted-average assumptions used in determining fair value as disclosed for SFAS 123 are shown in the following table:

	2002	2001	2000

Risk-free interest rate	4.4%	4.8%	5.0%
Dividend yield	0.0%	0.0%	0.0%
Option life (years)	5.0	4.8	8.7
Stock price volatility	61.2%	62.4%	57.6%

MPK Stock Option Plan

Effective December 31, 1992, the Company’s then majority shareholder established the MPK Stock Option Plan pursuant to which he granted non-forfeitable options to certain officers to purchase 16,573,500 shares of common stock owned by him at an exercise price of $.004175 per share. Options were exercised as follows:

Transaction Year	Number of Options Exercised

1994	1,844,892
1995	1,353,258
1997	545,746
1998	659,752
1999	1,743,992
2000	4,180,888
2001	2,751,732
2002	2,384,376

The outstanding 1,108,864 shares for the two remaining participants are exercisable as of December 31, 2002 and must be exercised by July 2003.

MPK Restricted Stock Plan

Effective upon the closing of our initial public offering in 1993, the then majority shareholder established the MPK Restricted Stock Plan. Pursuant to this plan, the majority shareholder allocated 2,674,416 shares of his common stock to be held in escrow for the benefit of those persons employed by the Company as of December 31, 1992. The number of shares allocated to each employee was dependent upon the employee’s years of service and salary history. As a result of these grants, which provided for vesting based upon continuous employment with the Company or our subsidiaries through January 1, 2000, we recorded a capital contribution and offsetting deferred charge of approximately $2.8 million for unearned compensation equal to the number of shares granted, times $1.0425 per share.

We filed a Registration Statement on Form S-3, which was effective on February 7, 1997, to modify the terms of the MPK Restricted Stock Plan and provide participants the option to accelerate the vesting on 25% of their shares in exchange for the extension of the vesting period on their remaining shares through January 1, 2003. Under the terms of this modification, participants who elected the acceleration were granted options by us equal to the number of shares which became vested with an exercise price of $14.75 per share, the market price of the stock on the acceleration date.

As of December 31, 2002, 292,822 shares were outstanding under the modified terms. All of these shares vested on January 1, 2003.

MPK Stock Plans, Tax Benefits

The exercise and vesting of shares pursuant to the MPK Stock Option Plan, MPK Restricted Stock Plan and the CDW Incentive Stock Option Plan resulted in the realization by the Company of tax benefits of $71.0 million in 2002, $59.2 million in 2001 and $72.5 million in 2000, of which $1.5 million, $1.1 million and $1.1 million, respectively, were previously recorded in deferred taxes. The incremental tax benefits of $69.5 million in 2002, $58.1 million in 2001 and $71.4 million in 2000 were recorded to paid-in capital.

Restricted Stock

On January 28, 2001, we granted a restricted stock award of 100,000 shares of common stock to our Chairman and Chief Executive Officer that will vest in equal annual installments on the first four anniversaries of the date of grant. Compensation expense related to this restricted stock award is recognized over the vesting period. As of December 31, 2002, 75,000 of such shares had not yet vested.

Employee Stock Purchase Plan

On October 1, 2002, we established an Employee Stock Purchase Plan (“ESPP”) which provides that eligible coworkers may contribute up to 15% of their eligible compensation towards the quarterly purchase of our common stock. The coworkers’ purchase price is 85% of the lesser of the fair market value of the stock on the first business day or the last business day of the quarterly offering period. Coworkers may purchase shares having a fair market value of up to $25,000 (measured on the first day of the quarterly offering period for each calendar year) or 325 shares per quarter. No compensation expense is recorded in connection with the plan. The total number of shares issuable under the ESPP is 500,000. Subsequent to December 31, 2002, there were 20,300 shares issued under the ESPP at a price of $37.05 related to the fourth quarter 2002 offering period.

10.	Earnings Per Share

At December 31, 2002, we had outstanding common shares totaling 83,960,897. We have granted options to purchase common shares to the directors and coworkers of the Company as discussed in Note 9. These options have a dilutive effect on the calculation of earnings per share. The following table is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations as required by SFAS 128 (in thousands, except per share amounts).

	Years Ended December 31,

	2002	2001	2000

Basic earnings per share:
Income available to common shareholders (numerator)	$185,249	$168,686	$162,269

Weighted-average common shares outstanding (denominator)	84,862	85,803	87,003

Basic earnings per share	$2.18	$1.97	$1.87

Diluted earnings per share:
Income available to common shareholders (numerator)	$185,249	$168,686	$162,269

Weighted-average common shares outstanding	84,862	85,803	87,003
Effect of dilutive securities:
Options on common stock	3,434	3,333	3,857

Total common shares and dilutive securities (denominator)	88,296	89,136	90,860

Diluted earnings per share	$2.10	$1.89	$1.79

Additional options to purchase common shares were outstanding during the year ended December 31, 2002 but were not included in the computation of diluted earnings per share because the exercise prices of these options were greater than the average market price of common shares during the respective periods. The following table summarizes the weighted-average number, and the weighted-average exercise price, of those options which were excluded from the calculation:

	Years Ended December 31,

	2002	2001

Weighted-average number of options (in 000’s)	920	59
Weighted-average exercise price	$55.69	$60.57

The options were all outstanding at December 31, 2002 and 2001, respectively.

11.	Profit Sharing and 401(k) Plan

We have a profit sharing plan that includes a salary reduction feature established under the Internal Revenue Code Section 401(k) covering substantially all employees. Company contributions to the profit sharing plan are made in cash and determined at the discretion of the Board of Directors. For the years ended December 31, 2002, 2001 and 2000, amounts charged to expense for this plan totaled $4,506,000, $3,060,000 and $3,600,000, respectively.

12.	Leasing Joint Venture

In April 1999, CDWCC, a wholly-owned subsidiary of the Company, and First Portland Corporation (“FIRSTCORP”), an unrelated third party leasing company, formed CDW-L, a joint venture that is 50 percent owned by each of CDWCC and FIRSTCORP. Subsequent to December 31, 2002, FIRSTCORP was acquired by IFC Credit Corporation. CDW-L provides captive leasing services to our customers. Under the terms of an operating agreement, FIRSTCORP provides leasing management services to CDW-L, with net earnings of the venture allocated 50% to us and 50% to FIRSTCORP. CDWCC and FIRSTCORP each contributed $600,000 to the capital of CDW-L, maintain equal operating control over CDW-L and have an equal number of seats on the Board of Managers of the joint venture. Effective May 1, 2002, we decided to stop originating new leases with this venture and began to refer customers to independent leasing sources, including FIRSTCORP and several manufacturer captive entities. The existing leases in CDW-L’s portfolio will be held until maturity, with the majority expiring prior to December 1, 2004.

At December 31, 2002, CDWCC has a $5.2 million net investment in and loan to CDW-L. Pursuant to a loan agreement between CDWCC and CDW-L, CDWCC had previously committed up to $10 million in loans to CDW-L. On September 5, 2002, CDWCC terminated its loan commitment. Repayment of the outstanding loans may be made through cash flow from operations after debt service on subordinated loans outstanding from financial institutions. At December 31, 2002, $4.0 million was outstanding under this loan agreement, $1.4 million of which is subordinated to loans from financial institutions. In 2000, CDW-L obtained a financing commitment for $25 million from a financial institution. This commitment was increased to $40 million in 2001, of which $12.2 million was outstanding and $27.8 million remained available at December 31, 2002. The financing commitment, collateralized by lease receivables, requires CDW-L to meet certain financial covenants and is without recourse to CDWCC or the Company. Under the terms of the financing agreements, CDW-L’s total loans outstanding are limited to a maximum of 90% of the present value of the lease payments receivable, discounted at the prime rate. At December 31, 2002, CDW-L’s total loans outstanding and related terms were:

CDW Leasing, L.L.C. Loans Outstanding and Related Terms
				Outstanding Balance as
			Interest Rate as of	of December 31,2002
Lender	Type of Instrument	Maturity	December 31, 2002	(in 000’s)

Financial institution	Term note	Various thru 04/29/04	4.87% - 8.86%	$12,200

CDWCC	Subordinated note	Payable on demand	6.382% (LIBOR + 5.0%)	1,400

CDWCC	Non-subordinated note	Payable on demand	3.582% (LIBOR + 2.2%)	2,600

Total				$16,200

At December 31, 2002, the present value of CDW-L’s borrowing base was $16.2 million and CDW-L was in compliance with all of the covenants under the agreement.

13.	Contingencies

As of December 31, 2002, the Company was not a party to any material legal proceedings.

14.	Segment Information

We are engaged in the sale of multi-brand computers and related technology products and services, primarily through direct marketing. We have two operating segments: corporate, which is primarily comprised of business customers, but also includes consumers, and public sector, which is comprised of federal, state and local government and educational institution customers. In accordance with Statement of Financial Accounting Standards No. 131, “Disclosure about Segments of an Enterprise and Related Information,” the internal organization that is used by management for making operating decisions and assessing performance is the source of our reportable segments.

The accounting policies of the segments are the same as those described in Note 2, “Summary of Significant Accounting Policies.” We allocate resources to and evaluate performance of our segments based on both sales and operating income. Our corporate segment provides purchasing, merchandising, accounting, information technology, marketing, distribution and fulfillment services to the public sector segment. Certain elements of gross margin and operating expenses are subject to intercompany service agreements which provide for, among other things, a mark-up on intercompany sales and allocation of indirect expenses such as occupancy, operations and other support, payroll, training and benefits. The table below presents information about our reportable segments:

	Year Ended December 31, 2002 (in 000’s)

	Corporate	Public Sector	Eliminations	Consolidated

External customer sales	$3,399,118	$865,461	$—	$4,264,579
Transfers between segments	823,086	—	(823,086)	—

Total net sales	$4,222,204	$865,461	$(823,086)	$4,264,579

Income from operations	$281,911	$16,267	$—	$298,178

Net interest income and other expense				8,019

Income before income taxes				$306,197

Total assets	$1,034,795	$64,348	$(3,479)	$1,095,664

	Year Ended December 31, 2001 (in 000’s)

	Corporate	Public Sector	Eliminations	Consolidated

External customer sales	$3,280,632	$680,913	$—	$3,961,545
Transfers between segments	619,819	—	(619,819)	—

Total net sales	$3,900,451	$680,913	$(619,819)	$3,961,545

Income from operations	$245,539	$22,659	$—	$268,198

Net interest income and other expense				11,778

Income before income taxes				$279,976

Total assets	$891,857	$74,753	$(29,581)	$937,029

	Year Ended December 31, 2000 (in 000’s)

	Corporate	Public Sector	Eliminations	Consolidated

External customer sales	$3,424,173	$418,279	$—	$3,842,452
Transfers between segments	382,469	—	(382,469)	—

Total net sales	$3,806,642	$418,279	$(382,469)	$3,842,452

Income from operations	$245,872	$13,736	$—	$259,608

Net interest income and other expense				9,049

Income before income taxes				$268,657

Total assets	$726,319	$41,930	$(19,812)	$748,437

Our assets are primarily managed as part of the corporate segment, including all inventory and the majority of all property and equipment. As a result, capital expenditures and related depreciation are immaterial for the public sector segment. The public sector segment assets consist principally of cash and cash equivalents and accounts receivable. Certain reclassifications of assets between segments were made during 2002, with no impact on total consolidated assets. Prior amounts have been reclassified to conform to this presentation.

Sales and operating expenses relating to our investment in CDW-L, accounted for under the equity method, are immaterial to us as a whole and are evaluated by management for making operating decisions and allocating resources as part of the corporate segment. The net equity earnings relating to our investment in CDW-L, accounted for under the equity method, were $347,900, $322,100 and $88,400 for the years ended December 31, 2002, 2001 and 2000, respectively. These amounts are included in selling and administrative expenses in the Consolidated Statements of Income.

No single customer accounted for more than 1.0% of net sales in fiscal years 2002, 2001 or 2000. Less than 1.0% of our revenues are comprised of sales to customers outside of the United States.

15.	Share Repurchase Programs

In January 2001, our Board of Directors authorized the purchase of up to 5,000,000 shares of our common stock. This repurchase program was completed during September 2002. Repurchased shares are held in treasury pending use for general corporate purposes, including issuances under various employee stock plans. Under this repurchase program, we purchased 2,307,500 shares of our common stock during the year ended December 31, 2002, at a total cost of $106.4 million (an average price of $46.11 per share). These repurchases included 384,376 shares repurchased on May 7, 2002, at a total cost of $19.0 million ($49.50 per share), from Daniel B. Kass, then an Executive Vice President and a Director of the Company. From January 2001 though September 2002, we purchased the 5,000,000 shares authorized to be repurchased at a total cost of $204.6 million (an average price of $40.92 per share).

In July 2002, our Board of Directors authorized a new share repurchase program of up to 2,500,000 shares of our common stock. These purchases may be made from time to time in both the open market and private transactions, as conditions warrant. This program will remain in effect through July 2004 unless earlier terminated by the Board or completed. Under this repurchase program, we purchased 508,376 shares of our common stock at a total cost of $21.9 million (an average price of $42.99 per share) during the year ended December 31, 2002.

16.	Public Offering of Common Shares

In August 2001, Michael P. Krasny, the Chairman Emeritus, principal shareholder and a Director of the Company; Gregory C. Zeman, a Director and then Vice Chairman of the Company; and Daniel B. Kass, then an Executive Vice President and a Director of the Company, sold 10,562,500 shares of common stock through a secondary public offering at a price of $40.00 per share. We did not receive any proceeds from the sale of their shares and the number of outstanding common shares was not impacted. The shares sold by Mr. Zeman and Mr. Kass were acquired from Mr. Krasny through the exercise of options previously granted to them pursuant to the MPK Stock Option Plan. The sale of shares by Mr. Zeman and Mr. Kass resulted in the realization by the Company in the year ended December 31, 2001 of an income tax benefit of approximately $43.5 million, of which approximately $600,000 was previously recorded to deferred taxes. The incremental tax benefit of $42.9 million was recorded as an increase to paid-in capital. Additionally, we recorded incremental payroll tax expense related to the option exercise of approximately $1.6 million, which reduced diluted earnings per share by approximately $0.01 per share.

In March 2002, Mr. Zeman sold 2,000,000 shares of common stock at a price of $48.00 per share. We did not receive any proceeds from the sale of shares and the number of outstanding common shares was not impacted. The shares sold by Mr. Zeman were acquired from Mr. Krasny through the exercise of options previously granted to Mr. Zeman pursuant to the MPK Stock Option Plan. The exercise of options by Mr. Zeman resulted in the realization by the Company of an income tax benefit of approximately $37.9 million in the first quarter of 2002, of which approximately $400,000 had been previously recorded to deferred taxes. We recorded the incremental tax benefit of $37.5 million as an increase to paid-in capital. In addition, we recorded incremental payroll tax expense related to the option exercise of approximately $1.4 million, which reduced diluted earnings per share by approximately $0.01 per share.

17.	Selected Quarterly Financial Data (Unaudited)

The following information is for the years ended December 31, 2002 and 2001 (in thousands, except per share data):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

December 31, 2002
Net sales	$1,002,836	$1,056,820	$1,150,970	$1,053,953
Gross profit	130,163	137,248	157,040	139,384
Income before income taxes	67,366	72,814	90,734	75,283
Net income	40,756	44,053	54,894	45,546
Earnings per share:
Basic	$0.47	$0.51	$0.65	$0.54
Diluted	$0.45	$0.49	$0.63	$0.52
December 31, 2001
Net sales	$987,245	$995,045	$991,065	$988,190
Gross profit	130,119	132,623	133,974	130,319
Income before income taxes	67,181	71,418	71,760	69,617
Net income	40,476	43,030	43,235	41,945
Earnings per share:
Basic	$0.47	$0.50	$0.50	$0.49
Diluted	$0.45	$0.48	$0.49	$0.47

REPORT OF INDEPENDENT ACCOUNTANTS

The Board of Directors
CDW Computer Centers, Inc.
Vernon Hills, Illinois:

Our audits of the consolidated financial statements of CDW Computer Centers, Inc. and Subsidiaries referred to in our report dated January 17, 2003 appearing on page F-2 of this Form 10-K also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Chicago, Illinois
January 17, 2003

S-1

CDW COMPUTER CENTERS, INC.
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

Years ended December 31, 2002, 2001 and 2000
(in thousands)

Column A	Column B	Column C		Column D		Column E

	Balance at	Charged to	Charged to			Balance at
	Beginning	Costs and	Other			End
Description	of Period	Expenses	Accounts	Deductions		of Period

Year ended December 31, 2002 Deducted in the balance sheet from the asset to which it applies:
Allowance for doubtful accounts	$9,500	$5,833	$—	$4,833	(a)	$10,500

Year ended December 31, 2001 Deducted in the balance sheet from the asset to which it applies:
Allowance for doubtful accounts	$7,000	$8,384	$—	$5,884	(a)	$9,500

Year ended December 31, 2000 Deducted in the balance sheet from the asset to which it applies:
Allowance for doubtful accounts	$4,300	$6,817	$—	$4,117	(a)	$7,000

Note:
 (a)  Uncollectible items written off, less recoveries of items previously written off.

S-2