Form 10-Q
period 2003-03-31
CDW COMPUTER CENTERS INC
filed 2003-05-15
CIK 899171

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number   0-21796

CDW Computer Centers, Inc.

(Exact name of registrant as specified in its charter)

Illinois (State or other jurisdiction of incorporation or organization)	36-3310735 (I.R.S. Employer Identification No.)

200 N. Milwaukee Ave. Vernon Hills, Illinois (Address of principal executive offices)	60061 (Zip Code)

(847) 465-6000
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act) Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of May 8, 2003, 90,104,853 common shares were issued and 83,753,677 were outstanding.

CDW COMPUTER CENTERS, INC.
INDEX

ii

Part I. Financial Information

Item 1. Financial Statements

CDW COMPUTER CENTERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31,	December 31,
	2003	2002

	(unaudited)
Assets

Current assets:
Cash and cash equivalents	$184,256	$157,140
Marketable securities	372,233	347,474
Accounts receivable, net of allowance for doubtful accounts of $10,500 and $10,500, respectively	334,985	333,084
Merchandise inventory	130,297	150,785
Miscellaneous receivables	14,312	14,084
Deferred income taxes	11,757	11,757
Prepaid expenses	3,150	4,212

Total current assets	1,050,990	1,018,536

Property and equipment, net	62,103	64,088
Investment in and advances to joint venture	4,063	5,176
Deferred income taxes and other assets	7,441	7,864

Total assets	$1,124,597	$1,095,664

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	$98,134	$102,786
Accrued expenses:
Compensation	28,247	33,057
Income taxes	24,100	17,945
Other	18,149	17,806

Total current liabilities	168,630	171,594

Shareholders’ equity:
Preferred shares, $1.00 par value; 5,000 shares authorized; none issued	—	—
Common shares, $.01 par value; 500,000 shares authorized; 90,020 and 89,669 shares issued, respectively	900	897
Paid-in capital	360,544	346,054
Retained earnings	848,954	806,548
Unearned compensation	(671)	(837)
Accumulated other comprehensive income	9	3

	1,209,736	1,152,665
Less cost of common shares in treasury; 6,302 shares and 5,708 shares, respectively	(253,769)	(228,595)

Total shareholders’ equity	955,967	924,070

Total liabilities and shareholders’ equity	$1,124,597	$1,095,664

The accompanying notes are an integral part of the consolidated financial statements.

CDW COMPUTER CENTERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,

	2003	2002

Net sales	$1,017,619	$1,002,836
Cost of sales	870,231	872,673

Gross profit	147,388	130,163

Selling and administrative expenses	68,311	64,236
Net advertising expense	10,625	733

Income from operations	68,452	65,194

Interest income	2,045	2,500
Other expense, net	(405)	(328)

Income before income taxes	70,092	67,366

Income tax provision	27,686	26,610

Net income	$42,406	$40,756

Earnings per share:
Basic	$0.51	$0.47

Diluted	$0.49	$0.45

Weighted-average number of common shares outstanding:
Basic	83,967	85,842

Diluted	86,542	89,750

The accompanying notes are an integral part of the consolidated financial statements.

CDW COMPUTER CENTERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(in thousands)
(unaudited)

							Accumulated
	Total						Other
	Shareholders'	Common	Paid-in	Retained	Unearned	Treasury	Comprehensive	Comprehensive
	Equity	Shares	Capital	Earnings	Compensation	Shares	Income	Income

Balance at December 31, 2002	$924,070	$897	$346,054	$806,548	$(837)	$(228,595)	$3
Amortization of unearned compensation	166	—	—	—	166	—	—
Exercise of stock options	5,391	3	5,388	—	—	—	—
Issuance of common stock in connection with Employee
Stock Purchase Plan	752	—	752	—	—	—	—
Tax benefit from stock option and restricted stock transactions	8,350	—	8,350	—	—	—	—
Purchase of treasury shares	(25,174)	—	—	—	—	(25,174)	—
Net income	42,406	—	—	42,406	—	—	—	$42,406
Net unrealized gains on marketable securities	6	—	—	—	—	—	6	6

Comprehensive income	—	—	—	—	—	—	—	$42,412

Balance at March 31, 2003	$955,967	$900	$360,544	$848,954	$(671)	$(253,769)	$9

The accompanying notes are an integral part of the consolidated financial statements.

CDW COMPUTER CENTERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,

	2003	2002

Cash flows from operating activities:

Net income	$42,406	$40,756

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation	3,892	4,213
Accretion of marketable securities	241	213
Stock-based compensation expense	166	303
Allowance for doubtful accounts	—	400
Deferred income taxes	882	1,296
Tax benefit from stock option and restricted stock transactions	8,350	52,651

Changes in assets and liabilities:
Accounts receivable	(1,901)	(27,736)
Miscellaneous receivables and other assets	(839)	(32,205)
Merchandise inventory	20,488	(18,561)
Prepaid expenses	1,062	109
Prepaid income taxes	—	(23,361)
Accounts payable (1)	(8,916)	15,396
Accrued compensation	(4,810)	(5,203)
Accrued income taxes and other expenses	6,498	(8,073)

Net cash provided by operating activities	67,519	198

Cash flows from investing activities:

Purchases of available-for-sale securities	(425,566)	(108,500)
Redemptions of available-for-sale securities	412,695	156,375
Purchases of held-to-maturity securities	(138,146)	(86,240)
Redemptions of held-to-maturity securities	126,023	8,745
Investment in and advances to joint venture	(35)	(6,369)
Repayment of advances from joint venture	1,300	6,500
Purchase of property and equipment	(1,907)	(1,874)

Net cash used in investing activities	(25,636)	(31,363)

Cash flows from financing activities:

Purchase of treasury shares (1)	(20,910)	(7,610)
Proceeds from exercise of stock options	5,391	7,163
Issuance of common stock in connection with Employee Stock Purchase Plan	752	—

Net cash used in financing activities	(14,767)	(447)

Net increase / (decrease) in cash	27,116	(31,612)

Cash and cash equivalents – beginning of period	157,140	145,977

Cash and cash equivalents – end of period	$184,256	$114,365

(1)	The Company acquired $4.3 million of treasury shares in March 2003 for which cash settlement occurred in April 2003. Accordingly, the Company has excluded this non-cash item from both “Purchase of treasury shares” and “Accounts payable” amounts presented above.

The accompanying notes are an integral part of the consolidated financial statements.

CDW COMPUTER CENTERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	Description of Business

CDW Computer Centers, Inc. (collectively with its subsidiaries, “CDW” or the “Company”) is the largest direct marketer of multi-brand computers and related technology products and services in the United States. Our primary business is conducted from a combined corporate office and distribution center located in Vernon Hills, Illinois, and sales offices in Mettawa and Chicago, Illinois, and Lansdowne, Virginia. Additionally, we market and sell products through CDW.com and CDWG.com, our Web sites.

We extend credit to corporate and public sector customers under certain circumstances based upon the financial strength of the customer. Such customers are typically granted net 30 day credit terms. Payment for the balance of our sales is made primarily through third party credit cards.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. Such principles were applied on a basis consistent with those reflected in the 2002 Annual Report on Form 10-K and documents incorporated therein as filed with the Securities and Exchange Commission. The accompanying financial data should be read in conjunction with the notes to consolidated financial statements contained in the 2002 Annual Report on Form 10-K and documents incorporated therein. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting solely of normal recurring accruals) necessary to present fairly our financial position as of March 31, 2003 and December 31, 2002, the results of operations for the three month periods ended March 31, 2003 and 2002, the cash flows for the three month periods ended March 31, 2003 and 2002, and the changes in shareholders’ equity for the three month period ended March 31, 2003. The unaudited condensed consolidated statements of income for such interim periods are not necessarily indicative of results for the full year.

Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make use of certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported periods. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates. See the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2002 for an additional discussion of the most significant accounting policies and estimates used in the preparation of our financial statements.

Stock-Based Compensation

At March 31, 2003, we had several stock-based employee compensation plans. In accordance with Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), we account for our stock-based compensation programs according to the provisions of

Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Accordingly, compensation expense is recognized to the extent of employee or director services rendered based on the intrinsic value of compensatory options or shares granted under the plans. The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation for the three months ended March 31, 2003 and 2002, respectively (in thousands, except per share amounts):

	Three Months Ended March 31,

	2003	2002

Net income, as reported	$42,406	$40,756

Add stock-based employee compensation expense included in reported net income, net of related tax effects	100	183

Deduct total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(6,213)	(6,781)

Pro forma net income	$36,293	$34,158

Basic earnings per share, as reported	$0.51	$0.47
Diluted earnings per share, as reported	$0.49	$0.45

Pro forma basic earnings per share	$0.43	$0.40
Pro forma diluted earnings per share	$0.42	$0.38

3.	Marketable Securities

The amortized cost and estimated fair values of our investments in marketable securities at March 31, 2003, were (in thousands):

		Gross
		Unrealized
		Holding
	Estimated			Amortized
Security Type	Fair Value	Gains	Losses	Cost

Available-for-sale:
Municipal bonds	$137,539	$9	$—	$137,530

Total available-for-sale	137,539	9	—	137,530

Held-to-maturity:
U.S. Government and Government agency securities	191,219	630	—	190,589
Corporate fixed income securities	44,111	6	—	44,105

Total held-to-maturity	235,330	636	—	234,694

Total marketable securities	$372,869	$645	$—	$372,224

Estimated fair values of marketable securities are based on quoted market prices. The amortized cost and estimated fair value of our investments in marketable securities at March 31, 2003, by contractual maturity, were (in thousands):

	Estimated	Amortized
	Fair Value	Cost

Due in one year or less	$234,132	$233,917
Due in greater than one year	138,737	138,307

Total investments in marketable securities	$372,869	$372,224

As of March 31, 2003, all of the marketable securities that are due in greater than one year have maturity dates prior to March 31, 2005.

The gross unrealized holding gains and losses on available-for-sale securities are recorded as accumulated other comprehensive income, which is reflected as a separate component of shareholders’ equity. The gross realized gains and losses on marketable securities that are included in other expense in the Condensed Consolidated Statements of Income are not material.

4.	Financing Arrangements

We have an aggregate $70 million available pursuant to two $35 million unsecured lines of credit with two financial institutions. One line of credit expires in June 2003, at which time we intend to renew the line, and the other does not have a fixed expiration date. Borrowings under the first credit facility bear interest at the prime rate less 2 1/2%, LIBOR plus 1/2% or the federal funds rate plus 1/2%, as determined by the Company. Borrowings under the second credit facility bear interest at the prime rate less 2 1/2%, LIBOR plus .45% or the federal funds rate plus .45%, as determined by the Company. At March 31, 2003, there were no borrowings under either of the credit facilities.

We have entered into security agreements with certain financial institutions (“Flooring Companies”) in order to facilitate the purchase of inventory from various suppliers under certain terms and conditions. The agreements allowed for a maximum credit line of $84 million collateralized by inventory purchases financed by the Flooring Companies. At March 31, 2003, all amounts owed the Flooring Companies were included in trade accounts payable.

5.	Earnings Per Share

At March 31, 2003, we had outstanding common shares totaling 83,717,769. We have granted options to purchase common shares to the directors and coworkers of CDW under several stock option plans. These options have a dilutive effect on the calculation of earnings per share. The following table is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations as required by Statement of Financial Accounting Standards No. 128, “Earnings Per Share” (in thousands, except per share amounts):

	Three Months Ended March 31,

	2003	2002

Basic earnings per share:
Income available to common shareholders (numerator)	$42,406	$40,756

Weighted-average common shares outstanding (denominator)	83,967	85,842

Basic earnings per share	$0.51	$0.47

Diluted earnings per share:
Income available to common shareholders (numerator)	$42,406	$40,756

Weighted-average common shares outstanding	83,967	85,842
Effect of dilutive securities:
Options on common stock	2,575	3,908

Total common shares and dilutive securities (denominator)	86,542	89,750

Diluted earnings per share	$0.49	$0.45

Additional options to purchase common shares were outstanding during the three months ended March 31, 2003, but were not included in the computation of diluted earnings per share because the exercise prices of these options were greater than the average market price of common shares during the respective periods. The following table summarizes the weighted-average number, and the weighted-average exercise price, of those options which were excluded from the calculation:

Three Months Ended
March 31, 2003

Weighted-average number of options (in 000’s)	1,782
Weighted-average exercise price	$42.05

The options were all outstanding at March 31, 2003.

6.	Share Repurchase Programs

In January 2001, our Board of Directors authorized the purchase of up to 5,000,000 shares of our common stock. From January 2001 through September 30, 2002, we purchased the 5,000,000 shares authorized to be repurchased at a total cost of $204.6 million (an average price of $40.92 per share).

In July 2002, our Board of Directors authorized a new share repurchase program of up to 2,500,000 shares of our common stock. These purchases may be made from time to time in both the open market and private transactions, as conditions warrant. This program will remain in effect through July 2004, unless earlier terminated by the Board or completed. Under this repurchase program, we purchased 594,100 shares of our common stock during the quarter ended March 31, 2003, at a total cost of $25.2 million (an average price of $42.37 per share). From July 2002 through March 31, 2003, we purchased 1,102,476 shares of our common stock under this program at a total cost of $47.0 million (an average price of $42.66 per share).

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

The accounting policies of the segments are the same as those described previously in the “Summary of Significant Accounting Policies.” We allocate resources to and evaluate performance of our segments based on both sales and operating income. Our corporate segment provides purchasing, merchandising, accounting, information technology, marketing, distribution and fulfillment services to the public sector segment. Certain elements of gross margin and operating expenses are subject to intercompany service agreements which provide for, among other things, a mark-up on intercompany sales and allocation of indirect expenses such as occupancy, operations and other support, payroll, training and benefits. The table below presents information about our reportable segments:

	Three Months Ended March 31, 2003 (in 000's)

	Corporate	Public Sector	Eliminations	Consolidated

External customer sales	$834,166	$183,453	$—	$1,017,619
Transfers between segments	174,933	—	(174,933)	—

Total net sales	$1,009,099	$183,453	$—	$68,452

Income from operations	$65,372	$3,080	$—	$68,452

Net interest income and other expense				1,640

Income before income taxes				$70,092

Total assets	$1,060,773	$66,388	$(2,564)	$1,124,597

	Three Months Ended March 31, 2002 (in 000's)

	Corporate	Public Sector	Eliminations	Consolidated

External customer sales	$844,655	$158,181	$—	$1,002,836
Transfers between segments	150,424	—	(150,424)	—

Total net sales	$995,079	$158,181	$(150,424)	$1,002,836

Income from operations	$62,397	$2,797	$—	$65,194

Net interest income and other expense				2,172

Income before income taxes				$67,366

Total assets	$982,490	$101,322	$(51,400)	$1,032,412

Our assets are primarily managed as part of the corporate segment, including all inventory and the majority of all property and equipment. As a result, capital expenditures and related depreciation are immaterial for the public sector segment. The public sector segment assets consist principally of cash and cash equivalents and accounts receivable. Certain reclassifications of assets between segments were made beginning in the second quarter of 2002, with no impact on total consolidated assets. As such, amounts from the first quarter of 2002 have been reclassified to conform to this presentation.

Sales and operating expenses relating to our investment in CDW Leasing, L.L.C. (“CDW-L”), accounted for under the equity method, are immaterial to the Company as a whole and are evaluated by management for making operating decisions and allocating resources as part of the corporate segment. The net equity earnings relating to our investment in CDW-L, accounted for under the equity method, were $152,186 and $143,648 for the three months ended March 31, 2003 and 2002, respectively. These amounts are included in selling and administrative expenses in the Condensed Consolidated Statements of Income.

No single customer accounted for more than 1% of net sales in the three month periods ended March 31, 2003 or 2002. Less than 1% of our revenues are comprised of sales to customers outside of the United States.

8.	Recently Issued or Newly Adopted Accounting Standards

Emerging Issues Task Force (“EITF”) Issue No. 02-16, “Accounting for Consideration Received from a Vendor by a Customer (Including a Reseller of the Vendor’s Products)” (“EITF 02-16”) became effective for the Company on January 1, 2003. EITF 02-16 requires that consideration received from vendors, such as advertising support funds, be accounted for as a reduction to cost of sales when recognized in the reseller’s income statement unless certain conditions are met showing that the funds are used for a specific program entirely funded by an individual vendor. If these specific requirements related to individual vendors are met, the consideration is accounted for as a reduction in the related expense category, such as advertising or selling and administrative expense. EITF 02-16 applies to all agreements modified or entered into on or after January 1, 2003. As a result of prospectively adopting EITF 02-16, we recorded $10.7 million of vendor consideration as a reduction of cost of sales in the first quarter of 2003. Adopting EITF 02-16 had no impact on our operating profit, as the $10.7 million of vendor consideration recorded as a reduction of cost of sales would previously have been recorded as a reduction of advertising expense ($10.5 million) and selling and administrative expense ($0.2 million).

On January 1, 2003, we adopted Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections.” Among other things, the statement updates, clarifies and simplifies existing accounting pronouncements relating to the extinguishment of debt. The adoption of this statement had no impact on our financial position or results of operations.

In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). The statement requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. This statement replaces previous accounting guidance provided by EITF Issue No. 94-3. SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002.

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

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB 51” (“FIN 46”). FIN 46 requires that the assets, liabilities and results of the activity of variable interest entities be consolidated into the financial statements of the company that has the controlling financial interest. FIN 46 also provides the framework for determining whether a variable interest entity should be consolidated based on voting interests or significant financial support provided to it. FIN 46 was effective for the Company on February 1, 2003 for variable interest entities created after January 31, 2003, and will be effective on July 1, 2003 for variable interest entities created prior to February 1, 2003. We do not expect the adoption of FIN 46 to have a material impact on our 2003 consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the notes thereto.

Overview

     We are the largest direct marketer of multi-brand computers and related technology products and services in the United States. Our primary business is conducted from a combined corporate office and distribution center located in Vernon Hills, Illinois, and sales offices in Mettawa and Chicago, Illinois, and Lansdowne, Virginia. Additionally, we market and sell products through CDW.com and CDWG.com, our Web sites.

     For financial reporting purposes, we have two operating segments: corporate, which is primarily comprised of business customers, but also includes consumers (which generated approximately 2% of total sales in the first quarter of 2003), and public sector, comprised of federal, state and local government and educational institution customers which are served by CDW Government, Inc. (“CDW-G”), a wholly-owned subsidiary.

     In Item 7 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations”) of our Annual Report on Form 10-K for the year ended December 31, 2002, which was filed with the Securities and Exchange Commission on March 28, 2003, we included a discussion of the most significant accounting policies and estimates used in the preparation of our financial statements. There has been no material change in the policies and estimates used by us in the preparation of our financial statements since the filing of our Annual Report.

Results Of Operations

     The following table sets forth for the periods indicated information derived from our consolidated statements of income expressed as a percentage of net sales:

	Percentage of Net Sales
Financial Results	Three Months Ended March 31,

	2003	2002

Net sales	100.0%	100.0%
Cost of sales	85.5	87.0

Gross profit	14.5	13.0
Selling and administrative expenses	6.7	6.4
Net advertising expense	1.1	0.1

Income from operations	6.7	6.5
Interest and other income/expense	0.2	0.2

Income before income taxes	6.9	6.7
Income tax provision	2.7	2.6

Net income	4.2%	4.1%

     The following table sets forth for the periods indicated a summary of certain of our consolidated operating statistics:

Operating Statistics	Three Months Ended March 31,

	2003	2002

Commercial customers served (1):
Current quarter	178,645	178,025
Trailing 12 months	360,131	361,346
% of sales to commercial customers	97.7%	96.7%
Number of invoices processed	1,284,849	1,248,653
Average invoice size	$850	$866
Direct web sales (000’s)	$232,140	$188,179
Sales force, end of period	1,374	1,311
Annualized inventory turnover	25	27
Accounts receivable — days sales outstanding	30	31

     (1)  Commercial customers are defined as public sector and corporate customers excluding consumers.

     The following table presents consolidated net sales dollars by product category as a percentage of total consolidated net sales dollars. Product lines are based upon internal product code classifications. Product mix for the three month period ended March 31, 2002 has been retroactively adjusted for certain changes in individual product categorization.

Analysis of Product Mix	Three Months Ended March 31,

	2003	2002

Notebook computers and accessories	11.9%	12.8%
Desktop computers and servers	13.2	13.6

Subtotal computer products	25.1	26.4
Software	16.1	16.9
Data storage devices	14.5	14.7
Printers	14.9	13.6
NetComm products	9.4	9.5
Video	9.1	8.5
Add-on boards/memory	4.2	4.6
Input devices	3.5	3.0
Other	3.2	2.8

Total	100.0%	100.0%

     The following table represents the change in year-over-year consolidated sales dollars by product categories for each of the periods indicated. Product lines are based upon internal product code classifications. The rates of change for the three month period ended March 31, 2002 have been retroactively adjusted for certain changes in individual product categorization.

Analysis of Product Category Growth	Three Months Ended March 31,

	2003	2002

Notebook computers and accessories	(5.8)%	(16.1)%
Desktop computers and servers	(2.1)	(1.8)

Total computer products	(3.9)	(9.3)
Software	(3.3)	9.9
Data storage devices	(0.1)	3.7
Printers	10.6	6.7
NetComm products	0.1	1.4
Video	7.6	6.8
Add-on boards/memory	(7.1)	(8.0)
Input devices	17.1	19.2
Other	17.2	15.0

Three Month Period Ended March 31, 2003 Compared to Three Month Period Ended March 31, 2002

     Net sales in the first quarter of 2003 increased 1.5% to $1.018 billion, compared to $1.003 billion in the first quarter of 2002. Corporate segment sales decreased 1.2% to $834.2 million in the first quarter of 2003 from $844.7 million in the first quarter of 2002, and comprised 82.0% of our total net sales for the quarter. The decline in corporate segment sales was driven by reduced sales to consumer customers along with the weak general economic conditions. Public sector segment sales increased 16.0% to $183.5 million in the first quarter of 2003 from $158.2 million in the first quarter of 2002, and comprised 18.0% of our total net sales for the quarter. The growth in our public sector segment was due in part to our focused sales and marketing efforts in the federal, state and local government and educational institution markets.

     The average selling price of our products decreased from the first quarter of 2002, however, the impact of this decrease was partially offset by increased unit sales. We believe there may be future decreases in pricing for technology products during the remainder of 2003, resulting in a lower average invoice size. Such decreases require us to generate more orders and sell more units in order to maintain or increase the level of sales.

     Gross profit increased to $147.4 million in the first quarter of 2003, compared to $130.2 million in the first quarter of 2002. As a percentage of net sales, gross profit was 14.5% in the first quarter of 2003, compared to 13.0% in the first quarter of 2002. The increase in the gross profit percentage was primarily due to the adoption of a new accounting pronouncement, Emerging Issues Task Force Issue No. 02-16, “Accounting for Consideration Received from a Vendor by a Customer (Including a Reseller of the Vendor’s Products)” (“EITF 02-16”).

     The income statement classification provisions of EITF 02-16 cover vendor consideration related to agreements entered into or modified after January 1, 2003. This pronouncement requires that consideration from vendors, such as advertising support funds, be accounted for as a reduction of cost of sales unless certain requirements are met showing that the funds are used for a specific program entirely funded by an individual vendor. If these specific requirements related to individual vendors are met, the consideration is accounted for as a reduction in the related expense category, such as advertising or selling and administrative expense. We provide numerous advertising programs to support vendors, including catalogs, television, radio, Internet, magazine and newspaper advertising for which we receive consideration. Some of these programs relate to multiple vendors, while others are performed on behalf of individual vendors for specific projects.

     As a consequence of adopting EITF 02-16, we recorded $10.7 million of vendor consideration as a reduction of cost of sales in the first quarter of 2003. Excluding the impact of EITF 02-16, and therefore on a non-GAAP basis, the gross profit margin would have been 13.4% in the first quarter of 2003 compared to 13.0% in the first quarter of 2002. This 40 basis point improvement was primarily due to an increase in products and services accounted for on either a net or commission basis. Such products and services include third party warranties, certain software licenses and insurance products, and certain telephony offerings. The non-GAAP gross profit margin is included in this discussion to provide a meaningful comparison to prior periods.

     As previously mentioned, EITF 02-16 only applies to agreements entered into or modified after January 1, 2003. Therefore, we may see a further increase in our gross profit margin next quarter as additional agreements become subject to the new accounting standard. The increase in gross profit margin would result from the reclassification of certain selling and administrative and advertising expenses to cost of goods sold, so there will continue to be no impact on operating income.

     The gross profit margin depends on various factors, including vendor inventory price protection and rebate programs, product mix, including third party services, pricing strategies, market conditions and other factors, any of which could result in a fluctuation of gross margins below recent experience.

     Selling and administrative expenses increased 6.3% in the first quarter of 2003, to $68.3 million, compared to $64.2 million in the first quarter of 2002. The increase resulted primarily from $4.8 million of increased payroll costs and $0.5 million of increased employee-related costs (which includes items such as profit sharing, incentive awards and insurance), partially offset by $1.6 million of lower payroll taxes resulting from stock option exercises. The increases in payroll and employee-related costs were partially due to an increase in our sales force to 1,374 at March 31, 2003 from 1,311 at March 31, 2002. Our sales force includes account managers as well as product category specialists who provide consultation in areas requiring technical or specialized product expertise such as networking, security, data storage and volume software licensing. Selling and administrative expenses increased to 6.7% of net sales in the quarter ended March 31, 2003, from 6.4% in the same period of 2002. Selling and administrative expenses may increase as a percentage of net sales due to investments in additional sales personnel.

     Net advertising expense increased to $10.6 million in the first quarter of 2003, compared to $0.7 million in the same period of 2002. This increase is primarily due to the adoption of EITF 02-16, which resulted in the reclassification of $10.5 million of vendor consideration to a reduction of cost of sales, which would previously have been recorded as a reduction of advertising expense. Gross advertising expense increased slightly, to $20.6 million in the first quarter of 2003, compared to $20.4 million in the first quarter of 2002, while remaining consistent at 2.0% of net sales in the first quarter of 2003 and 2002. Excluding the impact of EITF 02-16, and therefore on a non-GAAP basis, cooperative advertising reimbursements increased 4.1% to $20.5 million in the first quarter of 2003, compared to $19.7 million in the same period of 2002. This non-GAAP measurement is included to provide a meaningful comparison to prior periods.

     Consolidated operating income was $68.5 million in the first quarter of 2003, a 5.0% increase from $65.2 million in the first quarter of 2002. This increase was a result of an increase in gross profit, partially offset by higher selling and administrative expenses. The adoption of EITF 02-16 had no impact on our operating income, as the $10.7 million of vendor consideration recorded as a reduction of cost of sales would previously have been recorded as a reduction of advertising expense ($10.5 million) and selling and administrative expense ($0.2 million). Consolidated operating income as a percentage of net sales increased to 6.7% in the first quarter of 2003, compared to 6.5% in the same period of 2002. Corporate segment operating income was $65.4 million in the first quarter of 2003, a 4.8% increase from $62.4 million in the first quarter of 2002. The increase in corporate segment operating income was primarily due to improved gross margin. Public sector segment operating income was $3.1 million in the first quarter of 2003, a 10.1% increase from $2.8 million in the first quarter of 2002. The increase in public sector segment operating income was primarily due to increased sales.

     Interest income, net of other expenses, decreased to $1.6 million in the first quarter of 2003, compared to $2.2 million in the first quarter of 2002, as higher levels of cash available for investing were offset by decreases in the rates of interest earned. The higher levels of cash were due to cash flows from operations, primarily net income and a reduction of inventory levels.

     The effective income tax rate, expressed as a percentage of income before income taxes, was 39.5% in the first quarter of 2003 and 2002.

     Net income in the first quarter of 2003 was $42.4 million, a 4.1% increase from $40.8 million in the first quarter of 2002. Diluted earnings per share were $0.49 in the first quarter of 2003, an increase of 8.9% from $0.45 in the first quarter of 2002.

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

Liquidity and Capital Resources

Working Capital

     We have historically financed our operations and capital expenditures primarily through cash flows from operations. At March 31, 2003, we had cash, cash equivalents and marketable securities of $556.5 million and working capital of $882.4 million, representing an increase of $51.9 million in cash, cash equivalents and marketable securities and an increase of $35.4 million in working capital from December 31, 2002. The increase in working capital was mainly a result of increases in cash, cash equivalents and marketable securities, partially offset by a decrease in merchandise inventory.

     We have an aggregate $70 million available pursuant to two $35 million unsecured lines of credit with two financial institutions. One line of credit expires in June 2003, at which time we intend to renew the line, and the other does not have a fixed expiration date. Borrowings under the first credit facility bear interest at the prime rate less 2 1/2%, LIBOR plus 1/2% or the federal funds rate plus 1/2%, as determined by the Company. Borrowings under the second credit facility bear interest at the prime rate less 2 1/2%, LIBOR plus .45% or the federal funds rate plus .45%, as determined by the Company. At March 31, 2003, there were no borrowings under either of the credit facilities.

     We have entered into security agreements with certain financial institutions (“Flooring Companies”) in order to facilitate the purchase of inventory from various suppliers under certain terms and conditions. The agreements allowed for a maximum credit line of $84 million collateralized by inventory purchases financed by the Flooring Companies. At March 31, 2003, all amounts owed the Flooring Companies were included in trade accounts payable.

     In January 2001, our Board of Directors authorized the purchase of up to 5,000,000 shares of our common stock. From January 2001 through September 30, 2002, we purchased the 5,000,000 shares authorized to be repurchased at a total cost of $204.6 million (an average price of $40.92 per share).

     In July 2002, our Board of Directors authorized the purchase of up to 2,500,000 shares of our common stock. These purchases may be made from time to time in both the open market and private transactions, as conditions warrant. This program will remain in effect through July 2004 unless earlier terminated by the Board or completed. Under this repurchase program, we purchased 594,100 shares of our common stock during the quarter ended March 31, 2003, at a total cost of $25.2 million (an average price of $42.37 per share). From July 2002 through March 2003, we purchased 1,102,476 shares of our common stock under this program at a total cost of $47.0 million (an average price of $42.66 per share).

     Repurchased shares are held in treasury pending use for general corporate purposes, including issuances under various employee stock plans.

     Our current and anticipated uses of our cash, cash equivalents and marketable securities are to fund growth in working capital and capital expenditures necessary to support future growth in sales, our stock buyback program and possible expansion through acquisitions. We believe that the funds held in cash, cash equivalents and marketable securities, and funds available under the credit facilities, will be sufficient to fund our working capital and cash requirements at least through March 31, 2004.

Cash Flows for the Three Month Period Ended March 31, 2003

     Net cash provided by operating activities was $67.5 million in the first quarter of 2003. The primary factors that affected our cash flow from operations were net income and changes in merchandise inventory. Merchandise inventory decreased from $150.8 million at December 31, 2002 to $130.3 million at March 31, 2003. Annualized inventory turnover was 25 for the quarter ended March 31, 2003, compared with the 26 turns for the quarter ended December 31, 2002.

     Net cash used in investing activities for the three month period ended March 31, 2003 was $25.6 million, including $25.0 million for investments in marketable securities and $1.9 million for capital expenditures. At March 31, 2003, we had a $4.1 million net investment in and loan to CDW-L, a joint venture between CDW Capital Corporation (“CDWCC”), a wholly-owned subsidiary of the Company, and First Portland Corporation (“FIRSTCORP”), an unrelated third party leasing company. During the first quarter of 2003, FIRSTCORP was acquired by IFC Credit Corporation. We use the equity method to account for our investment in CDW-L. Effective May 1, 2002, we decided to stop originating new leases with this venture and began to refer customers to independent leasing sources, including FIRSTCORP and several manufacturer captive entities. The existing leases in CDW-L’s portfolio will be held until maturity, with the majority expiring prior to December 31, 2004. Pursuant to a loan agreement between CDWCC and CDW-L, CDWCC had previously committed up to $10 million in loans to CDW-L. On September 5, 2002, CDWCC terminated its loan commitment. Repayment of the outstanding loans may be made through cash flow from operations after debt service on subordinated loans outstanding from financial institutions. At March 31, 2003, $2.7 million was outstanding under this loan agreement, $0.3 million of which is subordinated to loans from financial institutions.

     Net cash used in financing activities for the three month period ended March 31, 2003 was $14.8 million. This includes the repurchase of 491,000 shares of our common stock at a total cost of $20.9 million, excluding 103,100 shares at a total cost of $4.3 million acquired during March 2003 for which cash settlement did not occur until April 2003. The share repurchase was partially offset by proceeds of $5.4 million from the exercise of stock options under our various stock option plans and $0.8 million from the issuance of common stock in connection with the Employee Stock Purchase Plan.

Recently Issued or Newly Adopted Accounting Standards

     Emerging Issues Task Force (“EITF”) Issue No. 02-16, “Accounting for Consideration Received from a Vendor by a Customer (Including a Reseller of the Vendor’s Products)” (“EITF 02-16”) became effective for the Company on January 1, 2003. EITF 02-16 requires that consideration received from vendors, such as advertising support funds, be accounted for as a reduction to cost of sales when recognized in the reseller’s income statement unless certain conditions are met showing that the funds are used for a specific program entirely funded by an individual vendor. If these specific requirements related to individual vendors are met, the consideration is accounted for as a reduction in the related expense category, such as advertising or selling and administrative expense. EITF 02-16 applies to all agreements modified or entered into on or after January 1, 2003. As a result of prospectively adopting EITF 02-16, we recorded $10.7 million of vendor consideration as a reduction of cost of sales in the first quarter of 2003. Adopting EITF 02-16 had no impact on our operating profit, as the $10.7 million of vendor consideration recorded as a reduction of cost of sales would previously have been recorded as a reduction of advertising expense ($10.5 million) and selling and administrative expense ($0.2 million).

     On January 1, 2003, we adopted Financial Accounting Standards Board (“FASB”) Statement of Financial

Accounting Standards No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections.” Among other things, the statement updates, clarifies and simplifies existing accounting pronouncements relating to the extinguishment of debt. The adoption of this statement had no impact on our financial position or results of operations.

     In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). The statement requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. This statement replaces previous accounting guidance provided by EITF Issue No. 94-3. SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002.

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

     In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB 51” (“FIN 46”). FIN 46 requires that the assets, liabilities and results of the activity of variable interest entities be consolidated into the financial statements of the company that has the controlling financial interest. FIN 46 also provides the framework for determining whether a variable interest entity should be consolidated based on voting interests or significant financial support provided to it. FIN 46 was effective for the Company on February 1, 2003 for variable interest entities created after January 31, 2003, and will be effective on July 1, 2003 for variable interest entities created prior to February 1, 2003. We do not expect the adoption of FIN 46 to have a material impact on our 2003 consolidated financial statements.

     Any statements in this report that are forward-looking (that is, not historical in nature) are made pursuant to the safe harbor provisions of The Private Securities Litigation Reform Act of 1995. Such forward-looking statements include, for example, statements concerning the Company’s sales, gross profit as a percentage of sales, advertising expense and cooperative advertising reimbursements. In addition, words such as “likely,” “may,” “would,” “could,” “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” and similar expressions, may identify forward-looking statements in this report. Forward-looking statements in this report are based on the Company’s beliefs and expectations as of the date of this report and are subject to risks and uncertainties, including those described below, which may have a significant impact on the Company’s business, operating results or financial condition. Investors are cautioned that these forward-looking statements are inherently uncertain. Should one or more of the risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described herein. The following factors, among others, may have an impact on the accuracy of the forward-looking statements contained in this report: the continued acceptance of the Company’s distribution channel by vendors and customers, the timely availability and acceptance of new products, continuation of key vendor relationships and support programs, the continuing development, maintenance and operation of the Company’s I.T. systems, changes and uncertainties in economic conditions that could affect the rate of I.T. spending by the Company’s customers, changes in pricing by our vendors, the ability of the Company to hire and retain qualified account managers and any additional factors described from time to time in the Company’s filings with the Securities and Exchange Commission. These among other factors are discussed in further detail in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, which was filed with the Securities and Exchange Commission on March 28, 2003, and which discussion is incorporated by reference herein.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     There has been no material change from the information provided in Item 7a of the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

Item 4. Controls and Procedures

(a)	Evaluation of disclosure controls and procedures: The Company’s Chief Executive Officer and its Chief Financial Officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15-d-14(c)) as of a date within 90 days of filing date of this quarterly report (the “Evaluation Date”), have concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company would be made known to them by others within the Company, particularly during the period in which this quarterly report was being prepared.

(b)	Changes in internal controls: There were no significant changes in the Company’s internal controls or in other factors that could significantly affect the Company’s internal controls and procedures subsequent to the Evaluation Date, nor any significant deficiencies or material weaknesses in such internal controls and procedures requiring corrective actions. As a result, no corrective actions were taken.

Part II. Other Information

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits:

99.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350

99.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C 1350

(b)	Reports on Form 8-K:

There were no reports on Form 8-K filed for the three month period ended March 31, 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CDW COMPUTER CENTERS, INC.

Date: May 15, 2003	/s/ Barbara A. Klein

	By:	Barbara A. Klein Senior Vice President and Chief Financial Officer (Duly authorized officer and principal financial officer)

CERTIFICATIONS

I, John A. Edwardson, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of CDW Computer Centers, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ John A. Edwardson

John A. Edwardson Chairman and Chief Executive Officer CDW Computer Centers, Inc. May 15, 2003

I, Barbara A. Klein, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of CDW Computer Centers, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Barbara A. Klein

Barbara A. Klein Senior Vice President and Chief Financial Officer CDW Computer Centers, Inc. May 15, 2003