Form 10-Q
period 2003-06-30
CDW CORP
filed 2003-08-13
CIK 899171

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number   0-21796

CDW Corporation

(Exact name of registrant as specified in its charter)

Illinois	36-3310735
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

200 N. Milwaukee Ave	60061
Vernon Hills, Illinois	(Zip Code)
(Address of principal executive offices)

(847) 465-6000
(Registrant’s telephone number, including area code)

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

As of August 8, 2003, 90,297,473 common shares were issued and 82,736,673 were outstanding.

CDW CORPORATION AND SUBSIDIARIES
INDEX

Part I.  Financial Information
Item 1.  Financial Statements

CDW CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 30,	December 31,
	2003	2002

	(unaudited)
Assets

Current assets:
Cash and cash equivalents	$223,371	$157,140
Marketable securities	329,777	347,474
Accounts receivable, net of allowance for doubtful accounts of $9,500 and $10,500, respectively	355,150	333,084
Merchandise inventory	147,511	150,785
Prepaid income taxes	1,996	—
Miscellaneous receivables	18,862	14,084
Deferred income taxes	11,757	11,757
Prepaid expenses	2,649	4,212

Total current assets	1,091,073	1,018,536

Property and equipment, net	62,193	64,088
Investment in and advances to joint venture	3,240	5,176
Deferred income taxes and other assets	7,515	7,864

Total assets	$1,164,021	$1,095,664

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	$141,478	$102,786
Accrued expenses:
Compensation	28,795	33,057
Income taxes	—	17,945
Other	21,810	17,806

Total current liabilities	192,083	171,594

Shareholders’ equity:
Preferred shares, $1.00 par value; 5,000 shares authorized; none issued	—	—
Common shares, $.01 par value; 500,000 shares authorized; 90,218 and 89,669 shares issued, respectively	902	897
Paid-in capital	383,552	346,054
Retained earnings	892,576	806,548
Unearned compensation	(538)	(837)
Accumulated other comprehensive income	14	3

	1,276,506	1,152,665
Less cost of common shares in treasury; 7,553 shares and 5,708 shares, respectively	(304,568)	(228,595)

Total shareholders’ equity	971,938	924,070

Total liabilities and shareholders’ equity	$1,164,021	$1,095,664

     The accompanying notes are an integral part of the consolidated financial statements.

CDW CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

Net sales	$1,075,296	$1,056,820	$2,092,915	$2,059,656
Cost of sales	918,838	919,572	1,789,069	1,792,245

Gross profit	156,458	137,248	303,846	267,411

Selling and administrative expenses	68,760	64,974	137,071	129,210
Net advertising expense	17,213	1,580	27,838	2,313

Income from operations	70,485	70,694	138,937	135,888

Interest income	2,053	2,551	4,098	5,051
Other expense, net	(435)	(431)	(840)	(759)

Income before income taxes	72,103	72,814	142,195	140,180

Income tax provision	28,481	28,761	56,167	55,371

Net income	$43,622	$44,053	$86,028	$84,809

Earnings per share:
Basic	$0.52	$0.51	$1.03	$0.99

Diluted	$0.51	$0.49	$1.00	$0.95

Weighted-average number of common shares outstanding:
Basic	83,354	85,624	83,659	85,733

Diluted	85,699	89,127	86,120	89,445

     The accompanying notes are an integral part of the consolidated financial statements.

CDW CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(in thousands)
(unaudited)

							Accumulated
	Total						Other
	Shareholders'	Common	Paid-in	Retained	Unearned	Treasury	Comprehensive	Comprehensive
	Equity	Shares	Capital	Earnings	Compensation	Shares	Income	Income

Balance at December 31, 2002	$924,070	$897	$346,054	$806,548	$(837)	$(228,595)	$3
Amortization of unearned compensation	299	—	—	—	299	—	—
Exercise of stock options	8,482	5	8,477	—	—	—	—
Issuance of common stock in connection with Employee Stock Purchase Plan	1,543	—	1,543	—	—	—	—
Tax benefit from stock option and restricted stock transactions	27,478	—	27,478	—	—	—	—
Purchase of treasury shares	(75,973)	—	—	—	—	(75,973)	—
Net income	86,028	—	—	86,028	—	—	—	$86,028
Net unrealized gains on marketable securities	11	—	—	—	—	—	11	11

Comprehensive income	—	—	—	—	—	—	—	$86,039

Balance at June 30, 2003	$971,938	$902	$383,552	$892,576	$(538)	$(304,568)	$14

The accompanying notes are an integral part of the consolidated financial statements.

CDW CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,

	2003	2002

Cash flows from operating activities:

Net income	$86,028	$84,809

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation	7,527	8,220
Accretion of marketable securities	499	364
Stock-based compensation expense	299	557
Allowance for doubtful accounts	(1,000)	700
Deferred income taxes	1,131	1,383
Tax benefit from stock option and restricted stock transactions	27,478	61,216

Changes in assets and liabilities:
Accounts receivable	(21,066)	(38,504)
Miscellaneous receivables and other assets	(5,861)	(4,617)
Merchandise inventory	3,274	(34,166)
Prepaid expenses	1,563	488
Prepaid income taxes	(1,996)	(3,251)
Accounts payable	38,692	31,906
Accrued compensation	(4,262)	137
Accrued income taxes and other expenses	(13,941)	(5,916)

Net cash provided by operating activities	118,365	103,326

Cash flows from investing activities:

Purchases of available-for-sale securities	(1,239,286)	(661,323)
Redemptions of available-for-sale securities	1,221,230	728,200
Purchases of held-to-maturity securities	(253,268)	(141,749)
Redemptions of held-to-maturity securities	288,533	36,815
Investment in and advances to joint venture	(63)	(8,856)
Repayment of advances from joint venture	2,300	8,450
Purchase of property and equipment	(5,632)	(4,015)

Net cash provided by (used in) investing activities	13,814	(42,478)

Cash flows from financing activities:

Purchase of treasury shares	(75,973)	(80,411)
Proceeds from exercise of stock options	8,482	8,410
Issuance of common stock in connection with Employee Stock Purchase Plan	1,543	—

Net cash used in financing activities	(65,948)	(72,001)

Net increase / (decrease) in cash	66,231	(11,153)

Cash and cash equivalents — beginning of period	157,140	145,977

Cash and cash equivalents — end of period	$223,371	$134,824

     The accompanying notes are an integral part of the consolidated financial statements.

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	Description of Business

CDW Corporation (collectively with its subsidiaries, “CDW” or the “Company”) is the largest direct marketer of multi-brand computers and related technology products and services in the United States. In May 2003, our shareholders approved changing the name of the Company to CDW Corporation from CDW Computer Centers, Inc. The name change became effective on June 18, 2003. Our primary business is conducted from a combined corporate office and distribution center located in Vernon Hills, Illinois, and sales offices in Mettawa and Chicago, Illinois, and Lansdowne, Virginia. Additionally, we market and sell products through CDW.com and CDWG.com, our Web sites.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. Such principles were applied on a basis consistent with those reflected in our 2002 Annual Report on Form 10-K and documents incorporated therein as filed with the Securities and Exchange Commission. The accompanying financial data should be read in conjunction with the notes to consolidated financial statements contained in our 2002 Annual Report on Form 10-K and documents incorporated therein. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting solely of normal recurring accruals) necessary to present fairly our financial position as of June 30, 2003 and December 31, 2002, the results of operations for the three and six month periods ended June 30, 2003 and 2002, the cash flows for the six month periods ended June 30, 2003 and 2002, and the changes in shareholders’ equity for the six month period ended June 30, 2003. The unaudited condensed consolidated statements of income for such interim periods are not necessarily indicative of results for the full year.

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

Stock-Based Compensation

At June 30, 2003, we had several stock-based employee compensation plans. In accordance with Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”),

we account for our stock-based compensation programs according to the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Accordingly, compensation expense is recognized to the extent of employee or director services rendered based on the intrinsic value of compensatory options or shares granted under the plans. The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation for the three and six month periods ended June 30, 2003 and 2002 (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

Net income, as reported	$43,622	$44,053	$86,028	$84,809

Add stock-based employee compensation expense included in reported net income, net of related tax effects	81	154	181	337

Deduct total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(6,167)	(6,366)	(12,380)	(13,147)

Pro forma net income	$37,536	$37,841	$73,829	$71,999

Basic earnings per share, as reported	$0.52	$0.51	$1.03	$0.99
Diluted earnings per share, as reported	$0.51	$0.49	$1.00	$0.95

Pro forma basic earnings per share	$0.45	$0.44	$0.88	$0.84
Pro forma diluted earnings per share	$0.44	$0.42	$0.86	$0.80

3.	Marketable Securities

The amortized cost and estimated fair values of our investments in marketable securities at June 30, 2003, were (in thousands):

		Gross
		Unrealized
		Holding
	Estimated			Amortized
Security Type	Fair Value	Gains	Losses	Cost

Available-for-sale:
Municipal bonds	$142,712	$14	$—	$142,698

Total available-for-sale	142,712	14	—	142,698

Held-to-maturity:
U.S. Government and Government agency securities	152,310	536	—	151,774
Corporate fixed income securities	35,291	—	—	35,291

Total held-to-maturity	187,601	536	—	187,065

Total marketable securities	$330,313	$550	$—	$329,763

Estimated fair values of marketable securities are based on quoted market prices. The amortized cost and estimated fair value of our investments in marketable securities at June 30, 2003, by contractual maturity, were (in thousands):

	Estimated	Amortized
	Fair Value	Cost

Due in one year or less	$215,456	$215,222
Due in greater than one year	114,857	114,541

Total investments in marketable securities	$330,313	$329,763

As of June 30, 2003, all of the marketable securities that are due in greater than one year have maturity dates prior to June 17, 2005.

The gross unrealized holding gains and losses on available-for-sale securities are recorded as accumulated other comprehensive income, which is reflected as a separate component of shareholders’ equity. The gross realized gains and losses on marketable securities that are included in other expense in the Condensed Consolidated Statements of Income are not material.

4.	Financing Arrangements

We have an aggregate $70 million available pursuant to two $35 million unsecured lines of credit with two financial institutions. One line of credit expires in June 2004, at which time we intend to renew the line, and the other does not have a fixed expiration date. Borrowings under the first credit facility bear interest at the prime rate less 2 1/2%, LIBOR plus 1/2% or the federal funds rate plus 1/2%, as determined by the Company. Borrowings under the second credit facility bear interest at the prime rate less 2 1/2%, LIBOR plus .45% or the federal funds rate plus .45%, as determined by the Company. At June 30, 2003, there were no borrowings under either of the credit facilities.

We have entered into security agreements with certain financial institutions (“Flooring Companies”) in order to facilitate the purchase of inventory from various suppliers under certain terms and conditions. The agreements allowed for a maximum credit line of $64 million collateralized by inventory purchases financed by the Flooring Companies. At June 30, 2003, all amounts owed the Flooring Companies were included in trade accounts payable.

5.	Earnings Per Share

At June 30, 2003, we had outstanding common shares totaling 82,665,072. We have granted options to purchase common shares to the directors and coworkers of CDW under several stock option plans. These options have a dilutive effect on the calculation of earnings per share. The following table is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations as required by Statement of Financial Accounting Standards No. 128, “Earnings Per Share” (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Basic earnings per share:
Income available to common shareholders (numerator)	$43,622	$44,053	$86,028	$84,809

Weighted-average common shares outstanding (denominator)	83,354	85,624	83,659	85,733

Basic earnings per share	$0.52	$0.51	$1.03	$0.99
Diluted earnings per share:
Income available to common shareholders (numerator)	$43,622	$44,053	$86,028	$84,809

Weighted-average common shares outstanding	83,354	85,624	83,659	85,733
Effect of dilutive securities:
Options on common stock	2,345	3,503	2,461	3,712

Total common shares and dilutive securities (denominator)	85,699	89,127	86,120	89,445

Diluted earnings per share	$0.51	$0.49	$1.00	$0.95

Additional options to purchase common shares were outstanding during the three and six month periods ended June 30, 2003, but were not included in the computation of diluted earnings per share because the exercise prices of these options were greater than the average market price of common shares during the respective periods. The following table summarizes the weighted-average number, and the weighted-average exercise price, of those options which were excluded from the calculation:

	Three Months Ended	Six Months Ended
	June 30, 2003	June 30, 2003

Weighted-average number of options (in 000’s)	2,126	1,943
Weighted-average exercise price	$49.71	$50.24

The options were all outstanding at June 30, 2003.

6.	Share Repurchase Programs

In January 2001, our Board of Directors authorized the purchase of up to 5,000,000 shares of our common stock. From January 2001 through September 30, 2002, we purchased the 5,000,000 shares authorized to be repurchased at a total cost of $204.6 million (an average price of $40.92 per share).

In July 2002, our Board of Directors authorized another share repurchase program of up to 2,500,000 shares of our common stock. These purchases may be made from time to time in both the open market and private transactions, as conditions warrant. This program will remain in effect through July 2004, unless earlier terminated by the Board or completed. Under this repurchase program, we purchased 1,845,024 shares of our common stock during the six month period ended June 30, 2003, at a total cost of $76.0 million (an average price of $41.18 per share). From July 2002 through June 30, 2003, we purchased 2,353,400 shares of our common stock under this program at a total cost of $97.8 million (an average price of $41.57 per share).

In July 2003, our Board of Directors authorized a new share repurchase program, as described in Note 9.

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

	Three Months Ended June 30, 2003 (in 000's)

	Corporate	Public Sector	Eliminations	Consolidated

External customer sales	$817,607	$257,689	$—	$1,075,296
Transfers between segments	244,222	—	(244,222)	—

Total net sales	$1,061,829	$257,689	$(244,222)	$1,075,296

Income from operations	$63,735	$6,750	$—	$70,485

Net interest income and other expense				1,618

Income before income taxes				$72,103

Total assets	$1,097,599	$95,625	$(29,203)	$1,164,021

	Three Months Ended June 30, 2002 (in 000's)

	Corporate	Public Sector	Eliminations	Consolidated

External customer sales	$839,539	$217,281	$—	$1,056,820
Transfers between segments	210,634	—	(210,634)	—

Total net sales	$1,050,173	$217,281	$(210,634)	$1,056,820

Income from operations	$66,550	$4,144	$—	$70,694

Net interest income and other expense				2,120

Income before income taxes				$72,814

Total assets	$986,182	$121,054	$(69,499)	$1,037,737

	Six Months Ended June 30, 2003 (in 000's)

	Corporate	Public Sector	Eliminations	Consolidated

External customer sales	$1,651,773	$441,142	$—	$2,092,915
Transfers between segments	419,155	—	(419,155)	—

Total net sales	$2,070,928	$441,142	$(419,155)	$2,092,915

Income from operations	$129,106	$9,831	$—	$138,937

Net interest income and other expense				3,258

Income before income taxes				$142,195

Total assets	$1,097,599	$95,625	$(29,203)	$1,164,021

	Six Months Ended June 30, 2002 (in 000's)

	Corporate	Public Sector	Eliminations	Consolidated

External customer sales	$1,684,194	$375,462	$—	$2,059,656
Transfers between segments	361,058	—	(361,058)	—

Total net sales	$2,045,252	$375,462	$(361,058)	$2,059,656

Income from operations	$128,947	$6,941	$—	$135,888

Net interest income and other expense				4,292

Income before income taxes				$140,180

Total assets	$986,182	$121,054	$(69,499)	$1,037,737

Our assets are primarily managed as part of the corporate segment, including all inventory and the majority of all property and equipment. As a result, capital expenditures and related depreciation are immaterial for the public sector segment. The public sector segment assets consist principally of cash and cash equivalents and accounts receivable.

One public sector customer accounted for approximately 1.4% of net sales during the three month period ended June 30, 2003 and for approximately 1.2% of net sales in the same period of 2002. No single customer accounted for more than 1% of net sales in the six month periods ended June 30, 2003 or 2002. Less than 1% of our revenues are comprised of sales to customers outside the United States.

Sales and operating expenses relating to our investment in CDW Leasing, L.L.C. (“CDW-L”), accounted for under the equity method, are immaterial to the Company as a whole and are evaluated by management for making operating decisions and allocating resources as part of the corporate segment. The net equity earnings relating to our investment in CDW-L, accounted for under the equity method, were $148,985 and $126,825 for the three month periods ended June 30, 2003 and 2002, respectively and $301,171 and $270,474 for the six month periods ended June 30, 2003 and 2002, respectively. These amounts are included in selling and administrative expenses in the Condensed Consolidated Statements of Income.

8.	Recently Issued or Newly Adopted Accounting Standards

Emerging Issues Task Force (“EITF”) Issue No. 02-16, “Accounting for Consideration Received from a Vendor by a Customer (Including a Reseller of the Vendor’s Products)” (“EITF 02-16”) became effective for the Company on January 1, 2003. EITF 02-16 requires that consideration received from vendors, such as advertising support funds, be accounted for as a reduction to cost of sales when recognized in the reseller’s income statement unless certain conditions are met showing that the funds are used for a specific program entirely funded by an individual vendor. If these specific requirements related to individual vendors are met, the consideration is accounted for as a reduction in the related expense category, such as advertising or selling and administrative expense. EITF 02-16 applies to all agreements modified or entered into on or after January 1, 2003. As a result of prospectively adopting EITF 02-16, we recorded $17.3 million and $28.0 million of vendor consideration as a reduction of cost of sales in the three and six month periods ended June 30, 2003, respectively. Adopting EITF 02-16 had no impact on our operating profit, as the vendor consideration recorded as a reduction of cost of sales would previously have been recorded as a reduction of advertising expense and selling and administrative expense.

In November 2002, the EITF published Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”), which addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. EITF 00-21 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. EITF 00-21 is effective for the Company for revenue arrangements entered into beginning July 1, 2003. We do not expect the adoption of EITF 00-21 to have a material impact on our 2003 consolidated financial statements.

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB 51” (“FIN 46”). FIN 46 requires that the assets, liabilities and results of the activity of variable interest entities be consolidated into the financial statements of the company that has the controlling financial interest. FIN 46 also provides the framework for determining whether a variable interest entity should be consolidated based on voting interests or significant financial support provided to it. FIN 46 was effective for the Company on February 1, 2003 for variable interest entities created after January 31, 2003, and is effective on July 1, 2003 for variable interest entities created prior to February 1, 2003. We do not expect the adoption of FIN 46 to have a material impact on our 2003 consolidated financial statements.

9.	Subsequent Events

On July 23, 2003, our Board of Directors declared an annual cash dividend to shareholders. The initial dividend of $0.30 per share will be paid on September 26, 2003 to shareholders of record on September 12, 2003. In future years, we plan to announce a dividend following the annual shareholders meeting, typically held in May.

In addition, our Board of Directors authorized a new share repurchase program of up to 2.5 million shares of our common stock. These purchases may be made from time to time in both open market and private transactions, as conditions warrant. The new repurchase program is expected to remain in effect through July 2005, unless earlier terminated by the Board or completed. We intend to hold the repurchased shares in treasury for general corporate purposes, including issuances under various employee stock plans.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the notes thereto.

Overview

     We are the largest direct marketer of multi-brand computers and related technology products and services in the United States. In May 2003, our shareholders approved changing the name of the Company to CDW Corporation from CDW Computer Centers, Inc. The name change became effective on June 18, 2003. Our primary business is conducted from a combined corporate office and distribution center located in Vernon Hills, Illinois, and sales offices in Mettawa and Chicago, Illinois, and Lansdowne, Virginia. Additionally, we market and sell products through CDW.com and CDWG.com, our Web sites.

     For financial reporting purposes, we have two operating segments: corporate, which is primarily comprised of business customers, but also includes consumers (which generated approximately 2% of net sales in the three and six month periods ended June 30, 2003), and public sector, comprised of federal, state and local government and educational institution customers which are served by CDW Government, Inc. (“CDW-G”), a wholly-owned subsidiary.

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

Results Of Operations

     The following table sets forth for the periods indicated information derived from our consolidated statements of income expressed as a percentage of net sales:

	Percentage of Net Sales
Financial Results	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	85.4	87.0	85.5	87.0

Gross profit	14.6	13.0	14.5	13.0
Selling and administrative expenses	6.4	6.1	6.6	6.3
Net advertising expense	1.6	0.2	1.3	0.1

Income from operations	6.6	6.7	6.6	6.6
Interest and other income/expense	0.1	0.2	0.2	0.2

Income before income taxes	6.7	6.9	6.8	6.8
Income tax provision	2.6	2.7	2.7	2.7

Net income	4.1%	4.2%	4.1%	4.1%

     The following table sets forth for the periods indicated a summary of certain of our consolidated operating statistics:

Operating Statistics	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

Commercial customers served (1):
Current period	176,393	174,276	251,254	250,717
Trailing 12 months	361,200	363,282	361,200	363,282
% of sales to commercial customers	98.1%	97.5%	97.9%	97.1%
Number of invoices processed	1,262,218	1,215,415	2,547,067	2,464,068
Average invoice size	$911	$947	$880	$906
Direct web sales (000’s)	$242,193	$202,129	$474,333	$390,308
Sales force, end of period	1,367	1,225	1,367	1,225
Annualized inventory turnover	26	25	24	26
Accounts receivable — days sales outstanding	30	31	31	31

     (1)  Commercial customers are defined as public sector and corporate customers excluding consumers.

     The following table presents consolidated net sales dollars by product category as a percentage of total consolidated net sales dollars. Product lines are based upon internal product code classifications. Product mix for the three and six month periods ended June 30, 2002 has been retroactively adjusted for certain changes in individual product categorization.

Analysis of Product Mix	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

Notebook computers and accessories	12.0%	12.6%	11.9%	12.7%
Desktop computers and servers	13.2	13.4	13.2	13.5

Subtotal computer products	25.2	26.0	25.1	26.2
Software	17.6	18.3	16.9	17.7
Data storage devices	14.2	14.1	14.3	14.4
Printers	13.7	12.6	14.3	13.1
NetComm products	9.4	9.3	9.4	9.4
Video	8.9	8.9	9.0	8.7
Add-on boards/memory	4.2	4.5	4.2	4.5
Input devices	3.5	3.2	3.5	3.1
Other	3.3	3.1	3.3	2.9

Total	100.0%	100.0%	100.0%	100.0%

     The following table represents the change in year-over-year consolidated sales dollars by product categories for each of the periods indicated. Product lines are based upon internal product code classifications. The rates of change for the three and six month periods ended June 30, 2002 have been retroactively adjusted for certain changes in individual product categorization.

Analysis of Product Category Growth	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

Notebook computers and accessories	(4.4)%	(7.3)%	(5.1)%	(11.8)%
Desktop computers and servers	(0.7)	7.9	(1.4)	2.9

Subtotal computer products	(2.5)	(0.1)	(3.2)	(4.8)
Software	(3.5)	11.6	(3.5)	10.8
Data storage devices	1.4	4.5	0.6	4.1
Printers	10.0	7.9	10.3	7.3
NetComm products	1.8	4.8	0.9	3.1
Video	0.6	13.2	3.9	10.1
Add-on boards/memory	(5.0)	6.9	(6.0)	(1.0)
Input devices	10.9	18.5	13.7	18.8
Other	11.8	22.5	15.6	17.7

Three Month Period Ended June 30, 2003 Compared to Three Month Period Ended June 30, 2002

     Net sales in the second quarter of 2003 increased 1.7% to $1.075 billion, compared to $1.057 billion in the second quarter of 2002. Corporate segment sales decreased 2.6% to $817.6 million in the second quarter of 2003 from $839.5 million in the second quarter of 2002, and comprised 76.0% of our total net sales for the quarter. The decline in corporate segment sales was due to weak general economic conditions along with reduced sales to consumer customers. Public sector segment sales increased 18.6% to $257.7 million in the second quarter of 2003 from $217.3 million in the second quarter of 2002, and comprised 24.0% of our total net sales for the quarter. The growth in our public sector segment was primarily due to our focused sales and marketing efforts in the federal, state and local government and educational institution markets.

     In general, the average selling price of our products decreased from the second quarter of 2002, however, the impact of this decrease was more than offset by increased unit sales. We believe there may be future decreases in pricing for technology products during the remainder of 2003, resulting in a lower average invoice size. Such decreases require us to generate more orders and sell more units in order to maintain or increase the level of sales.

     Gross profit increased to $156.5 million in the second quarter of 2003, compared to $137.2 million in the second quarter of 2002. As a percentage of net sales, gross profit was 14.6% in the second quarter of 2003, compared to 13.0% in the second quarter of 2002. The increase in the gross profit percentage was primarily due to the adoption of a new accounting pronouncement, Emerging Issues Task Force Issue No. 02-16, “Accounting for Consideration Received from a Vendor by a Customer (Including a Reseller of the Vendor’s Products)” (“EITF 02-16”).

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

     As a consequence of adopting EITF 02-16, we recorded $17.3 million of vendor consideration as a reduction of cost of sales in the second quarter of 2003. Excluding the impact of EITF 02-16, and therefore on a non-GAAP basis, the gross profit margin would have been 12.9% in the second quarter of 2003 compared to 13.0% in the second quarter of 2002. The decrease in this adjusted gross profit margin was primarily due to a decrease in Microsoft vendor rebates. The reduced level of Microsoft rebates was due to unusually high levels of Microsoft software sold in the second quarter of 2002 in conjunction with the Microsoft Upgrade Advantage program. The non-GAAP gross profit margin is included in this discussion to provide a meaningful comparison to prior periods.

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

     Selling and administrative expenses increased 5.8% in the second quarter of 2003, to $68.8 million, compared to $65.0 million in the second quarter of 2002. The increase resulted primarily from $6.8 million of increased payroll costs, partially offset by reductions of $0.6 million in occupancy costs, $0.6 million in employee-related costs (which includes items such as profit sharing, incentive awards and insurance) and $1.8 million in other selling and administrative costs. The increase in payroll costs was primarily due to an increase in our sales force to 1,367 at June 30, 2003 from 1,225 at June 30, 2002. Our sales force includes account managers as well as product category specialists who provide consultation in areas requiring technical or specialized product expertise such as networking, security, data storage and volume software licensing. Payroll costs were also impacted by increased payroll taxes of $0.7 million related to stock option exercises by two former executive officers. The decrease in other selling and administrative costs was partially due to a $1.0 million reduction of our bad debt reserve, which was lowered due to our positive collections experience. Selling and administrative expenses increased to 6.4% of net sales in the quarter ended June 30, 2003, from 6.1% in the same period of 2002. Selling and administrative expenses may increase as a percentage of net sales due to investments in additional sales personnel.

     Net advertising expense increased to $17.2 million in the second quarter of 2003, compared to $1.6 million in the same period of 2002. This increase is primarily due to the adoption of EITF 02-16, which resulted in the reclassification of $16.9 million of vendor consideration to a reduction of cost of sales, which would previously have been recorded as a reduction of advertising expense. Gross advertising expense increased slightly, to $23.8 million in the second quarter of 2003, compared to $22.9 million in the second quarter of 2002, while remaining consistent at 2.2% of net sales in the second quarter of 2003 and 2002. Excluding the impact of EITF 02-16, and therefore on a non-GAAP basis, cooperative advertising reimbursements increased 10.0% to $23.4 million in the second quarter of 2003, compared to $21.3 million in the same period of 2002. This non-GAAP measurement is included to provide a meaningful comparison to prior periods.

     Consolidated operating income was $70.5 million in the second quarter of 2003, a 0.3% decrease from $70.7 million in the second quarter of 2002. The adoption of EITF 02-16 had no impact on our operating income, as the $17.3 million of vendor consideration recorded as a reduction of cost of sales would previously have been recorded as a reduction of advertising expense and selling and administrative expense. Consolidated operating income as a percentage of net sales decreased to 6.6% in the second quarter of 2003, compared to 6.7% in the same period of 2002. Corporate segment operating income was $63.7 million in the second quarter of 2003, a 4.2% decrease from $66.6 million in the second quarter of 2002. The decrease in corporate segment operating income was primarily due to decreased sales. Public sector segment operating income was $6.8 million in the second quarter of 2003, a 62.9% increase from $4.1 million in the second quarter of 2002. The increase in public sector segment operating income was due to increased sales, improved gross margin and the leveraging of our investment in additional sales force.

     Interest income, net of other expenses, decreased to $1.6 million in the second quarter of 2003, compared to $2.1 million in the second quarter of 2002, as higher levels of cash available for investing were offset by decreases in the rates of interest earned.

     The effective income tax rate, expressed as a percentage of income before income taxes, was 39.5% in the second quarter of 2003 and 2002.

     Net income in the second quarter of 2003 was $43.6 million, a 1.0% decrease from $44.1 million in the second quarter of 2002. Diluted earnings per share were $0.51 in the second quarter of 2003, an increase of 4.1% from $0.49 in the second quarter of 2002.

Six Month Period Ended June 30, 2003 Compared to Six Month Period Ended June 30, 2002

     Net sales in the six month period ended June 30, 2003 increased 1.6% to $2.093 billion, compared to $2.060 billion in the same period of 2002. Corporate segment sales decreased 1.9% to $1.652 billion in the first six months of 2003 from $1.684 billion in the first six months of 2002, and comprised 78.9% of our total net sales for the period. The decline in corporate segment sales was due to weak general economic conditions and reduced sales to consumer customers. Public sector segment sales increased 17.5% to $441.1 million in the first six months of 2003 from $375.5 million in the first six months of 2002, and comprised 21.1% of our total net sales for the period. The growth in our public sector segment was primarily due to our focused sales and marketing efforts in the federal, state and local government and educational institution markets.

     In general, the average selling price of our products decreased from the first six months of 2002, however, the impact of this decrease was more than offset by increased unit sales. We believe there may be future decreases in pricing for technology products during the remainder of 2003, resulting in a lower average invoice size. Such decreases require us to generate more orders and sell more units in order to maintain or increase the level of sales.

     Gross profit increased to $303.8 million in the first six months of 2003, compared to $267.4 million in the same period of 2002. As a percentage of net sales, gross profit was 14.5% in the first six months of 2003, compared to 13.0% in the first six months of 2002. The increase in the gross profit percentage was primarily due to the adoption of EITF 02-16.

     As a consequence of adopting EITF 02-16, we recorded $28.0 million of vendor consideration as a reduction of cost of sales in the first six months of 2003. Excluding the impact of EITF 02-16, and therefore on a non-GAAP basis, the gross profit margin would have been 13.2% in the first six months of 2003 compared to 13.0% in the same period of 2002. This improvement was primarily due to an increase in products and services accounted for on either a net or commission basis, such as third party warranties, certain software licenses and insurance products, and certain telephony offerings. However, the improvement was partially offset by the negative impact of a decrease in Microsoft vendor rebates. The non-GAAP gross profit margin is included in this discussion to provide a meaningful comparison to prior periods.

     Selling and administrative expenses increased 6.1% in the first six months of 2003, to $137.1 million, compared to $129.2 million in the first six months of 2002. The increase resulted primarily from $9.9 million of increased payroll costs, partially offset by reductions of $1.0 million in occupancy costs and $1.0 million in other selling and administrative costs. The increase in payroll costs was primarily due to an increase in our sales force to 1,367 at June 30, 2003 from 1,225 at June 30, 2002. Our sales force includes account managers as well as product category specialists who provide consultation in areas requiring technical or specialized product expertise such as networking, security, data storage and volume software licensing. Selling and administrative expenses increased to 6.6% of net sales in the six months ended June 30, 2003, from 6.3% in the same period of 2002. Selling and administrative expenses may increase as a percentage of net sales due to investments in additional sales personnel.

     Net advertising expense increased to $27.8 million in the first six months of 2003, compared to $2.3 million in the same period of 2002. This increase is primarily due to the adoption of EITF 02-16, which resulted in the reclassification of $27.4 million of vendor consideration to a reduction of cost of sales, which would previously have been recorded as a reduction of advertising expense. Gross advertising expense increased slightly, to $44.4 million in the first six months of 2003, compared to $43.3 million in the first six months of 2002, while remaining consistent at 2.1% of net sales in the first six months of 2003 and 2002. Excluding the impact of EITF 02-16, and therefore on a non-GAAP basis, cooperative advertising reimbursements increased 7.1% to $43.9 million in the first six months of 2003, compared to $41.0 million in the same period of 2002. This non-GAAP measurement is included to provide a meaningful comparison to prior periods.

     Consolidated operating income was $138.9 million in the first six months of 2003, a 2.2% increase from $135.9 million in the first six months of 2002. The adoption of EITF 02-16 had no impact on our operating income, as the $28.0 million of vendor consideration recorded as a reduction of cost of sales would previously have been recorded as a reduction of advertising expense and selling and administrative expense. Consolidated operating income as a percentage of net sales was consistent at 6.6% in the first six months of 2003 and 2002. Corporate segment operating income was $129.1 million in the first six months of 2003, a 0.1% increase from $128.9 million in the first six months of 2002. Public sector segment operating income was $9.8 million in the first six months of 2003, a 41.6% increase from $6.9 million in the first six months of 2002. The increase in public sector segment operating income was primarily due to increased sales.

     Interest income, net of other expenses, decreased to $3.3 million in the first six months of 2003, compared to $4.3 million in the same period of 2002, as higher levels of cash available for investing were offset by decreases in the rates of interest earned.

     The effective income tax rate, expressed as a percentage of income before income taxes, was 39.5% in the first six months of 2003 and 2002.

     Net income in the first six months of 2003 was $86.0 million, a 1.4% increase from $84.8 million in the first six months of 2002. Diluted earnings per share were $1.00 in the first six months of 2003, an increase of 5.3% from $0.95 in the first six months of 2002.

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

Liquidity and Capital Resources

Working Capital

     We have historically financed our operations and capital expenditures primarily through cash flows from operations. At June 30, 2003, we had cash, cash equivalents and marketable securities of $553.1 million and working capital of $899.0 million, representing an increase of $48.5 million in cash, cash equivalents and marketable securities and an increase of $52.0 million in working capital from December 31, 2002. The increase in working capital was mainly a result of increases in cash and cash equivalents, marketable securities, and accounts receivable and decreases in accrued expenses, partially offset by an increase in accounts payable.

     We have an aggregate $70 million available pursuant to two $35 million unsecured lines of credit with two financial institutions. One line of credit expires in June 2004, at which time we intend to renew the line, and the other does not have a fixed expiration date. Borrowings under the first credit facility bear interest at the prime rate less 2 1/2%, LIBOR plus 1/2% or the federal funds rate plus 1/2%, as determined by the Company.

Borrowings under the second credit facility bear interest at the prime rate less 2 1/2%, LIBOR plus .45% or the federal funds rate plus .45%, as determined by the Company. At June 30, 2003, there were no borrowings under either of the credit facilities.

     We have entered into security agreements with certain financial institutions (“Flooring Companies”) in order to facilitate the purchase of inventory from various suppliers under certain terms and conditions. The agreements allowed for a maximum credit line of $64 million collateralized by inventory purchases financed by the Flooring Companies. At June 30, 2003, all amounts owed the Flooring Companies were included in trade accounts payable.

     In January 2001, our Board of Directors authorized the purchase of up to 5,000,000 shares of our common stock. From January 2001 through September 30, 2002, we purchased the 5,000,000 shares authorized to be repurchased at a total cost of $204.6 million (an average price of $40.92 per share).

     In July 2002, our Board of Directors authorized another share repurchase program of up to 2,500,000 shares of our common stock. These purchases may be made from time to time in both the open market and private transactions, as conditions warrant. This program will remain in effect through July 2004, unless earlier terminated by the Board or completed. Under this repurchase program, we purchased 1,845,024 shares of our common stock during the six month period ended June 30, 2003, at a total cost of $76.0 million (an average price of $41.18 per share). From July 2002 through June 30, 2003, we purchased 2,353,400 shares of our common stock under this program at a total cost of $97.8 million (an average price of $41.57 per share).

     In July 2003, our Board of Directors authorized a new share repurchase program of up to 2.5 million shares of our common stock. These purchases may be made from time to time in both open market and private transactions, as conditions warrant. The new repurchase program is expected to remain in effect through July 2005, unless earlier terminated by the Board or completed.

     Repurchased shares are held in treasury pending use for general corporate purposes, including issuances under various employee stock plans.

     On July 23, 2003, our Board of Directors declared an annual cash dividend to shareholders. The initial dividend of $0.30 per share will be paid on September 26, 2003 to shareholders of record on September 12, 2003. In future years, we plan to announce a dividend following the annual shareholders meeting, typically held in May.

     Our current and anticipated uses of our cash, cash equivalents and marketable securities are to fund growth in working capital and capital expenditures necessary to support future growth in sales, our stock buyback programs, dividends and possible expansion through acquisitions. We believe that the funds held in cash, cash equivalents and marketable securities, and funds available under the credit facilities, will be sufficient to fund our working capital and cash requirements at least through June 30, 2004.

Cash Flows for the Six Month Period Ended June 30, 2003

     Net cash provided by operating activities was $118.4 million in the six month period ended June 30, 2003. The primary factors that affected our cash flow from operations were net income, changes in accounts receivable and accounts payable, and tax benefits from stock options and restricted stock transactions. Accounts receivable increased from $333.1 million at December 31, 2002 to $355.2 million at June 30, 2003. Days sales outstanding was 30 for the second quarter of 2003, compared with 29 for the fourth quarter of 2002 and 31 for the second quarter of 2002. Accounts payable increased to $141.5 million at June 30, 2003, compared with $102.8 million at December 31, 2002. The accounts payable balance fluctuates due to our normal cycle of payments. The increase in accounts payable at June 30, 2003 was due to this periodic fluctuation. Cash provided by operating activities in the first six months of 2003 was positively impacted by a $27.5 million tax benefit recorded to paid-in capital, relating to the exercise of options pursuant to the various stock-based employee compensation plans, including $17.4 million related to the exercise of options by two former executive officers.

     Net cash provided by investing activities for the six month period ended June 30, 2003 was $13.8 million, including $17.2 million in proceeds from redemptions of investments in marketable securities, partially offset by $5.6 million used for capital expenditures. At June 30, 2003, we had a $3.2 million net investment in and loan to CDW-L, a joint venture between CDW Capital Corporation (“CDWCC”), a wholly-owned subsidiary of the Company, and First Portland Corporation (“FIRSTCORP”), an unrelated third party leasing company. During the first quarter of 2003, FIRSTCORP was acquired by IFC Credit Corporation. We use the equity method to account for our investment in CDW-L. Effective May 1, 2002, we decided to stop originating new leases with this venture and began to refer customers to independent leasing sources, including FIRSTCORP and several manufacturer captive entities. The existing leases in CDW-L’s portfolio will be held until maturity, with the majority expiring prior to December 31, 2004. Pursuant to a loan agreement between CDWCC and CDW-L, CDWCC had previously committed up to $10 million in loans to CDW-L. On September 5, 2002, CDWCC terminated its loan commitment. Repayment of the outstanding loans may be made through cash flow from operations after debt service on subordinated loans outstanding from financial institutions. At June 30, 2003, $1.7 million was outstanding under this loan agreement, $0.3 million of which is subordinated to loans from financial institutions.

     Net cash used in financing activities for the six month period ended June 30, 2003 was $65.9 million. This includes the repurchase of 1,845,024 shares of our common stock at a total cost of $76.0 million. The share repurchase was partially offset by proceeds of $8.5 million from the exercise of stock options under our various stock option plans and $1.5 million from the issuance of common stock in connection with the Employee Stock Purchase Plan.

Recently Issued or Newly Adopted Accounting Standards

     Emerging Issues Task Force (“EITF”) Issue No. 02-16, “Accounting for Consideration Received from a Vendor by a Customer (Including a Reseller of the Vendor’s Products)” (“EITF 02-16”) became effective for the Company on January 1, 2003. EITF 02-16 requires that consideration received from vendors, such as advertising support funds, be accounted for as a reduction to cost of sales when recognized in the reseller’s income statement unless certain conditions are met showing that the funds are used for a specific program entirely funded by an individual vendor. If these specific requirements related to individual vendors are met, the consideration is accounted for as a reduction in the related expense category, such as advertising or selling and administrative expense. EITF 02-16 applies to all agreements modified or entered into on or after January 1, 2003. As a result of prospectively adopting EITF 02-16, we recorded $17.3 million and $28.0 million of vendor consideration as a reduction of cost of sales in the three and six month periods ended June 30, 2003, respectively. Adopting EITF 02-16 had no impact on our operating profit, as the vendor consideration recorded as a reduction of cost of sales would previously have been recorded as a reduction of advertising expense and selling and administrative expense.

     In November 2002, the EITF published Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”), which addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. EITF 00-21 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. EITF 00-21 is effective for the Company for revenue arrangements entered into beginning July 1, 2003. We do not expect the adoption of EITF 00-21 to have a material impact on our 2003 consolidated financial statements.

     In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB 51” (“FIN 46”). FIN 46 requires that the assets, liabilities and results of the activity of variable interest entities be consolidated into the financial statements of the company that has the controlling financial interest. FIN 46 also provides the framework for determining whether a variable interest entity should be consolidated based on voting interests or significant financial support provided to it. FIN 46 was effective for the Company on February 1, 2003 for variable interest entities created after January 31, 2003, and is effective on July 1, 2003 for variable interest entities created prior to February 1, 2003. We do not expect the adoption of FIN 46 to have a material impact on our 2003 consolidated financial statements.

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

Item 4. Controls and Procedures

(a)	The Company’s Chief Executive Officer and its Chief Financial Officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15 d-14(c)) as of the end of the period covered by this quarterly report (the “Evaluation Date”), have concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company would be made known to them by others within the Company, particularly during the period in which this quarterly report was being prepared.

(b)	There was no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended June 30, 2003 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information

Item 4. Submission of Matters to a Vote of Security Holders

(a)	The Company held its annual meeting of shareholders on May 21, 2003.

(b)	Set forth below are the four matters that were presented to and voted upon by our shareholders, and the results of such shareholders’ votes.

1. Election of Directors

Nominee	Votes For	Votes Withheld	Non-Votes

Michelle L. Collins	61,460,354	11,759,183	—
Casey G. Cowell	72,874,080	345,457	—
John A. Edwardson	72,182,963	1,036,574	—
Daniel S. Goldin	72,685,669	533,868	—
Donald P. Jacobs	61,465,057	11,754,480	—
Michael P. Krasny	68,655,099	4,564,438	—
Terry L. Lengfelder	61,641,759	11,577,778	—
Susan D. Wellington	72,869,700	349,837	—
Brian E. Williams	72,871,905	347,382	—
Gregory C. Zeman*	72,869,155	350,382	—

* Prior to the annual meeting of shareholders, but after the distribution of the Company’s proxy statement for such meeting, Mr. Zeman announced that he would no longer be seeking reelection to the Company’s board. As a result, Mr. Zeman is not currently a director of the Company.

2. Ratification of Selection of Independent Accountants

The ratification of the selection of PricewaterhouseCoopers LLP, independent public accountants, as auditors for the Company for the year ended December 31, 2003.

Votes For	Votes Against	Abstentions	Non-Votes

61,030,336	12,179,989	9,211	—

3. Approval of Amendment to Company’s Charter to Change the Company’s Name

The approval of the amendment to the Company’s Articles of Incorporation to change the Company’s name to “CDW Corporation”.

Votes For	Votes Against	Abstentions	Non-Votes

73,190,484	17,658	11,395	—

4. Approval of Change in Corporate Structure

The approval of a change to the Company’s corporate structure.

Votes For	Votes Against	Abstentions	Non-Votes

63,980,402	238,747	58,654	—

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits:

3(a)	Restated Articles of Incorporation of the Company (amended through July 23, 2003)

3(b)	Restated By-Laws of the Company (amended through July 23, 2003)

10(a)	Revolving Note between the Company and LaSalle National Bank dated June 30, 2003

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a — 14(a) under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a — 14(a) under the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C 1350

(b)	Reports on Form 8-K:

(i)	We filed a Current Report on Form 8-K on April 15, 2003 furnishing a Press Release announcing our first quarter 2003 earnings under Item 12.

(ii)	We filed a Current Report on Form 8-K on May 12, 2003 furnishing a Press Release announcing our April 2003 sales under Item 9.

(iii)	We filed a Current Report on Form 8-K on June 18, 2003 announcing the change of the Company’s name from CDW Computer Centers, Inc. to CDW Corporation under Item 5.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CDW CORPORATION

Date:	August 13, 2003	/s/	Barbara A. Klein

		By:	Barbara A. Klein
Senior Vice President and Chief Financial Officer
(Duly authorized officer and principal financial officer)