Form 10-Q
period 2003-09-30
CDW CORP
filed 2003-11-14
CIK 899171

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

As of October 31, 2003, 90,798,032 common shares were issued and 83,237,232 were outstanding.

CDW CORPORATION AND SUBSIDIARIES
INDEX

			Page No.

PART I.	Financial Information

	Item 1.	Financial Statements (unaudited):

		Condensed Consolidated Balance Sheets -
		September 30, 2003 and December 31, 2002	1

		Condensed Consolidated Statements of Income -
		Three and nine months ended September 30, 2003 and 2002	2

		Condensed Consolidated Statement of Shareholders’ Equity -
		Nine months ended September 30, 2003	3

		Condensed Consolidated Statements of Cash Flows -
		Nine months ended September 30, 2003 and 2002	4

		Notes to Condensed Consolidated Financial Statements	5

	Item 2.	Management’s Discussion and Analysis of
		Financial Condition and Results of Operations	12

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22

	Item 4.	Controls and Procedures	22

PART II.	Other Information

	Item 6.	Exhibits and Reports on Form 8-K	22

		Signature	23

ii

Part I. Financial Information

Item 1. Financial Statements

CDW CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30,	December 31,
	2003	2002

	(unaudited)
Assets

Current assets:
Cash and cash equivalents	$228,147	$157,140
Marketable securities	300,818	347,474
Accounts receivable, net of allowance for doubtful accounts of $10,018 and $10,500, respectively	455,569	333,084
Merchandise inventory	189,950	150,785
Miscellaneous receivables	21,008	14,084
Deferred income taxes	11,757	11,757
Prepaid expenses	5,470	4,212

Total current assets	1,212,719	1,018,536

Property and equipment, net	62,906	64,088
Investment in and advances to joint venture	2,638	5,176
Deferred income taxes and other assets	14,683	7,864

Total assets	$1,292,946	$1,095,664

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	$210,478	$102,786
Accrued expenses:
Compensation	35,508	33,057
Income taxes	16,912	17,945
Other	28,646	17,806

Total current liabilities	291,544	171,594

Shareholders’ equity:
Preferred shares, $1.00 par value; 5,000 shares authorized; none issued	—	—
Common shares, $.01 par value; 500,000 shares authorized; 90,518 and 89,669 shares issued, respectively	905	897
Paid-in capital	393,450	346,054
Retained earnings	912,313	806,548
Unearned compensation	(403)	(837)
Accumulated other comprehensive income	56	3

	1,306,321	1,152,665
Less cost of common shares in treasury; 7,561 shares and 5,708 shares, respectively	(304,919)	(228,595)

Total shareholders’ equity	1,001,402	924,070

Total liabilities and shareholders’ equity	$1,292,946	$1,095,664

The accompanying notes are an integral part of the consolidated financial statements.

CDW CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2003	2002	2003	2002

Net sales	$1,222,785	$1,150,970	$3,315,700	$3,210,626
Cost of sales	1,046,561	993,930	2,835,630	2,786,175

Gross profit	176,224	157,040	480,070	424,451

Selling and administrative expenses	84,657	67,186	221,728	196,396
Net advertising expense	19,004	931	46,842	3,244

Income from operations	72,563	88,923	211,500	224,811

Interest income	1,573	2,188	5,671	7,239
Other expense, net	(410)	(377)	(1,250)	(1,136)

Income before income taxes	73,726	90,734	215,921	230,914

Income tax provision	29,122	35,840	85,289	91,211

Net income	$44,604	$54,894	$130,632	$139,703

Earnings per share:
Basic	$0.54	$0.65	$1.57	$1.64

Diluted	$0.52	$0.63	$1.52	$1.57

Weighted-average number of common shares outstanding:
Basic	82,791	84,206	83,367	85,212

Diluted	85,786	87,326	86,024	88,740

Dividends per share	$0.30	$0.00	$0.30	$0.00

The accompanying notes are an integral part of the consolidated financial statements.

CDW CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(in thousands)
(unaudited)

							Accumulated
	Total						Other
	Shareholders'	Common	Paid-in	Retained	Unearned	Treasury	Comprehensive	Comprehensive
	Equity	Shares	Capital	Earnings	Compensation	Shares	Income	Income

Balance at December 31, 2002	$924,070	$897	$346,054	$806,548	$(837)	$(228,595)	$3
Amortization of unearned compensation	434	—	—	—	434	—	—
Exercise of stock options	13,969	8	13,961	—	—	—	—
Issuance of common stock in connection with Employee Stock Purchase Plan	2,247	—	2,247	—	—	—	—
Tax benefit from stock option and restricted stock transactions	31,188	—	31,188	—	—	—	—
Purchase of treasury shares	(76,324)	—	—	—	—	(76,324)	—
Cash dividends	(24,867)	—	—	(24,867)	—	—	—
Net income	130,632	—	—	130,632	—	—	—	$130,632
Net unrealized gains on marketable securities	15	—	—	—	—	—	15	15
Foreign currency translation adjustment	38	—	—	—	—	—	38	38

Comprehensive income	—	—	—	—	—	—	—	$130,685

Balance at September 30, 2003	$1,001,402	$905	$393,450	$912,313	$(403)	$(304,919)	$56

The accompanying notes are an integral part of the consolidated financial statements.

CDW CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,

	2003	2002

Cash flows from operating activities:
Net income	$130,632	$139,703

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation	11,286	11,836
Accretion of marketable securities	788	488
Stock-based compensation expense	434	815
Allowance for doubtful accounts	(828)	1,000
Deferred income taxes	1,131	1,382
Tax benefit from stock option and restricted stock transactions	31,188	62,066

Changes in assets and liabilities:
Accounts receivable	(117,253)	(44,708)
Miscellaneous receivables and other assets	(9,731)	(7,054)
Merchandise inventory	(23,085)	(7,483)
Prepaid expenses	(1,258)	243
Accounts payable	103,550	6,474
Accrued compensation	1,738	1,426
Accrued income taxes and other expenses	8,880	26,379

Net cash provided by operating activities	137,472	192,567

Cash flows from investing activities:
Purchases of available-for-sale securities	(1,577,510)	(1,092,473)
Redemptions of available-for-sale securities	1,597,580	1,183,625
Purchases of held-to-maturity securities	(417,846)	(227,801)
Redemptions of held-to-maturity securities	443,659	100,968
Investment in and advances to joint venture	(79)	(8,913)
Repayment of advances from joint venture	3,100	8,650
Purchase of property and equipment	(8,338)	(6,542)
Purchase of selected U.S. assets of Micro Warehouse	(19,350)	—
Purchase of Canadian operations of Micro Warehouse	(2,744)	—

Net cash provided by (used in) investing activities	18,472	(42,486)

Cash flows from financing activities:
Purchase of treasury shares (1)	(76,324)	(120,124)
Proceeds from exercise of stock options	13,969	9,339
Issuance of common stock in connection with Employee Stock Purchase Plan	2,247	—
Dividends paid	(24,867)	—

Net cash used in financing activities	(84,975)	(110,785)

Effect of exchange rate changes on cash and cash equivalents	38	—

Net increase in cash	71,007	39,296

Cash and cash equivalents — beginning of period	157,140	145,977

Cash and cash equivalents — end of period	$228,147	$185,273

(1)	The Company acquired $8.2 million of shares in September 2002 for treasury purposes for which cash settlement occurred in October 2002. Accordingly, the Company has excluded this non-cash item from both the “Purchase of treasury shares” and “Accounts payable” amounts presented above.

The accompanying notes are an integral part of the consolidated financial statements.

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	Description of Business

CDW Corporation (collectively with its subsidiaries, “CDW” or the “Company”) is the largest direct marketer of multi-brand computers and related technology products and services in the United States. Our primary business is conducted from a combined corporate office and distribution center located in Vernon Hills, Illinois, and sales offices in Illinois, Virginia, Connecticut, New Jersey, and Canada. Additionally, we market and sell products through CDW.com, CDWG.com, and macwarehouse.com, our Web sites.

2.	Micro Warehouse Transactions

During September 2003, we purchased selected U.S. assets and the Canadian operations of Micro Warehouse, a reseller of computers, software, and peripheral products. The U.S. transaction, completed on September 9, 2003, was accounted for as a purchase of assets, with the $20 million purchase price allocated to the assets purchased, including inventory, fixed assets, and customer lists, based upon their fair values at the date of purchase. Sales, subsequent to the completion of the U.S. transaction, made by former members of the Micro Warehouse U.S. sales force who joined CDW in conjunction with this transaction, along with the associated costs, are included in the accompanying condensed consolidated financial statements. The Canadian transaction, completed on September 23, 2003, was accounted for as the purchase of a business and, accordingly, the results of operations subsequent to the date of purchase are included in the accompanying condensed consolidated financial statements, and the assumed assets and liabilities were recorded based upon their fair values at the date of purchase. The Canadian operations were purchased for $2.7 million.

In the third quarter of 2003, we recorded $8 million of transaction and integration expenses associated with these transactions. These expenses are primarily comprised of severance and outplacement costs, payroll expenses for former Micro Warehouse employees performing transition services, customer satisfaction expenses, customer communications and advertising expenses, and legal and accounting advisory fees. These expenses are included in selling and administrative expenses ($6.9 million) and net advertising expenses ($1.1 million) in the Condensed Consolidated Statements of Income.

3.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. Such principles were applied on a basis consistent with those reflected in our 2002 Annual Report on Form 10-K and documents incorporated therein as filed with the Securities and Exchange Commission. The accompanying financial data should be read in conjunction with the notes to consolidated financial statements contained in our 2002 Annual Report on Form 10-K and documents incorporated therein. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting solely of normal recurring accruals) necessary to present fairly our financial position as of September 30, 2003 and December 31, 2002, the results of operations for the three and nine month periods ended September 30, 2003 and 2002, the cash flows for the nine month periods ended September 30, 2003 and 2002, and the changes in shareholders’ equity for the nine month period ended September 30, 2003. The unaudited condensed consolidated statements of income for such interim periods are not necessarily indicative of results for the full year.

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

Stock-Based Compensation

At September 30, 2003, we had several stock-based employee compensation plans. In accordance with Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), we account for our stock-based compensation programs according to the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Accordingly, compensation expense is recognized to the extent of employee or director services rendered based on the intrinsic value of compensatory options or shares granted under the plans. The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation for the three and nine month periods ended September 30, 2003 and 2002 (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Net income, as reported	$44,604	$54,894	$130,632	$139,703

Add stock-based employee compensation expense included in reported net income, net of related tax effects	81	156	262	493

Deduct total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(6,242)	(6,399)	(18,622)	(19,546)

Pro forma net income	$38,443	$48,651	$112,272	$120,650

Basic earnings per share, as reported	$0.54	$0.65	$1.57	$1.64
Diluted earnings per share, as reported	$0.52	$0.63	$1.52	$1.57

Pro forma basic earnings per share	$0.46	$0.58	$1.35	$1.42
Pro forma diluted earnings per share	$0.45	$0.56	$1.31	$1.36

Foreign Currency Translation

Our functional currency is the U.S. dollar. The functional currency of our Canadian subsidiary is the local currency, the Canadian dollar. Assets and liabilities of this subsidiary are translated at the spot rate in effect at the applicable reporting date and the results of operations are translated at the average exchange rates in effect during the applicable period. The resulting foreign currency translation adjustment is recorded as accumulated other comprehensive income, which is reflected as a separate component of shareholders’ equity.

4.	Marketable Securities

The amortized cost and estimated fair values of our investments in marketable securities at September 30, 2003, were (in thousands):

		Gross
		Unrealized
		Holding
	Estimated			Amortized
Security Type	Fair Value	Gains	Losses	Cost

Available-for-sale:
Municipal bonds	$104,574	$18	$—	$104,556

Total available-for-sale	104,574	18	—	104,556

Held-to-maturity:
U.S. Government and Government agency securities	162,434	308	—	162,126
Corporate fixed income securities	34,121	3	—	34,118

Total held-to-maturity	196,555	311	—	196,244

Total marketable securities	$301,129	$329	$—	$300,800

Estimated fair values of marketable securities are based on quoted market prices. The amortized cost and estimated fair value of our investments in marketable securities at September 30, 2003, by contractual maturity, were (in thousands):

	Estimated	Amortized
	Fair Value	Cost

Due in one year or less	$181,653	$181,467
Due in greater than one year	119,476	119,333

Total investments in marketable securities	$301,129	$300,800

As of September 30, 2003, all of the marketable securities that are due after one year have maturity dates prior to September 15, 2005.

The gross unrealized holding gains and losses on available-for-sale securities are recorded as accumulated other comprehensive income, which is reflected as a separate component of shareholders’ equity. The gross realized gains and losses on marketable securities that are included in other expense in the Condensed Consolidated Statements of Income are not material.

5.	Financing Arrangements

We have an aggregate $70 million available pursuant to two $35 million unsecured lines of credit with two financial institutions. One line of credit expires in June 2004, at which time we intend to renew the line, and the other does not have a fixed expiration date. Borrowings under the first credit facility bear interest at the prime rate less 2 1/2%, LIBOR plus 1/2% or the federal funds rate plus 1/2%, as determined by the Company. Borrowings under the second credit facility bear interest at the prime rate less 2 1/2%, LIBOR plus .45% or the federal funds rate plus .45%, as determined by the Company. At September 30, 2003, there were no borrowings under either of the credit facilities.

We have entered into security agreements with certain financial institutions (“Flooring Companies”) in order to facilitate the purchase of inventory from various suppliers under certain terms and conditions. The agreements allowed for a maximum credit line of $64 million collateralized by inventory purchases financed by the Flooring Companies. At September 30, 2003, all amounts owed the Flooring Companies were included in trade accounts payable.

6.	Earnings Per Share

At September 30, 2003, we had outstanding common shares totaling 82,957,507. We have granted options to purchase common shares to the directors and coworkers of CDW under several stock option plans. These options have a dilutive effect on the calculation of earnings per share. The following table is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations as required by Statement of Financial Accounting Standards No. 128, “Earnings Per Share” (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Basic earnings per share:
Income available to common shareholders (numerator)	$44,604	$54,894	$130,632	$139,703

Weighted-average common shares outstanding (denominator)	82,791	84,206	83,367	85,212

Basic earnings per share	$0.54	$0.65	$1.57	$1.64

Diluted earnings per share:
Income available to common shareholders (numerator)	$44,604	$54,894	$130,632	$139,703

Weighted-average common shares outstanding	82,791	84,206	83,367	85,212
Effect of dilutive securities:
Options on common stock	2,995	3,120	2,657	3,528

Total common shares and dilutive securities (denominator)	85,786	87,326	86,024	88,740

Diluted earnings per share	$0.52	$0.63	$1.52	$1.57

Additional options to purchase common shares were outstanding during the three and nine month periods ended September 30, 2003, but were not included in the computation of diluted earnings per share because the exercise prices of these options were greater than the average market price of common shares during the respective periods. The following table summarizes the weighted-average number, and the weighted-average exercise price, of those options which were excluded from the calculation:

	Three Months Ended	Nine Months Ended
	September 30, 2003	September 30, 2003

Weighted-average number of options (in 000’s)	1,001	1,039
Weighted-average exercise price	$55.72	$55.45

The options were all outstanding at September 30, 2003.

7.	Share Repurchase Programs

In January 2001, our Board of Directors authorized the purchase of up to 5,000,000 shares of our common stock. From January 2001 through September 30, 2002, we purchased the 5,000,000 shares authorized to be repurchased at a total cost of $204.6 million (an average price of $40.92 per share).

In July 2002, our Board of Directors authorized another share repurchase program of up to 2,500,000 shares of our common stock. These purchases may be made from time to time in both the open market and private transactions, as conditions warrant. This program will remain in effect through July 2004, unless earlier terminated by the Board or completed. Under this repurchase program, we purchased 1,852,424 shares of our common stock during the nine month period ended September 30, 2003, at a total cost of $76.3 million (an average price of $41.20 per share). From July 2002 through September 30, 2003, we purchased 2,360,800 shares of our common stock under this program at a total cost of $98.2 million (an average price of $41.59 per share).

In July 2003, our Board of Directors authorized a new share repurchase program of up to 2,500,000 shares of our common stock. These purchases may be made from time to time in both open market and private transactions, as conditions warrant. This new repurchase program is expected to remain in effect through July 2005, unless earlier terminated by the Board or completed. As of September 30, 2003, no purchases have been made under this new program.

Repurchased shares are held in treasury pending use for general corporate purposes, including issuances under various employee stock plans.

8.	Segment Information

We are engaged in the sale of multi-brand computers and related technology products and services, primarily through direct marketing. We have two operating segments: corporate, which is primarily comprised of business customers, but also includes consumers, and public sector, which is comprised of federal, state and local government, and educational institution customers. In accordance with Statement of Financial Accounting Standards No. 131, “Disclosure about Segments of an Enterprise and Related Information,” the internal organization that is used by management for making operating decisions and assessing performance is the source of our reportable segments.

The accounting policies of the segments are the same as those described previously in the “Summary of Significant Accounting Policies.” We allocate resources to and evaluate performance of our segments based on both sales and operating income. Our corporate segment provides purchasing, merchandising, accounting, information technology, marketing, distribution, and fulfillment services to the public sector segment. Certain elements of gross margin and operating expenses are subject to intercompany service agreements which provide for, among other things, a mark-up on intercompany sales and allocation of indirect expenses such as occupancy, operations and other support, payroll, training, and benefits. The table below presents information about our reportable segments:

	Three Months Ended September 30, 2003 (in 000's)

	Corporate	Public Sector	Eliminations	Consolidated

External customer sales	$878,393	$344,392	$—	$1,222,785
Transfers between segments	340,808	—	(340,808)	—

Total net sales	$1,219,201	$344,392	$(340,808)	$1,222,785

Income from operations	$63,721	$8,842	$—	$72,563

Net interest income and other expense				1,163

Income before income taxes				$73,726

Total assets	$1,247,215	$166,646	$(120,915)	$1,292,946

	Three Months Ended September 30, 2002 (in 000's)

	Corporate	Public Sector	Eliminations	Consolidated

External customer sales	$869,127	$281,843	$—	$1,150,970
Transfers between segments	276,359	—	(276,359)	—

Total net sales	$1,145,486	$281,843	$(276,359)	$1,150,970

Income from operations	$83,737	$5,186	$—	$88,923

Net interest income and other expense				1,811

Income before income taxes				$90,734

Total assets	$1,007,596	$101,203	$(45,670)	$1,063,129

	Nine Months Ended September 30, 2003 (in 000's)

	Corporate	Public Sector	Eliminations	Consolidated

External customer sales	$2,530,166	$785,534	$—	$3,315,700
Transfers between segments	759,963	—	(759,963)	—

Total net sales	$3,290,129	$785,534	$(759,963)	$3,315,700

Income from operations	$192,827	$18,673	$—	$211,500

Net interest income and other expense				4,421

Income before income taxes				$215,921

Total assets	$1,247,215	$166,646	$(120,915)	$1,292,946

	Nine Months Ended September 30, 2002 (in 000's)

	Corporate	Public Sector	Eliminations	Consolidated

External customer sales	$2,553,320	$657,306	$—	$3,210,626
Transfers between segments	637,417	—	(637,417)	—

Total net sales	$3,190,737	$657,306	$(637,417)	$3,210,626

Income from operations	$212,684	$12,127	$—	$224,811

Net interest income and other expense				6,103

Income before income taxes				$230,914

Total assets	$1,007,596	$101,203	$(45,670)	$1,063,129

The results of operations for our Canadian subsidiary are included in our corporate segment. Our assets are primarily managed as part of the corporate segment, including all inventory and the majority of all property and equipment. As a result, capital expenditures and related depreciation are immaterial for the public sector segment. The public sector segment assets consist principally of cash and cash equivalents and accounts receivable.

No single customer accounted for more than 1% of net sales in the three or nine month periods ended September 30, 2003 or 2002. Less than 1% of our revenues are comprised of sales to customers outside the United States.

Sales and operating expenses relating to our investment in CDW Leasing, L.L.C. (“CDW-L”), accounted for under the equity method, are immaterial to the Company as a whole and are evaluated by management for making operating decisions and allocating resources as part of the corporate segment. The net equity earnings (losses) relating to our investment in CDW-L, accounted for under the equity method, were $182,238 and $(40,216) for the three month periods ended September 30, 2003 and 2002, respectively, and $483,409 and $230,258 for the nine month periods ended September 30, 2003 and 2002, respectively. These amounts are included in selling and administrative expenses in the Condensed Consolidated Statements of Income.

9.	Recently Issued or Newly Adopted Accounting Standards

Emerging Issues Task Force (“EITF”) Issue No. 02-16, “Accounting for Consideration Received from a Vendor by a Customer (Including a Reseller of the Vendor’s Products)” (“EITF 02-16”) became effective for the Company on January 1, 2003. EITF 02-16 requires that consideration received from vendors, such as advertising support funds, be accounted for as a reduction to cost of sales when recognized in the reseller’s income statement unless certain conditions are met showing that the funds are used for a specific program entirely funded by an individual vendor. If these specific requirements related to individual vendors are met, the consideration is accounted for as a reduction in the related expense category, such as advertising or selling and administrative expense. EITF 02-16 applies to all agreements modified or entered into on or after January 1, 2003. As a result of prospectively adopting EITF 02-16, we recorded $17.4 million and $45.3 million of vendor consideration as a reduction of cost of sales in the three and nine month periods ended September 30, 2003, respectively. Adopting EITF 02-16 had no impact on our operating profit, as the vendor consideration recorded as a reduction of cost of sales would previously have been recorded as a reduction of advertising expense and selling and administrative expense.

In November 2002, the EITF published Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”), which addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. EITF 00-21 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. EITF 00-21 was effective for the Company for revenue arrangements entered into beginning July 1, 2003. The adoption of EITF 00-21 had no impact on our 2003 consolidated financial statements.

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB 51” (“FIN 46”). FIN 46 requires that the assets, liabilities and results of the activity of variable interest entities be consolidated into the financial statements of the company that has the controlling financial interest. FIN 46 also provides the framework for determining whether a variable interest entity should be consolidated based on voting interests or significant financial support provided to it. FIN 46 was effective for the Company on February 1, 2003 for variable interest entities created after January 31, 2003. For variable interest entities created prior to February 1, 2003, the FASB deferred the implementation date of FIN 46 to December 15, 2003. We do not expect the adoption of FIN 46 to have a material impact on our 2003 consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the notes thereto.

Overview

     We are the largest direct marketer of multi-brand computers and related technology products and services in the United States. Our primary business is conducted from a combined corporate office and distribution center located in Vernon Hills, Illinois, and sales offices in Illinois, Virginia, Connecticut, New Jersey, and Canada. Additionally, we market and sell products through CDW.com, CDWG.com, and macwarehouse.com, our Web sites.

     For financial reporting purposes, we have two operating segments: corporate, which is primarily comprised of business customers, but also includes consumers (which generated approximately 2% of net sales in the three and nine month periods ended September 30, 2003), and public sector, comprised of federal, state and local government, and educational institution customers which are served by CDW Government, Inc. (“CDW-G”), a wholly-owned subsidiary.

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

     During September 2003, we purchased selected U.S. assets and the Canadian operations of Micro Warehouse, a reseller of computers, software, and peripheral products. The U.S. transaction, completed on September 9, 2003, was accounted for as a purchase of assets, with the $20 million purchase price allocated to the assets purchased, including inventory, fixed assets, and customer lists, based upon their fair values at the date of purchase. Sales, subsequent to the completion of the U.S. transaction, made by former members of the Micro Warehouse U.S. sales force who joined CDW in conjunction with this transaction, along with the associated costs, are included in the accompanying condensed consolidated financial statements. The Canadian transaction, completed on September 23, 2003, was accounted for as the purchase of a business and, accordingly, the results of operations subsequent to the date of purchase are included in the accompanying condensed consolidated financial statements, and the assumed assets and liabilities were recorded based upon their fair values at the date of purchase. The Canadian operations were purchased for $2.7 million.

     Total transaction and integration expenses associated with these transactions are expected to be approximately $16 million, with $8 million recorded in the third quarter of 2003 and approximately $8 million expected to be recorded in the fourth quarter of 2003. These expenses are primarily comprised of severance and outplacement costs, payroll expenses for former Micro Warehouse employees performing transition services, customer satisfaction expenses, customer communications and advertising expenses, and legal and accounting advisory fees. These expenses are included in selling and administrative expenses ($6.9 million in the third quarter of 2003) and net advertising expenses ($1.1 million in the third quarter of 2003) in the Condensed Consolidated Statements of Income.

Results Of Operations

     The following table sets forth for the periods indicated information derived from our consolidated statements of income expressed as a percentage of net sales:

	Percentage of Net Sales

Financial Results	Three Months Ended September 30,		Nine Months Ended September 30,

	2003	2002	2003	2002

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	85.6	86.4	85.5	86.8

Gross profit	14.4	13.6	14.5	13.2
Selling and administrative expenses	6.9	5.8	6.7	6.1
Net advertising expense	1.6	0.1	1.4	0.1

Income from operations	5.9	7.7	6.4	7.0
Interest and other income/expense	0.1	0.2	0.1	0.2

Income before income taxes	6.0	7.9	6.5	7.2
Income tax provision	2.4	3.1	2.6	2.8

Net income	3.6%	4.8%	3.9%	4.4%

     The following three tables include information on operating statistics, product mix, and product category growth for the periods indicated. Except as otherwise noted, the information in the tables does not reflect sales made by former members of the Micro Warehouse sales force who joined CDW in conjunction with the Micro Warehouse transactions for the three and nine month periods ended September 30, 2003, which were $42.9 million for both periods (“Micro Warehouse sales”). The information for Micro Warehouse sales was not available because, for the period following the closing of the Micro Warehouse transactions through September 30, 2003, the Micro Warehouse sales were recorded through the I.T. systems formerly maintained by Micro Warehouse and the classifications used by Micro Warehouse differed from those used by CDW. The operating statistics, product mix, and product category growth tables will include Micro Warehouse sales beginning with the fourth quarter of 2003.

Operating Statistics	Three Months Ended September 30,		Nine Months Ended September 30,

	2003	2002	2003	2002

Commercial customers served (1):
Current period	192,074	177,969	321,564	310,936
Trailing 12 months	371,327	363,597	371,327	363,597
% of sales to commercial customers	98.2%	97.9%	98.0%	97.4%
Number of invoices processed	1,287,675	1,273,758	3,834,742	3,737,826
Average invoice size	$989	$1,034	$917	$950
Direct web sales (000’s)	$281,446	$224,351	$755,779	$614,659
Sales force, end of period (2)	1,459	1,250	1,459	1,250
Annualized inventory turnover(3)	25	28	22	30
Accounts receivable — days sales outstanding(3)	34	29	38	31

(1)	Commercial customers are defined as public sector and corporate customers excluding consumers.

(2)	Sales force at September 30, 2003 of 1,459 does not include 465 former members of the Micro Warehouse sales force who joined CDW in conjunction with the Micro Warehouse transaction.

(3)	Reflects Micro Warehouse sales.

     The following table presents net sales dollars by product category as a percentage of total net sales dollars. Product lines are based upon internal product code classifications. Product mix for the three and nine month periods ended September 30, 2002 has been retroactively adjusted for certain changes in individual product categorization.

Analysis of Product Mix	Three Months Ended September 30,		Nine Months Ended September 30,

	2003	2002	2003	2002

Notebook computers and accessories	13.8%	12.2%	12.6%	12.6%
Desktop computers and servers	12.9	13.1	13.1	13.4

Subtotal computer products	26.7	25.3	25.7	26.0
Software	15.5	19.0	16.3	18.1
Data storage devices	14.2	13.7	14.3	14.1
Printers	13.6	13.4	14.0	13.2
NetComm products	9.8	9.3	9.5	9.4
Video	9.0	8.7	9.0	8.7
Add-on boards/memory	4.5	3.8	4.3	4.3
Input devices	3.4	3.2	3.5	3.1
Other	3.3	3.6	3.4	3.1

Total	100.0%	100.0%	100.0%	100.0%

     The following table represents the change in year-over-year sales dollars by product category for each of the periods indicated. Product lines are based upon internal product code classifications. The rates of change for the three and nine month periods ended September 30, 2002 have been retroactively adjusted for certain changes in individual product categorization.

Analysis of Product Category Growth	Three Months Ended September 30,		Nine Months Ended September 30,

	2003	2002	2003	2002

Notebook computers and accessories	17.4%	(4.3)%	2.7%	(9.3)%
Desktop computers and servers	2.4	19.1	(0.1)	8.0

Subtotal computer products	9.7	6.5	1.3	(1.1)
Software	(15.4)	27.7	(7.9)	16.6
Data storage devices	7.4	8.2	2.9	5.5
Printers	5.6	16.8	8.6	10.5
NetComm products	8.7	9.3	3.7	5.2
Video	8.1	15.9	5.4	12.1
Add-on boards/memory	21.5	15.1	2.7	3.6
Input devices	10.4	24.3	12.5	20.8
Other	0.3	50.2	9.5	29.7

Three Month Period Ended September 30, 2003 Compared to Three Month Period Ended September 30, 2002

     Net sales in the third quarter of 2003 increased 6.2% to $1.223 billion, compared to $1.151 billion in the third quarter of 2002. Included in third quarter 2003 were $42.9 million of Micro Warehouse sales, representing 3.7 percentage points of the year-over-year increase. Corporate segment sales increased 1.1% to $878.4 million in the third quarter of 2003 from $869.1 million in the third quarter of 2002, and comprised 72.0% of our total net sales for the quarter. Included in the third quarter 2003 corporate segment sales were $24.5 million of Micro Warehouse sales, representing 2.8 percentage points of the year-over-year change. The decline in corporate segment sales, excluding Micro Warehouse sales, was due to unusually high levels of Microsoft software sold in the third quarter of 2002 in conjunction with the Microsoft Upgrade Advantage program, weak general economic conditions, and reduced sales to consumer customers. Public sector segment sales increased 22.2% to $344.4 million in the third quarter of 2003 from $281.8 million in the third quarter of 2002, and comprised 28.0% of our total net sales for the quarter. Included in the third quarter 2003 public sector segment sales were $18.4 million of Micro Warehouse sales, representing 6.5 percentage points of the year-over-year increase. The growth in our public sector segment was primarily due to our focused sales and marketing efforts in the federal, state and local government, and educational institution markets.

     In general, the average selling price of our products decreased from the third quarter of 2002, however, the impact of this decrease was more than offset by increased unit sales. We believe there may be future decreases in pricing for technology products during the remainder of 2003, resulting in a lower average invoice size. Such decreases require us to generate more orders and sell more units in order to maintain or increase the level of sales.

     Gross profit increased to $176.2 million in the third quarter of 2003, compared to $157.0 million in the third quarter of 2002. As a percentage of net sales, gross profit was 14.4% in the third quarter of 2003, compared to 13.6% in the third quarter of 2002. The increase in the gross profit percentage was primarily due to the adoption in January 2003 of a new accounting pronouncement, Emerging Issues Task Force Issue No. 02-16, “Accounting for Consideration Received from a Vendor by a Customer (Including a Reseller of the Vendor’s Products)” (“EITF 02-16”).

     The income statement classification provisions of EITF 02-16 cover vendor consideration related to agreements entered into or modified after January 1, 2003. This pronouncement requires that consideration from vendors, such as advertising support funds, be accounted for as a reduction of cost of sales unless certain requirements are met showing that the funds are used for a specific program entirely funded by an individual vendor. If these specific requirements related to individual vendors are met, the consideration is accounted for as a reduction in the related expense category, such as advertising or selling and administrative expense. We provide numerous advertising programs to support vendors, including catalogs, television, radio, Internet, magazine, and newspaper advertising for which we receive consideration. Some of these programs relate to multiple vendors, while others are performed on behalf of individual vendors for specific projects.

     As a consequence of adopting EITF 02-16, we recorded $17.4 million of vendor consideration as a reduction of cost of sales in the third quarter of 2003. Excluding the impact of EITF 02-16, and therefore on a non-GAAP basis, the gross profit margin would have been 13.0% in the third quarter of 2003 compared to 13.6% in the third quarter of 2002. In the third quarter of 2002, the gross profit margin was positively impacted by unusually high sales of Microsoft Upgrade Advantage along with the related increased levels of vendor software rebates. We accounted for Upgrade Advantage on a net basis, so the method of accounting was similar to the method of accounting for commissions. Sales of Upgrade Advantage, therefore, had a positive impact on our gross profit margin, but did not have a significant impact on our sales. This version of Upgrade Advantage was only sold through July 31, 2002. The non-GAAP gross profit margin is included in this discussion to provide a meaningful comparison to prior periods.

     The gross profit margin depends on various factors, including vendor inventory price protection and rebate programs, product mix, including third party services, pricing strategies, market conditions, and other factors, any of which could result in a fluctuation of gross margins below recent experience.

     Selling and administrative expenses increased in the third quarter of 2003 to $84.7 million, compared to $67.2 million in the third quarter of 2002. Included in selling and administrative expenses in the third quarter of 2003 were $6.9 million of transaction and integration expenses related to the Micro Warehouse transactions. The primary drivers of the increase in selling and administrative expenses were payroll costs, employee-related costs, and other selling and administrative costs.

•	Payroll costs increased $10.4 million, including $2.0 million of expenses for former Micro Warehouse employees performing transition services. The remainder of the increase in payroll costs was due to an increase in our sales force during the quarter ended September 30, 2003. Our sales force includes account managers as well as product category specialists who provide consultation in areas requiring technical or specialized product expertise such as networking, security, data storage, and volume software licensing.

•	Employee-related costs (which includes items such as profit sharing, incentive awards and insurance) increased $1.1 million, including $0.4 million of expenses related to the Micro Warehouse transactions.

•	Other selling and administrative costs increased $5.1 million, including $4.4 million in severance and outplacement costs, customer satisfaction expenses, and legal and accounting advisory fees related to the Micro Warehouse transactions.

Selling and administrative expenses increased to 6.9% of net sales in the quarter ended September 30, 2003, from 5.8% in the same period of 2002.

     Net advertising expense increased to $19.0 million in the third quarter of 2003, compared to $0.9 million in the same period of 2002. This increase is primarily due to the adoption of EITF 02-16, which resulted in the reclassification of $17.1 million of vendor consideration to a reduction of cost of sales, which would previously have been recorded as a reduction of advertising expense. Additionally, $1.1 million of the increase is due to customer communication and advertising costs related to the Micro Warehouse transactions. Gross advertising expense increased slightly, to $24.8 million in the third quarter of 2003, compared to $24.5 million in the third quarter of 2002, while decreasing to 2.0% of net sales in the third quarter of 2003 compared to 2.1% of net sales in the same period of 2002. Excluding the impact of EITF 02-16, and therefore on a non-GAAP basis, cooperative advertising reimbursements decreased 2.8% to $22.9 million in the third quarter of 2003, compared to $23.6 million in the same period of 2002. This non-GAAP measurement is included to provide a meaningful comparison to prior periods.

     Consolidated operating income was $72.6 million in the third quarter of 2003, a decrease from $88.9 million in the third quarter of 2002. Consolidated operating income as a percentage of net sales decreased to 5.9% in the third quarter of 2003, compared to 7.7% in the same period of 2002. Corporate segment operating income was $63.7 million in the third quarter of 2003, a decrease from $83.7 million in the third quarter of 2002. The decrease in corporate segment operating income was due to reduced sales of Microsoft Upgrade Advantage, the reduced level of associated Microsoft vendor rebates and the $8.0 million of selling and administrative expenses and net advertising expenses related to the Micro Warehouse transactions. Public sector segment operating income was $8.8 million in the third quarter of 2003, an increase from $5.2 million in the third quarter of 2002. The increase in public sector segment operating income was due to increased sales, improved gross margin and the leveraging of our investment in additional sales force.

     Interest income, net of other expenses, decreased to $1.2 million in the third quarter of 2003, compared to $1.8 million in the third quarter of 2002, as higher levels of cash available for investing were offset by decreases in the rates of interest earned.

     The effective income tax rate, expressed as a percentage of income before income taxes, was 39.5% in the third quarter of 2003 and 2002.

     Net income in the third quarter of 2003 was $44.6 million, an 18.7% decrease from $54.9 million in the third quarter of 2002. Diluted earnings per share were $0.52 in the third quarter of 2003, a decrease of 17.5% from $0.63 in the third quarter of 2002.

Nine Month Period Ended September 30, 2003 Compared to Nine Month Period Ended September 30, 2002

     Net sales in the nine month period ended September 30, 2003 increased 3.3% to $3.316 billion, compared to $3.211 billion in the same period of 2002. Corporate segment sales decreased 0.9% to $2.530 billion in the first nine months of 2003 from $2.553 billion in the first nine months of 2002, and comprised 76.3% of our total net sales for the period. The decline in corporate segment sales was due to weak general economic conditions and reduced sales to consumer customers. Public sector segment sales increased 19.5% to $785.5 million in the first nine months of 2003 from $657.3 million in the first nine months of 2002, and comprised 23.7% of our total net sales for the period. The growth in our public sector segment was primarily due to our focused sales and marketing efforts in the federal, state and local government, and educational institution markets.

     In general, the average selling price of our products decreased from the first nine months of 2002, however, the impact of this decrease was more than offset by increased unit sales. We believe there may be future decreases in pricing for technology products during the remainder of 2003, resulting in a lower average invoice size. Such decreases require us to generate more orders and sell more units in order to maintain or increase the level of sales.

     Gross profit increased to $480.1 million in the first nine months of 2003, compared to $424.5 million in the same period of 2002. As a percentage of net sales, gross profit was 14.5% in the first nine months of 2003, compared to 13.2% in the first nine months of 2002. The increase in the gross profit percentage was primarily due to the adoption of EITF 02-16.

     As a consequence of adopting EITF 02-16, we recorded $45.3 million of vendor consideration as a reduction of cost of sales in the first nine months of 2003. Excluding the impact of EITF 02-16, and therefore on a non-GAAP basis, the gross profit margin would have been 13.1% in the first nine months of 2003 compared to 13.2% in the same period of 2002. The decrease in the gross profit margin was due to reduced sales of Microsoft Upgrade Advantage and a decrease in Microsoft vendor rebates. The non-GAAP gross profit margin is included in this discussion to provide a meaningful comparison to prior periods.

     Selling and administrative expenses increased in the first nine months of 2003 to $221.7 million, compared to $196.4 million in the first nine months of 2002. Included in selling and administrative expenses in the first nine months of 2003 were $6.9 million of transaction and integration expenses related to the Micro Warehouse transactions. The primary drivers of the increase in selling and administrative expenses were payroll costs and other selling and administrative costs.

•	Payroll costs increased $20.4 million, including $2.0 million of expenses for former Micro Warehouse employees performing transition services. The remainder of the increase in payroll costs was due to an increase in our sales force during the nine months ended September 30, 2003. Our sales force includes account managers as well as product category specialists who provide consultation in areas requiring technical or specialized product expertise such as networking, security, data storage and volume software licensing.

•	Other selling and administrative costs increased $4.1 million, resulting from $4.4 million in severance and outplacement costs, customer satisfaction expenses, and legal and accounting advisory fees related to the Micro Warehouse transactions.

Selling and administrative expenses increased to 6.7% of net sales in the nine months ended September 30, 2003, from 6.1% in the same period of 2002.

     Net advertising expense increased to $46.8 million in the first nine months of 2003, compared to $3.2 million in the same period of 2002. This increase is primarily due to the adoption of EITF 02-16, which resulted in the reclassification of $44.5 million of vendor consideration to a reduction of cost of sales, which would previously have been recorded as a reduction of advertising expense. Gross advertising expense increased slightly, to $69.1 million in the first nine months of 2003, compared to $67.8 million in the first nine months of 2002, while remaining consistent at 2.1% of net sales in the first nine months of 2003 and 2002. Excluding the impact of EITF 02-16, and therefore on a non-GAAP basis, cooperative advertising reimbursements increased 3.5% to $66.8 million in the first nine months of 2003, compared to $64.6 million in the same period of 2002. This non-GAAP measurement is included to provide a meaningful comparison to prior periods.

     Consolidated operating income was $211.5 million in the first nine months of 2003, a decrease from $224.8 million in the first nine months of 2002. Consolidated operating income as a percentage of net sales decreased to 6.4% in the first nine months of 2003 compared to 7.0% in the same period of 2002. Corporate segment operating income was $192.8 million in the first nine months of 2003, a decrease from $212.7 million in the first nine months of 2002. The decrease in corporate segment operating income was due to reduced sales of Microsoft Upgrade Advantage, the reduced level of Microsoft vendor rebates and the $8.0 million of selling and administrative expenses and net advertising expenses related to the Micro Warehouse transactions. Public sector segment operating income was $18.7 million in the first nine months of 2003, an increase from $12.1 million in the first nine months of 2002. The increase in public sector segment operating income was primarily due to increased sales.

     Interest income, net of other expenses, decreased to $4.4 million in the first nine months of 2003, compared to $6.1 million in the same period of 2002, as higher levels of cash available for investing were offset by decreases in the rates of interest earned.

     The effective income tax rate, expressed as a percentage of income before income taxes, was 39.5% in the first six months of 2003 and 2002.

     Net income in the first nine months of 2003 was $130.6 million, a 6.5% decrease from $139.7 million in the first nine months of 2002. Diluted earnings per share were $1.52 in the first nine months of 2003, a decrease of 3.2% from $1.57 in the first nine months of 2002.

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

Liquidity and Capital Resources

Working Capital

     We have historically financed our operations and capital expenditures primarily through cash flows from operations. At September 30, 2003, we had cash, cash equivalents, and marketable securities of $529.0 million and working capital of $921.2 million, representing an increase of $24.4 million in cash, cash equivalents, and marketable securities and an increase of $74.2 million in working capital from December 31, 2002. The increase in working capital was primarily a result of increases in cash and cash equivalents, marketable securities, accounts receivable, and inventory, partially offset by increases in accounts payable and accrued liabilities.

     We have an aggregate $70 million available pursuant to two $35 million unsecured lines of credit with two financial institutions. One line of credit expires in June 2004, at which time we intend to renew the line, and the other does not have a fixed expiration date. Borrowings under the first credit facility bear interest at the prime rate less 2 1/2%, LIBOR plus 1/2% or the federal funds rate plus 1/2%, as determined by the Company. Borrowings under the second credit facility bear interest at the prime rate less 2 1/2%, LIBOR plus .45% or the federal funds rate plus .45%, as determined by the Company. At September 30, 2003, there were no borrowings under either of the credit facilities.

     We have entered into security agreements with certain financial institutions (“Flooring Companies”) in order to facilitate the purchase of inventory from various suppliers under certain terms and conditions. The agreements allowed for a maximum credit line of $64 million collateralized by inventory purchases financed by the Flooring Companies. At September 30, 2003, all amounts owed the Flooring Companies were included in trade accounts payable.

     In January 2001, our Board of Directors authorized the purchase of up to 5,000,000 shares of our common stock. From January 2001 through September 30, 2002, we purchased the 5,000,000 shares authorized to be repurchased at a total cost of $204.6 million (an average price of $40.92 per share).

     In July 2002, our Board of Directors authorized another share repurchase program of up to 2,500,000 shares of our common stock. These purchases may be made from time to time in both the open market and private transactions, as conditions warrant. This program will remain in effect through July 2004, unless earlier terminated by the Board or completed. Under this repurchase program, we purchased 1,852,424 shares of our common stock during the nine month period ended September 30, 2003, at a total cost of $76.3 million (an average price of $41.20 per share). From July 2002 through September 30, 2003, we purchased 2,360,800 shares of our common stock under this program at a total cost of $98.2 million (an average price of $41.59 per share).

     In July 2003, our Board of Directors authorized a new share repurchase program of up to 2,500,000 shares of our common stock. These purchases may be made from time to time in both open market and private transactions, as conditions warrant. This new repurchase program is expected to remain in effect through July 2005, unless earlier terminated by the Board or completed. As of September 30, 2003, no purchases have been made under this new program.

     Repurchased shares are held in treasury pending use for general corporate purposes, including issuances under various employee stock plans.

     On July 23, 2003, our Board of Directors declared an annual cash dividend to shareholders. The initial dividend of $0.30 per share, totaling $24.9 million, was paid on September 26, 2003, to shareholders of record on September 12, 2003. In future years, we plan to announce a dividend following the annual shareholders meeting, typically held in May.

     Our current and anticipated uses of our cash, cash equivalents, and marketable securities are to fund growth in working capital and capital expenditures necessary to support future growth in sales, our stock buyback programs, dividends, and possible expansion through acquisitions. We believe that the funds held in cash, cash equivalents, and marketable securities, and funds available under the credit facilities, will be sufficient to fund our working capital and cash requirements at least through September 30, 2004.

Cash Flows for the Nine Month Period Ended September 30, 2003

     Net cash provided by operating activities was $137.5 million in the nine month period ended September 30, 2003. The primary factors that affected our cash flow from operations were net income, changes in accounts receivable, merchandise inventory and accounts payable, and tax benefits from stock options and restricted stock transactions. Accounts receivable increased from $333.1 million at December 31, 2002 to $455.6 million at September 30, 2003. Days sales outstanding was 34 for the third quarter of 2003, compared with 29 for the third quarter of 2002. The increase in accounts receivable was due to higher sales, particularly toward the end of the third quarter, and sales added as a result of the Micro Warehouse transactions. Merchandise inventory increased from $150.8 million at December 31, 2002 to $190.0 million at September 30, 2003. The increase in merchandise inventory was primarily to support higher sales volume. Accounts payable increased to $210.5 million at September 30, 2003, compared with $102.8 million at December 31, 2002. The accounts payable balance fluctuates due to our normal cycle of payments. The increase in accounts payable at September 30, 2003 was due in part to this periodic fluctuation. Additionally, accounts payable increased due to increased purchases of inventory to support higher sales toward the end of the third quarter. Cash provided by operating activities in the first nine months of 2003 was positively impacted by a $31.2 million tax benefit recorded to paid-in capital, relating to the exercise of options pursuant to the various stock-based employee compensation plans, including $17.4 million related to the exercise of options by two former executive officers.

     Net cash provided by investing activities for the nine month period ended September 30, 2003 was $18.5 million, including $45.9 million in proceeds from redemptions of investments in marketable securities, partially offset by $22.1 million used to purchase selected U.S. assets and the Canadian operations of Micro Warehouse and $8.3 million used for capital expenditures. At September 30, 2003, we had a $2.6 million net investment in and loan to CDW-L, a joint venture between CDW Capital Corporation (“CDWCC”), a wholly-owned subsidiary of the Company, and First Portland Corporation (“FIRSTCORP”), an unrelated third party leasing company. During the first quarter of 2003, FIRSTCORP was acquired by IFC Credit Corporation. We use the equity method to account for our investment in CDW-L. Effective May 1, 2002, we decided to stop originating new leases with this venture and began to refer customers to independent leasing sources, including FIRSTCORP and several manufacturer captive entities. The existing leases in CDW-L’s portfolio will be held until maturity, with the majority expiring prior to December 31, 2004. Pursuant to a loan agreement between CDWCC and CDW-L, CDWCC had previously committed up to $10 million in loans to CDW-L. On September 5, 2002, CDWCC terminated its loan commitment. Repayment of the outstanding loans may be made through cash flow from operations after debt service on subordinated loans outstanding from financial institutions. At September 30, 2003, $0.9 million was outstanding under this loan agreement, $0.2 million of which is subordinated to loans from financial institutions.

     Net cash used in financing activities for the nine month period ended September 30, 2003 was $85.0 million. This includes the repurchase of 1,852,424 shares of our common stock at a total cost of $76.3 million and the payment of cash dividends totaling $24.9 million. These payments were partially offset by proceeds of $14.0 million from the exercise of stock options under our various stock option plans and $2.2 million from the issuance of common stock in connection with the Employee Stock Purchase Plan.

Recently Issued or Newly Adopted Accounting Standards

     Emerging Issues Task Force (“EITF”) Issue No. 02-16, “Accounting for Consideration Received from a Vendor by a Customer (Including a Reseller of the Vendor’s Products)” (“EITF 02-16”) became effective for the Company on January 1, 2003. EITF 02-16 requires that consideration received from vendors, such as advertising support funds, be accounted for as a reduction to cost of sales when recognized in the reseller’s income statement unless certain conditions are met showing that the funds are used for a specific program entirely funded by an individual vendor. If these specific requirements related to individual vendors are met, the consideration is accounted for as a reduction in the related expense category, such as advertising or selling and administrative expense. EITF 02-16 applies to all agreements modified or entered into on or after January 1, 2003. As a result of prospectively adopting EITF 02-16, we recorded $17.4 million and $45.3 million of vendor consideration as a reduction of cost of sales in the three and nine month periods ended September 30, 2003, respectively. Adopting EITF 02-16 had no impact on our operating profit, as the vendor consideration recorded as a reduction of cost of sales would previously have been recorded as a reduction of advertising expense and selling and administrative expense.

     In November 2002, the EITF published Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”), which addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. EITF 00-21 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. EITF 00-21 was effective for the Company for revenue arrangements entered into beginning July 1, 2003. The adoption of EITF 00-21 had no impact on our 2003 consolidated financial statements.

     In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB 51” (“FIN 46”). FIN 46 requires that the assets, liabilities and results of the activity of variable interest entities be consolidated into the financial statements of the company that has the controlling financial interest. FIN 46 also provides the framework for determining whether a variable interest entity should be consolidated based on voting interests or significant financial support provided to it. FIN 46 was effective for the Company on February 1, 2003 for variable interest entities created after January 31, 2003. For variable interest entities created prior to February 1, 2003, the FASB deferred the implementation date of FIN 46 to December 15, 2003. We do not expect the adoption of FIN 46 to have a material impact on our 2003 consolidated financial statements.

     Any statements in this report that are forward-looking (that is, not historical in nature) are made pursuant to the safe harbor provisions of The Private Securities Litigation Reform Act of 1995. Such forward-looking statements include, for example, statements concerning the Company’s sales, gross profit as a percentage of sales, advertising expense and cooperative advertising reimbursements. In addition, words such as “likely,” “may,” “would,” “could,” “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” and similar expressions, may identify forward-looking statements in this report. Forward-looking statements in this report are based on the Company’s beliefs and expectations as of the date of this report and are subject to risks and uncertainties, including those described below, which may have a significant impact on the Company’s business, operating results or financial condition. Investors are cautioned that these forward-looking statements are inherently uncertain. Should one or more of the risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described herein. The following factors, among others, may have an impact on the accuracy of the forward-looking statements contained in this report: the continued acceptance of the Company’s distribution channel by vendors and customers, the timely availability and acceptance of new products, continuation of key vendor relationships and support programs, the continuing development, maintenance and operation of the Company’s I.T. systems, changes and uncertainties in economic conditions that could affect the rate of I.T. spending by the Company’s customers, changes in pricing by our vendors, the ability of the Company to hire and retain qualified account managers and any additional factors described from time to time in the Company’s filings with the Securities and Exchange Commission. These among other factors are discussed in further detail in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, which was filed with the Securities and Exchange Commission on March 28, 2003, and which discussion is incorporated by reference herein. In addition, there are a number of risks associated with our recent Micro Warehouse transaction. For example, there is no guarantee that the acquisition will have the benefits we anticipate, that we will not encounter difficulty in the integration of the acquired assets and new personnel, that we will not be exposed to unanticipated liabilities arising from the acquisition or that the acquisition will not cause disruption to our existing business.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     There has been no material change from the information provided in Item 7a of the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

Item 4. Controls and Procedures

(a)	The Company’s Chief Executive Officer and its Chief Financial Officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15 d-14(c)) as of the end of the period covered by this quarterly report (the “Evaluation Date”), have concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company would be made known to them by others within the Company, particularly during the period in which this quarterly report was being prepared.

(b)	There was no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended September 30, 2003 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits:

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a—14(a) under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a—14(a) under the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C 1350

(b)	Reports on Form 8-K:

(i)	We filed a Current Report on Form 8-K on July 16, 2003 furnishing a Press Release announcing our second quarter 2003 earnings under Item 12.

(ii)	We filed a Current Report on Form 8-K on July 24, 2003 furnishing a Press Release announcing a cash dividend and share repurchase program under Item 5.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CDW CORPORATION

Date: November 13, 2003	/s/	Barbara A. Klein
	By:	Barbara A. Klein Senior Vice President and Chief Financial Officer (Duly authorized officer and principal financial officer)