Form 10-K
period 2003-12-31
CDW CORP
filed 2004-03-12
CIK 899171

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

As of June 30, 2003, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the common stock held by non-affiliates was approximately $2.740 billion, based upon the closing market price per share of $45.81.

As of March 9, 2004, the registrant had 84,120,776 shares of common stock, $0.01 par value, outstanding.

Documents Incorporated by Reference

Portions of the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 20, 2004, to be filed not later than April 29, 2004, are incorporated by reference into Part III.

CDW CORPORATION
FORM 10-K ANNUAL REPORT
FOR THE YEAR ENDED DECEMBER 31, 2003
INDEX

i

PART I

Item 1.     Business.

General

     CDW Corporation (collectively with its subsidiaries, “CDW” or the “Company”) is a leading direct marketer of multi-brand computers and related technology products and services in the United States. The Company was founded in 1984 and reincorporated in 1995 in Illinois. In May 2003, our shareholders approved changing the name of the Company to CDW Corporation from CDW Computer Centers, Inc. The name change became effective on June 18, 2003. Our extensive offering of products, including hardware and peripherals, software, accessories and other products, combined with our service offerings, provide comprehensive solutions for our customers’ technology needs. We offer customers a broad range of technology products from leading vendors such as Apple, Cisco, Hewlett-Packard, IBM, Intel, Microsoft, Sony and Toshiba, among others. Our high volume, cost-efficient operations, supported by our proprietary information technology systems, enable us to offer these products at competitive prices combined with a high level of service. We provide a variety of value-added services and web-based tools to our customers, including the ability to custom configure multi-branded solutions, manage software licenses through our Software License Tracker tool and track tagged assets through our IT Asset Management Tracking Database. We also offer technical support 24 hours a day, 7 days a week to our customers.

     During September 2003, we purchased selected U.S. assets and the Canadian operations of Micro Warehouse, a reseller of computers, software and peripheral products. The U.S. transaction was completed on September 9, 2003. The purchase price of the assets acquired in the U.S. transaction, including inventory, fixed assets and customer lists, was $20.0 million. The purchase of the Canadian operations was completed on September 23, 2003, for a purchase price of $2.7 million.

     Building on the Micro Warehouse transactions, we expanded our customer base, increased our penetration in the public sector and the eastern half of the U.S., and extended our growth platform into Canada.

     For financial reporting purposes, we have two operating segments, corporate and public sector. Our corporate customers are concentrated in the small to medium business (SMB) category, which is generally comprised of businesses that have less than 1,000 employees at a single location. Our public sector customers are comprised of federal, state and local government entities and educational institutions who are served by CDW Government, Inc. (“CDW-G”), a wholly-owned subsidiary. (See Note 17 to the Consolidated Financial Statements for certain financial information regarding our two operating segments.)

     For the year ended December 31, 2003, we served approximately 416,000 commercial customers, defined as public sector and corporate customers excluding consumers, which comprised 98% of our total net sales. We focus on generating repeat sales from existing customers while also generating sales from new customers. We create a high degree of customer loyalty through our relationship-focused account managers. These account managers become knowledgeable about customer needs and assist customers by providing advice on the selection and configuration of multi-branded technology solutions.

     We market to current and prospective customers through our catalogs, other direct mail programs, product advertisements in computer trade magazines and other publications, our Web sites and various Web advertising vehicles. Additionally, we promote the CDW brand on a national basis through our branding campaign, which includes television, print media and other activities. Our marketing efforts are integrated with a proactive outbound calling program by our account managers. We also focus significant efforts on developing and expanding our E-business initiatives. These initiatives include CDW.com , CDWG.com and macwarehouse.com (our Web sites), and CDW@work and CDWG@work (our extranets), which are customized Web sites for our commercial customers.

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

     Electronic versions of CDW’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to these reports are available free of charge through our Web site, CDW.com, as soon as reasonably practicable after we electronically file these reports with the Securities and Exchange Commission.

Business Strategy

     Our business strategy is to be a high volume, cost-efficient direct marketer of multi-brand, competitively-priced computers and related technology products and services, while providing a high level of support to our customers. We believe that the following factors are of principal importance in our ability to implement this business strategy:

     Multi-Branded Solutions. We offer more than 80,000 products, which include a wide range of products from leading manufacturers including Apple, Cisco, Hewlett-Packard, IBM, Intel, Microsoft, Sony, Toshiba and others. With this broad selection of products, we can provide our customers with fully-integrated, multi-branded technology solutions and the convenience of one-stop shopping. We also continuously review and enhance our product mix based on new product introductions and the needs of our customers.

     Customer Focus. We focus our sales and marketing efforts on attracting and serving commercial customers. We believe commercial customers typically have ongoing requirements to purchase sophisticated products and systems and value our relationship-based approach and high level of service. Our field sales force actively calls on commercial customers and prospects in person to augment our inside sales force. We also reach our customers through our customized Web sites, CDW@work and CDWG@work.

     Competitive Pricing. We are able to offer our customers competitive prices due to our low cost structure, efficient distribution methods, ability to purchase products directly from manufacturers and economies of scale in purchasing products. Our size and financial strength allow us to negotiate advantageous purchasing terms and earn vendor rebates and incentives.

     Marketing. We use a marketing mix of direct response activities, including our catalogs and trade magazine advertising, combined with a multifaceted branding campaign, including national television advertising. These activities are intended to generate customer response and a high level of awareness of CDW. Our marketing activities are directed to commercial customers and the decision makers in commercial organizations.

     Customer Service. We have over 1,900 account managers and sales specialists who are highly trained in the Company’s products, systems and philosophies, enabling them to provide a high level of customer service. We assign an account manager to each customer. Account managers obtain an understanding of their customers’ businesses and technology systems and are able to recommend integrated product solutions based on customer needs, past purchases and technological developments. Our account managers provide a high level of customer service utilizing CDW’s proprietary customer relationship management system. Customers also benefit from specialty sales support teams that have in-depth knowledge of and experience with complex technology products and applications, such as network solutions, storage applications and software licenses.

     Custom Configuration. We offer custom configuration services such as the installation of accessories and expansion products, loading of software, imaging for custom applications and configuration of network operating systems. Our custom configuration services benefit our customers by reducing the cost and time necessary to deploy new products into their existing technology environment.

     Technical Support. Our technical staff is well-trained and maintains high levels of professional certification from product manufacturers. We employ a technical staff of more than 140 with over 400 manufacturer certifications to assist our customers with technical questions and issues during regular business hours. We offer technical support services by telephone 24 hours a day, 7 days a week. We believe that our commitment to service at the time of sale and after the purchase maximizes sales opportunities and encourages repeat customers.

     Information Technology. We use proprietary, real-time information technology systems which centralize management of key functions and generate daily operating reports enabling management to identify and respond quickly to internal changes and trends in the industry and to provide high levels of customer satisfaction. We integrate our real-time systems with CDW.com , CDWG.com and macwarehouse.com, our Web sites, providing real-time information for our customers.

     Effective Inventory Control. Our management information systems, purchasing system, radio frequency-based cycle counting system and use of vendor stock balancing and price protection programs allow us to minimize our investment in inventory and to reduce inventory discrepancies and the risk of obsolescence while meeting customer needs.

     High Quality Coworkers. We strive to attract, retain and motivate high quality coworkers and provide our coworkers with financial incentives designed to maximize performance and productivity. Our objective is, whenever possible, to promote coworkers from within the Company to positions of increased responsibility. Examples of rewards and motivations for our coworkers include short-term incentive programs, stock-based compensation and an on-site childcare and fitness center facility at our Vernon Hills, Illinois headquarters.

Product Offering

     We sell multi-brand computers and related technology products, including hardware and peripherals, software, accessories and other products, for use with microcomputers based on a variety of operating platforms, including Microsoft, Apple, Linux, Novel, Unix and others. Aggressive inventory management allows us to limit our on-hand inventory and ship orders generally on a same-day basis.

     We continually seek to expand and improve our relationships with manufacturers as well as increase the number of products which we are authorized to sell.

Purchasing and Vendor Relationships

     We purchase products for resale both directly from manufacturers and indirectly through distributors and other sources, all of whom we consider our vendors. During 2003, we purchased approximately 53% of the products we sold directly from manufacturers and the remaining amount from distributors and other sources. We believe that effective purchasing from a diverse vendor base is a key element of our business strategy. For the year ended December 31, 2003, purchases from distributors Tech Data and Ingram Micro each represented approximately 15% of our total purchases. Additionally, in 2003, sales of products manufactured by Hewlett-Packard comprised approximately 28% of our total sales.

     Our marketing and purchasing staffs work together to identify reliable, high-quality suppliers of products, then actively negotiate to achieve the lowest possible cost and expand vendor incentive programs. We seek to establish strong relationships with our vendors, and employ a policy of paying vendors within stated terms and taking advantage of all appropriate discounts. Several of our leading vendors, such as Hewlett-Packard, IBM and Microsoft, have full-time product specialists on-site at our facilities.

     We are authorized by manufacturers to sell via direct marketing all or selected products offered by the manufacturer. Our authorization with each manufacturer provides for certain terms and conditions, which may include one or more of the following: product return privileges, price protection policies, purchase discounts and vendor incentive programs, such as purchase or sales rebates, and cooperative advertising reimbursements. Vendors also periodically offer us opportunities to purchase a large amount of product at reduced prices.

     Vendor incentive programs are at the discretion of the vendors and usually require the achievement of a specified sales volume or growth rate to qualify for all, or some, of the incentive programs.

Inventory Management/Distribution

     We apply our proprietary information technology systems to manage our inventory in an aggressive, cost-efficient manner, resulting in a rapid-turn inventory model. Our information technology systems provide information on each item of inventory from the time it is ordered until it is shipped to a customer. We generally only stock items that have attained a minimum sales volume. All of our inventory items contain UPC bar codes that are matched to our internal product codes which allow the systems to track and discern trends with respect to product movement and inventory obsolescence. We also use vendor stock balancing and price protection programs to minimize our investment in inventory.

     Our distribution process is highly automated. Once a customer order is received, either by phone, online or by fax, it is processed for credit approval. After credit approval is received, orders are automatically routed to our warehouse for shipping. All product picking is performed using bar-coded labels, UPC bar codes and radio frequency scanning. All product shipments travel through our warehouse on automatic conveyor systems with in-line scanning and are subject to numerous quality control checks. Our sorting system automatically provides a final quality control check and directs boxes to the appropriate commercial carrier.

     We believe that the Chicago metropolitan area is an excellent location for our distribution center as it is centrally located for purposes of shipping products throughout the United States and provides timely access to our principal distributors. Our location enables us to obtain non-stocked items for same-day shipping. We believe that competitive sources of supply are available in substantially all of the merchandise categories we carry.

Marketing and Advertising Activities

     We market to our current and prospective customers using catalogs, promotional mail campaigns, advertising and a proactive outbound calling program. In addition, we promote the CDW brand through a national branding campaign, which includes print media, television advertisements and other activities.

     Catalogs are one of our main advertising vehicles and our catalog strategy has evolved to include specialty catalogs for products such as networking communications and software. Our main catalog also includes articles about noteworthy technology developments and interviews with industry executives. We also hold a Customer Technology Seminar Series, hosting representatives from industry manufacturers and influential persons in the technology field who discuss the latest information technology issues with our customers. Customers who are unable to attend the series can access the presentations on the Company’s Web sites.

     As a result of our relationships with our vendors, a substantial portion of our advertising and marketing expenses are reimbursed through cooperative advertising reimbursement programs. These cooperative advertising programs are at the discretion of our vendors and are typically tied to sales or purchasing volumes and other commitments required to be met by the Company. To measure the effectiveness of our various marketing activities, we track responses to our efforts by a variety of means. We use this information to further refine our marketing strategy and to develop more effective programs.

E-business

     We utilize our Web sites and extranets to implement our business strategy. Our objective is to make it easy for our customers to transact business with the Company and ultimately to enhance our customer relationships. Our Web sites include many advanced features to attract new customers and produce sales, including more than 80,000 computer products to search and order online, advanced search capabilities, product specifications, and information on product availability and pricing. During 2003 and 2002, we generated $1,056.8 million and $829.2 million, respectively, of direct online sales over our Web sites, representing approximately 23% and 19% of total sales, respectively. We also offer side-by-side product comparisons, links to product reviews, newsworthy announcements, personalized access and customized two-way interaction that allows our customers to check the status of their orders.

     We continue to enhance our award-winning, customized Web sites, marketed as CDW@work and CDWG@work extranets. These sites give customers online access to information such as order and shipping status, payment details, purchase history and details about their dedicated CDW or CDW-G account team. Customers may also use their sites to automate technology purchasing procedures, manage software licenses, inventory asset-tagged items, reprint invoices and retrieve quotes prepared by their account managers. In addition, we have, through our strong relationships with vendors, arranged for links between vendors’ Web sites and our own. Many customers use the extranets to gather product information, including pricing and availability, and then follow up with their account managers to access the account managers’ knowledge base regarding product compatibility and other information. In 2003 and 2002, sales to customers with active extranets, including online orders and those placed directly with account managers, totaled approximately $3.2 billion and $3.0 billion, respectively, representing approximately 68% and 70% of total sales, respectively.

Sales Activities and Order Fulfillment

     Our success is due in part to the strength of the relationships our account managers develop with our customers by responding to customer inquiries, providing advice on products, and proactively calling existing and potential new customers. Our account managers are trained in Company systems and philosophies, have in-depth product knowledge and are motivated to maximize gross profit and provide high levels of customer service. All account managers are graduates of our proprietary sales training program which is part of CDW University, our company-wide training program with colleges of specialization. New account managers are immersed in the University’s College of Sales and complete an intensive sales consulting, product training, systems and customer service curriculum. We seek to build customer relationships by generally assigning each customer to the account manager who first serves the customer. Upon subsequent calls to CDW, the customer is directed to its account manager for assistance. In the spirit of teamwork, account managers are encouraged to cooperate and work together to maximize gross profit and customer satisfaction.

     Each catalog and advertisement distributed by the Company bears a toll-free number and Web site address to be used by customers in contacting CDW to place a product order. Telephone calls are answered by account managers who utilize on-line computer terminals to retrieve information regarding product characteristics, cost and availability and to enter customer orders. Account managers enter orders on-line into a computerized order fulfillment system which updates our customer purchase history. Computer processing of orders is performed immediately following the placement of the order and upon receipt of credit approval. We ship most credit approved orders on the day the order is received. We generally ship products to customers by Airborne, A.I.T., DHL, Eagle, FedEx, FedEx Ground, United Parcel Service and other commercial delivery services and invoice customers for shipping charges.

Customers

     We served approximately 416,000 commercial customers for the year ended December 31, 2003 and sales to our commercial customers accounted for approximately 98% of total net sales. We are not dependent on any one customer. For the year ended December 31, 2003, our largest customer comprised only .39% of net sales and our top five customers comprised approximately 1.18% of net sales. Our corporate customers are primarily small and medium size businesses that generally have less than 1,000 employees at a single location. We also serve larger corporate customers, including FORTUNE 1000 companies, as either a primary or secondary vendor. CDW-G, which conducts the Company’s public sector business, focuses on meeting the technology needs of federal, state and local governments, and educational institutions.

     Our customers are located almost entirely in the United States. In 2003, approximately 10% of our net sales were to customers in Illinois, approximately 34% were to customers in the eastern United States, approximately 20% were to customers in the southern United States, approximately 20% were to customers in the western United States and approximately 15% were to customers in the midwestern United States (excluding Illinois). Approximately 1% of our sales in 2003 were to customers outside of the continental United States.

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

     Our technical support staff is well trained and maintains high levels of professional certification from manufacturers relating to the products we sell, including that of Microsoft Certified Systems Engineer (MCSE) and Novell Certified Network Engineer. Our technical support staff is motivated to obtain high certification levels, as they are compensated, in part, on the levels of those certifications. Technical support is available by telephone 24 hours a day, 7 days a week to assist customers with technical problems or answer questions in order to increase customer satisfaction and reduce product returns. We have developed a proprietary customer service tracking system to ensure that customer-initiated service requests are responded to rapidly. As a result, substantially all customer service calls are answered in one minute or less.

Information Technology Systems

     Our information technology systems are a key element in our ability to maintain what we believe is the lowest cost structure among multi-brand direct marketers of computers and related technology products and services in the U.S. We have developed and operate customized information technology and telephony systems. Collectively, these systems allow for centralized management of key functions, including inventory management, collection of accounts receivable, purchasing, sales and distribution. Additionally, our systems enable the preparation of daily operating reports which provide thorough, detailed and timely information regarding key aspects of our business. Our proprietary information technology systems enable us to enhance productivity, ship customer orders on a same-day basis, respond quickly to industry changes and provide high levels of customer service. Historical customer orders are tracked within our system so that we can provide our customers with updates regarding product upgrades and other information relating to the products they purchase from the Company.

     Our success is dependent on the accuracy and proper utilization of our information technology and telephony systems. We anticipate that we will continue to upgrade the software and hardware for our current information technology systems. In addition, our ability to adapt our systems to changes in the competitive environment or to take advantage of additional automation is dependent on our ability to recruit and retain qualified information technology professionals.

Coworkers, Training and Culture

     At December 31, 2003, we employed approximately 3,700 coworkers. We consider our coworker relations to be excellent. No coworkers are covered by collective bargaining agreements.

     We emphasize the recruiting, training and development of high quality coworkers throughout our organization. Our objective is to promote coworkers from within the Company to positions of increased responsibility, whenever possible. We develop our coworkers through CDW University, our company-wide training program with colleges of specialization. The colleges of CDW University provide specialized training in sales and relationship-building techniques, technical certifications, leadership development skills and interpersonal and professional skills.

     We strive to create a supportive and rewarding work environment. In 2004, we were named by FORTUNE magazine as one of the “100 Best Places to Work in America” for the sixth consecutive year. For the second consecutive year, we were the highest ranked FORTUNE 500 company on this list. Our Vernon Hills facility offers an on-site childcare and fitness center, on-site dry cleaning, private rooms for nursing mothers and a series of English language classes for coworkers who speak English as a second language. CDW coworkers are encouraged to provide their thoughts and concerns regarding the Company directly to management, including through our whistleblower hotline.

Incentive and Regular Compensation Arrangements

     Compensation Arrangements. Our coworkers are compensated on a basis that rewards performance and the achievement of identified goals. For example, account managers generally receive compensation pursuant to a monthly commission schedule which is based on the gross profit they generate. Account managers have the authority to negotiate and adjust prices for products, provided that the product is sold at a price which meets established management guidelines and pursuant to various contracted prices, where applicable. Account managers have the opportunity to achieve relatively high compensation levels and have historically shown increased productivity as training and experience levels increase. In addition, most coworkers, excluding the Company’s sales force, are eligible for monthly, quarterly or annual bonus programs that are tied to achieving certain goals. We believe that these incentives positively impact the Company’s performance and profitability.

     Coworker Bonus, Stock Option and Restricted Stock Plans. In addition to regular compensation, we provide coworkers with additional long-term incentives designed to maximize performance and productivity. To this end, we have adopted various stock-based compensation plans which enable coworkers to share in the Company’s success through appreciation in the value of the Company’s stock. We reward every coworker with an annual stock option grant as a part of their compensation.

Business Technology Centers

     We currently operate two Business Technology Centers allowing local customers an opportunity to examine products prior to purchase, meet face-to-face with our sales or technical coworkers and pick up products they have ordered over the phone or online. One of these centers is located at our main facility in Vernon Hills, Illinois, and the other is located in Chicago, Illinois. These centers occupy approximately 5,100 square feet each.

Trademarks and Trade Names

     We conduct business under a number of trademarks, trade names and service marks, some of which are registered, including “CDW,” “CDW. The Right Technology. Right Away.,” “CDW@work,” “CDW-G,” “CDW-G@work,” and “CDW Mac Warehouse.” We have taken steps to register and protect these marks and believe they have significant value and are important factors in our marketing programs.

Certain Factors Affecting CDW’s Business

     There are many factors that affect our business and the results of operations, some of which are beyond our control. The following is a description of some important factors that may cause the actual results of operations in future periods to differ materially from those currently expected or desired.

     Our sales and profitability may be affected by changes in the economic environment and other factors. There are many factors which could affect our business, including:

•	the capital and technology spending patterns of existing and prospective customers;
•	general economic trends;
•	the addition of new customers and further penetration of our existing customer base;
•	the productivity and retention of our account managers;
•	the optimization of our product mix;
•	the availability of products from our vendors;
•	the successful development of new technology and products by equipment manufacturers and software developers; and

•	new competitors and new forms of competition.

     Our business depends on our vendor relationships and the availability of products. We purchase products for resale both directly from manufacturers and indirectly through distributors and other sources, all of whom we consider our vendors. During 2003, we purchased approximately 53% of the products we sold directly from manufacturers and the remaining amount from distributors and other sources. We are authorized by manufacturers to sell all or some of their products via direct marketing activities. Our authorization with each manufacturer is subject to specific terms and conditions regarding such things as product return privileges, price protection policies, purchase discounts and vendor incentive programs including purchase rebates, sales volume rebates and cooperative advertising reimbursements.

     From time to time, vendors may terminate our right to sell some or all of their products or change these terms and conditions or reduce or discontinue the incentives that they offer us. Any such termination or the implementation of such changes could have a negative impact on our operating income. Additionally, some products are subject to manufacturer allocation, which limits the number of units of those products that are available to resellers, including us.

     Sales of Cisco, Hewlett-Packard, IBM, Microsoft, Sony and Toshiba products comprise a substantial portion of our sales. In 2003, sales of products manufactured by Hewlett-Packard represented approximately 28% of our total sales and, therefore, we are dependent on the economic condition and product competitiveness of, and our business relationship with, this manufacturer in particular. In addition, although we purchase from a diverse vendor base, in 2003, products we purchased from distributors Tech Data and Ingram Micro each represented approximately 15% of our total purchases. The loss of, or change in business relationship with, any of these or any other key vendors, or the diminished availability of their products, could reduce the supply and increase the costs of products we sell and negatively impact our competitive position. Additionally, the relocation of key distributors utilized in our purchasing model could adversely impact our results of operations. Although to date mergers among manufacturers have not had an adverse impact on our business and results of operations, further consolidation could adversely impact us.

     The success of our business depends on the continuing development, maintenance and operation of our information technology systems. Our success is dependent on the accuracy, proper utilization and continuing development of our information technology systems, including our business application systems, Web servers and telephony system. The quality and our utilization of the information generated by our information technology systems, and our success in implementing new systems and upgrades, affects, among other things, our ability to:

•	conduct business with our customers;
•	manage our inventory and accounts receivable;
•	purchase, sell, ship and invoice our products efficiently and on a timely basis; and
•	maintain our cost-efficient operating model.

     The integrity of our information technology systems is vulnerable to certain forms of disaster including, but not limited to, natural disasters such as tornadoes. While we have taken steps to protect our information technology systems from a variety of threats, including computer viruses and malicious hackers, there can be no guarantee that those steps will be effective. Furthermore, although we have redundant systems at a separate location to back up our primary application systems, there can be no assurance that these redundant systems will operate properly if and when required. Any disruption to or infiltration of our information technology systems could significantly harm our business and results of operations.

     Our sales are dependent on the continued development of new technologies and products. The market for computers and related technology products and services has evolved as a result of the development of new technologies that are transformed by manufacturers into new products and applications. We have been and will continue to be dependent on the development of new technologies and products by manufacturers, as well as the acceptance of those technologies and products by customers. A decrease in the rate of development of new technologies and new products by manufacturers, or the lack of acceptance of those technologies and products by customers, could have an adverse effect on our business and results of operations.

     We would be adversely affected if we are not able to expand or retain our sales force or if we are not able to maintain or increase their productivity. Our statistics show that the level of sales achieved by our account managers increases with the number of years of experience they have with us. Our rate of sales growth and our operating results would be negatively affected if we are unable to expand the size of our sales force, if the turnover rate of account managers increases from relatively constant historical levels or if the sales volumes achieved by our account managers do not increase with experience.

     Substantial competition could reduce our market share and significantly harm our financial performance. The market for computers and related technology products and accessories is highly competitive. Our competition includes;

•	national direct marketers, such as Insight Enterprises, PC Connection, PC Mall and Zones;
•	manufacturers, such as Dell, who sell directly to customers;
•	computer superstores, such as CompUSA;
•	government resellers, such as GTSI;
•	consumer electronic and office supply superstores, such as Best Buy, Circuit City, Office Depot, Office Max and Staples;
•	value-added resellers;
•	corporate resellers; and
•	Web resellers, such as Amazon.com and Buy.com.

     Some of our hardware and software vendors, such as Hewlett-Packard and IBM, have sold, and continue to intensify their efforts to sell, their products directly to customers. In addition, some software manufacturers have developed, and may continue to develop, sales methods that directly provide customers with subscription-based software programs and packages. If either of these trends becomes more prevalent, it could adversely affect our sales growth and profitability.

     We believe that competition may increase in the future, which could require us to reduce prices, increase advertising expenditures or take other actions which may have an adverse effect on our operating results. Some of our competitors have reduced their prices in an attempt to stimulate sales. Decreasing prices of computers and related technology products and accessories resulting from competition and technological changes require us to sell a greater number of products to achieve the same level of net sales and gross profit. If this trend continues and we are unable to attract new customers and sell increased quantities of products, our sales growth and profitability could be adversely affected.

     We are exposed to inventory risks. We are exposed to inventory risks as a result of the rapid technological changes that affect the market and pricing for the products we sell. We seek to minimize our inventory exposure through a variety of inventory management procedures and policies, including our rapid-turn inventory model, as well as vendor price protection and product return programs. However, if we were unable to maintain our rapid-turn inventory model, if there were unforeseen product developments or if vendors were to change their terms and conditions, our inventory risks could increase. We also periodically take advantage of cost savings associated with certain opportunistic bulk inventory purchases offered by our vendors. These bulk purchases could increase our exposure to inventory obsolescence.

     Our future operating results may fluctuate significantly. We may experience significant variations in our future quarterly results of operations. These fluctuations may result from many factors, including the condition of the information technology industry in general, shifts in demand and pricing for hardware and software products and the introduction of new products or upgrades. Our operating results are also highly dependent on our level of gross profit as a percentage of net sales. Our gross profit percentage fluctuates due to numerous factors, some of which may be outside of our control. These factors include:

•	our pricing strategies;
•	changes in product costs from vendors;
•	the availability of price protection, purchase discounts and rebate programs from vendors;
•	the risk of some of the items in our inventory becoming obsolete;
•	the relative mix of products sold during the period;
•	general market and competitive conditions; and

•	increases in shipping costs that we cannot pass on to customers.

     A natural disaster or other adverse occurrence at our primary facility could damage our business. We operate our business from a primary facility in Vernon Hills, Illinois. Although we have multiple sales office locations, substantially all of our corporate, warehouse and distribution functions are located at our Vernon Hills facility. If the warehouse and distribution equipment at our Vernon Hills facility were to be seriously damaged by a natural disaster or other adverse occurrence, we could utilize third-party distributors to ship products to our customers. However, this may not be sufficient to avoid interruptions in our service and may not enable us to meet all of the needs of our customers. Additionally, this would cause us to incur incremental operating costs. As a result, a natural disaster or other adverse occurrence at our primary facility in Vernon Hills could negatively impact our business and profitability.

     We are heavily dependent on commercial delivery services. We generally ship our products to customers by Airborne, A.I.T., DHL, Eagle, FedEx, FedEx Ground, United Parcel Service and other commercial delivery services and invoice customers for shipping charges. If we are unable to pass on to our customers future increases in the cost of commercial delivery services, our profitability could be adversely affected. Additionally, strikes or other service interruptions by such shippers could adversely affect our ability to deliver products on a timely basis.

     Our earnings and growth rate could be adversely affected by changes in general economic conditions and uncertain political conditions. Weak general economic conditions, along with uncertainties in political conditions, could adversely impact our revenues and growth rate. In addition, our revenues, gross margins and earnings could deteriorate in the future as a result of unfavorable economic or political conditions.

     We could be exposed to additional risks when we make acquisitions or alliances. We may pursue transactions, including acquisitions or alliances, to extend or complement our existing business. These types of transactions involve numerous risks, including investor acceptance, finding suitable transaction partners and negotiating terms that are acceptable to us, the diversion of management’s attention from other business concerns, entering product or geographic markets in which we have limited experience, the potential loss of key employees or business relationships and successfully integrating acquired businesses, any of which could adversely affect our operations or the price of our stock.

     The failure to comply with our public sector contracts could result in, among other things, fines or other liabilities. Revenues from the public sector segment are derived from sales to federal, state and local governmental departments and agencies, as well as to educational institutions, through various contracts and open market sales. Government contracting is a highly regulated area. Noncompliance with government procurement regulations or contract provisions could result in civil, criminal, and administrative liability, including substantial monetary fines or damages, termination of government contracts, and suspension, debarment or ineligibility from doing business with the government. The effect of any of these possible actions by any governmental department or agency could adversely affect our business and results of operations.

     State and local sales/use tax collection obligations could reduce our sales and adversely affect our operating results. Based upon current law, certain of the Company’s subsidiaries currently collect and remit sales tax only on sales of products into states in which the subsidiaries have a physical presence. The United States Supreme Court has ruled that the states, absent Congressional legislation, may not impose an obligation to collect sales/use taxes on a direct marketer whose only contacts with the taxing state are the distribution of catalogs and other advertisement materials through the mail and the delivery of purchased goods by U.S. mail or interstate common carriers. We cannot predict the level of contact, including Web activities, with any state which would give rise to future or past tax collection obligations within the parameters of the Supreme Court cases. Additionally, on several occasions in the past several years, including recently, legislation has been introduced in the United States Congress which, if passed, could impose state or local sales/use tax collection obligations on direct marketers such as us. If Congress enacts legislation that permits states to impose tax collection obligations on direct marketers, or we are deemed to have a physical presence in one or more states, additional tax collection obligations may be imposed on us. Furthermore, states have aggressively implemented measures to force out-of-state direct marketers such as us to collect sales taxes voluntarily, even in the absence of a legal obligation to do so. If we were required to collect sales taxes, this would likely result in additional costs and administrative expenses to us, price increases to our customers and may reduce demand for our products, any or all of which would adversely affect our operating results.

     We are exposed to the risks of a global market. Portions of our products are either produced, or have major components produced, in the Asia Pacific region. We engage in U.S. dollar denominated transactions with U.S. divisions and subsidiaries of companies located in this region. As a result, we may be indirectly affected by risks associated with international events, including economic and labor conditions, political instability, tariffs and taxes, availability of products and currency fluctuations in the U.S. dollar versus the regional currencies. In the past, countries in the Asia Pacific region have experienced volatility in their currency, banking and equity markets. Future volatility could adversely affect the supply and price of products and components and ultimately, our results of operations.

Item 2.      Properties.

     We own our primary location and headquarters in Vernon Hills, Illinois, which includes our warehouse and distribution center, a Business Technology Center and corporate offices. The facility consists of approximately 450,000 square feet of warehouse and distribution center space and 100,000 square feet of office space. We own a total of 45 acres of land at the Vernon Hills site, of which approximately 11 acres are vacant and available for future expansion.

     We have executed various operating lease agreements for sales office facilities that generally provide for minimum rent and a proportionate share of operating expenses and property taxes, and include certain renewal and expansion options. The following table summarizes our significant lease agreements and the related financial commitment:

Lease Agreements and Related Financial Commitment
				Aggregate	Average
				Future	Annual
	Square	Lease	Lease	Minimum	Lease
Location	Footage	Commencement	Term	Lease Payments	Expense

120 S. Riverside Chicago, IL	72,000	April and August 2000	10 years	$8.4 million	$1.2 million

10 S. Riverside Chicago, IL	72,000	February and August 2001	10 years	$10.7 million	$1.4 million

Mettawa, IL	156,000	March 2001	10 years	$27.5 million	$3.8 million

Shelton, CT	18,000	March 2004 (1)	87 months	$2.1 million	$0.3 million

(1) The lease commencement date is estimated, as we have not yet occupied this facility.

     As a result of the purchase of selected U.S. assets of Micro Warehouse in September 2003, we obtained the use of facilities, primarily sales offices in Connecticut, New Jersey, and Virginia, that are leased by Micro Warehouse. Because we intend to use these facilities only on a short-term basis we are evaluating our future needs and expect to move into new locations during 2004.

Item 3.      Legal Proceedings.

     The Company is not currently party to any material legal proceedings.

     On September 9, 2003, CDW completed the purchase of certain assets of Bridgeport Holdings, Inc., Micro Warehouse, Inc., Micro Warehouse, Inc. of Ohio, and Micro Warehouse Gov/Ed, Inc. (collectively, “Micro Warehouse”). On September 10, 2003, Micro Warehouse filed voluntary petitions for relief under chapter 11 of title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (Case No. 03-12825). On January 20, 2004, the Official Committee of Unsecured Creditors (the “Committee”) appointed in the Micro Warehouse bankruptcy proceedings filed a motion with the court seeking the production of certain documents for review and certain representatives of CDW for depositions. CDW believes that the purpose of the motion is to explore whether the purchase of assets of Micro Warehouse by CDW involved “fraudulent transfers” under the Bankruptcy Code. On February 12, 2004, the Bankruptcy Court entered an order approving a stipulation between the Committee and CDW whereby CDW consented to the Committee’s production requests. CDW believes that its transaction with Micro Warehouse did not constitute a “fraudulent transfer” as it believes that it paid reasonably equivalent value for such assets. CDW expects that the outcome of the Committee’s inquiry in this matter will have no material effect on CDW’s financial condition.

Item 4.      Submission of Matters to a Vote of Security Holders.

     There were no matters submitted during the fourth quarter of 2003 to a vote of security holders.

PART II

Item 5.     Market for Registrant’s Common Equity and Related Stockholder Matters.

     The following table sets forth for the periods indicated the high and low sales prices for the Company’s common stock, which is traded on The Nasdaq Stock Market® under the symbol “CDWC”. We believe that as of February 27, 2004 there were approximately 14,613 beneficial owners of the Company’s common stock. On July 23, 2003, our Board of Directors declared an annual cash dividend of $0.30 per share, totaling $24.9 million, payable on September 26, 2003, to shareholders of record on September 12, 2003. No dividends were paid in 2002. Although in future years we plan to announce any dividend following the annual shareholders meeting, typically held in May, the timing and amount of any future dividends will depend upon the earnings, cash requirements and financial condition of the Company and other factors deemed relevant by our Board of Directors.

	2003		2002
Quarter Ended	Low	High	Low	High
March 31	$36.30	$47.45	$46.32	$60.00
June 30	$38.86	$46.65	$41.40	$56.90
September 30	$44.93	$60.55	$40.25	$52.35
December 31	$55.91	$63.65	$40.50	$56.58

Item 6.      Selected Financial Data

CDW Corporation and Subsidiaries
Selected Financial and Operating Data
(in thousands, except per share and selected operating data)

	Year Ended December 31,
	2003		2002	2001	2000	1999
Income Statement Data:
Net sales	$4,664,616		$4,264,579	$3,961,545	$3,842,452	$2,561,239
Cost of sales	3,990,824		3,700,744	3,434,510	3,352,609	2,237,700

Gross profit	673,792		563,835	527,035	489,843	323,539
Selling, administrative and net advertising expenses	389,334		265,657	258,837	230,235	165,627

Income from operations	284,458		298,178	268,198	259,608	157,912
Interest income, net	7,225		9,548	12,637	9,739	4,931
Other expense, net	(2,119)		(1,529)	(859)	(690)	(450)

Income before income taxes	289,564	(1)	306,197	279,976	268,657	162,393
Income tax provision	114,378		120,948	111,290	106,388	64,308

Net income	$175,186	(1)	$185,249	$168,686	$162,269	$98,085

Earnings per share:
Basic	$2.10	(1)	$2.18	$1.97	$1.87	$1.14

Diluted	$2.03	(1)	$2.10	$1.89	$1.79	$1.11

Weighted-average number of common shares outstanding:
Basic	83,329		84,862	85,803	87,003	86,270

Diluted	86,175		88,296	89,136	90,860	88,304

Dividends per share	$0.30		$0.00	$0.00	$0.00	$0.00

Selected Operating Data:
Number of invoices processed (in 000’s)	5,431		4,995	4,394	3,810	2,934
Average invoice size	$916		$935	$964	$1,054	$918
Commercial customers served (in 000’s) (2)	416		361	357	309	285
% of sales to commercial customers	98%		97%	97%	96%	93%
Net sales per coworker (in 000’s)	$1,420		$1,508	$1,436	$1,634	$1,462
Inventory turnover	24	(3)	27	30	28	23
Accounts receivable – days sales outstanding	35	(3)	29	29	32	33

	December 31,
	2003	2002	2001	2000	1999
Financial Position:
Cash, cash equivalents and marketable securities	$562,360	$504,614	$394,381	$202,621	$82,975
Working capital	$986,445	$846,942	$695,786	$561,697	$340,117
Total assets	$1,311,632	$1,095,664	$937,029	$748,437	$505,915
Total debt and capitalized lease obligations	$—	$—	$—	$—	$—
Total shareholders’ equity	$1,061,184	$924,070	$778,657	$636,251	$390,984
Return on shareholders’ equity (4)	17.8%	22.8%	24.7%	31.0%	30.1%

(1)	Includes $22.3 million ($13.5 million after tax) of transaction and integration expenses recorded in connection with the Micro Warehouse transactions. This had a $0.16 per share impact on basic and diluted earnings per share.
(2)	Commercial customers is defined as public sector and corporate customers excluding consumers.
(3)	Annualized inventory turnover and accounts receivable – days sales outstanding for 2003 were impacted by the Micro Warehouse transactions in September 2003. For the fourth quarter of 2003, annualized inventory turnover was 25 and accounts receivable – days sales outstanding was 30, which the Company believes provides a more meaningful comparison to reported results of prior periods.
(4)	Return on shareholders’ equity is calculated as net income for the period divided by average shareholders’ equity.

Item 7.      Management’s Discussion and Analysis of Financial Condition and Results of Operations.

     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Consolidated Financial Statements and the Notes thereto.

Overview

     We are a leading direct marketer of multi-brand computers and related technology products and services in the United States. Our primary business is conducted from a combined corporate office and distribution center located in Vernon Hills, Illinois, and sales offices in Illinois, Virginia, Connecticut, New Jersey, and Toronto, Canada. Additionally, we market and sell products through CDW.com, CDWG.com and macwarehouse.com, our Web sites.

     For financial reporting purposes, we have two operating segments: corporate, which is primarily comprised of business customers, but also includes consumers (which generated approximately 2% of net sales in 2003); and public sector, which is comprised of federal, state and local government entities and educational institutions who are served by CDW Government, Inc. (“CDW-G”), a wholly-owned subsidiary.

     CDW management monitors a number of financial and non-financial measures and ratios on a daily, weekly, and monthly basis in order to track the progress of the business and make adjustments as necessary. We believe that the most important of these measures and ratios include daily sales, by business segment and total company, gross margin, number of orders shipped per day, number of orders shipped complete per day, inventory balance and turnover, cash and cash equivalents balance, and accounts receivable balance and aging. The measures and ratios are compared to standards or targets set by management, so that actions can be taken, as necessary, in order to achieve the standards and targets.

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

     Significant estimates in our financial statements include allowances for doubtful accounts receivable, sales returns and pricing disputes, net realizable value of inventories, vendor transactions, loss contingencies and intangible assets.

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

     Sales returns and pricing disputes. At the time of sale, we record an estimate for sales returns and pricing disputes based on historical experience. If actual sales returns and pricing disputes are greater than estimated by management, additional expense may be incurred.

     Net realizable value of inventories. Inventory is valued at the lower of cost or market value. We decrease the value of inventory for estimated obsolescence equal to the difference between the cost of inventory and the estimated market value, based upon an aging analysis of the inventory on hand, specifically known inventory-related risks, and assumptions about future demand and market conditions. If future demand or actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

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

     Intangible assets. We purchased intangible assets, such as customer lists, in connection with the Micro Warehouse transactions described below. These intangible assets have finite lives, and are amortized using the straight-line method over the estimated economic lives, generally seven years.

     During September 2003, we purchased selected U.S. assets and the Canadian operations of Micro Warehouse, a reseller of computers, software and peripheral products. The U.S. transaction, completed on September 9, 2003, was accounted for as a purchase of assets, with the $20.0 million purchase price allocated to the assets purchased, including inventory, fixed assets, and customer lists, based upon their fair values at the date of purchase. Subsequent to the completion of the U.S. transaction, sales made by former members of the Micro Warehouse U.S. sales force who joined CDW in conjunction with this transaction, along with the associated costs, are included in the accompanying consolidated financial statements. The Canadian transaction, completed on September 23, 2003, was accounted for as the purchase of a business and, accordingly, the results of operations of the acquired business subsequent to the date of purchase are included in the accompanying consolidated financial statements, and the assumed assets and liabilities were recorded based upon their fair values at the date of purchase. The Canadian operations were purchased for $2.7 million.

     Total recorded transaction and integration expenses associated with these transactions were $22.3 million, with $8.0 million recorded in the third quarter of 2003 and $14.3 million recorded in the fourth quarter of 2003. These expenses are primarily comprised of severance and outplacement costs, payroll expenses for former Micro Warehouse employees performing transition services, customer satisfaction expenses, customer communications and advertising expenses, legal and accounting advisory fees and a reserve established for the equipment in a Wilmington, Ohio distribution center leased by Micro Warehouse. These expenses are included in cost of sales ($0.3 million), selling and administrative expenses ($20.2 million), net advertising expenses ($1.5 million) and other expense ($0.3 million) in the Consolidated Statements of Income.

Results of Operations

     The following table sets forth for the periods indicated information derived from our consolidated statements of income expressed as a percentage of net sales:

	Percentage of Net Sales
Financial Results	Years Ended December 31,

	2003	2002	2001

Net sales	100.0%	100.0%	100.0%
Cost of sales	85.6	86.8	86.7

Gross profit	14.4	13.2	13.3
Selling and administrative expenses	7.0	6.1	6.4
Net advertising expenses	1.3	0.1	0.1

Income from operations	6.1	7.0	6.8
Interest and other income	0.1	0.2	0.3

Income before income taxes	6.2	7.2	7.1
Income tax provision	2.4	2.8	2.8

Net income	3.8%	4.4%	4.3%

     The following table sets forth for the periods indicated a summary of certain of our consolidated operating statistics:

Operating Statistics	Years Ended December 31,

	2003	2002	2001

Number of invoices processed	5,431,041	4,995,459	4,394,157
Average invoice size	$916	$935	$964
Commercial customers served (1)	415,998	361,052	356,769
% of sales to commercial customers	97.9%	97.4%	96.7%
Sales force, end of period	1,924	1,320	1,301
Annualized inventory turnover (2)	24	27	30
Accounts receivable — days sales outstanding (2)	35	29	29
Direct web sales (000’s)	$1,056,761	$829,233	$615,316

(1)	Commercial customers is defined as public sector and corporate customers excluding consumers.
(2)	Annualized inventory turnover and accounts receivable – days sales outstanding for 2003 were impacted by the Micro Warehouse transactions in September 2003. For the fourth quarter of 2003, annualized inventory turnover was 25 and accounts receivable – days sales outstanding was 30, which the Company believes provides a more meaningful comparison to reported results of prior periods.

     The following table presents net sales dollars by product category as a percentage of total net sales dollars. Product lines are based upon internal product code classifications. Product mix for the years ended December 31, 2002 and 2001 has been retroactively adjusted for certain changes in individual product categorization.

Analysis of Product Mix	Years Ended December 31,

	2003	2002	2001

Notebook computers and accessories	12.6%	12.5%	14.8%
Desktop computers and servers	13.2	13.4	13.4

Subtotal computer products	25.8	25.9	28.2
Software	16.8	17.9	16.9
Data storage devices	14.1	14.2	14.5
Printers	13.8	13.3	12.9
NetComm products	9.2	9.4	9.4
Video	9.0	8.8	8.4
Add-on boards/memory	4.4	4.2	4.3
Input devices	3.5	3.2	2.8
Other	3.4	3.1	2.6

Total	100.0%	100.0%	100.0%

     The following table represents the change in year-over-year sales dollars by product category for each of the periods indicated. Product lines are based upon internal product code classifications. The rates of change for the years ended December 31, 2002 and 2001 have been retroactively adjusted for certain changes in individual product categorization.

Analysis of Product Category Growth	Years Ended December 31,

	2003	2002	2001

Notebook computers and accessories	10.4%	(8.3)%	(22.0)%
Desktop computers and servers	8.2	7.4	(12.5)

Subtotal computer products	9.3	(0.8)	(17.8)
Software	2.7	14.0	42.1
Data storage devices	8.7	5.1	7.9
Printers	13.9	11.1	16.2
NetComm products	7.4	6.6	5.1
Video	11.7	13.3	11.5
Add-on boards/memory	14.1	5.7	(26.2)
Input devices	17.7	20.7	14.5
Other	20.3	27.0	26.3

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

     Net sales in 2003 increased 9.4% to a record $4.665 billion, compared to $4.265 billion in 2002. Of the 9.4% growth in sales, approximately half is attributed to the addition of customers as a result of the Micro Warehouse transactions. The other half is due to a more favorable I.T. spending environment, particularly toward the end of 2003, and our investment in our sales force, with the addition of 191 new account managers in 2003 (excluding former members of the Micro Warehouse sales force who joined CDW in conjunction with the Micro Warehouse transactions). Sales of notebook computers and accessories, printers, video, add-on boards/memory, and input devices each increased over 10% in 2003 over 2002. Corporate segment sales increased 5.2% from $3.399 billion in 2002 to $3.575 billion in 2003, and comprised 76.7% of our total sales for 2003. Public sector segment sales increased 25.8%, from $865 million in 2002 to $1.089 billion in 2003, and comprised 23.3% of our total sales for 2003.

     In general, the average selling price of most of our product categories decreased from 2002. We believe there may be future decreases in pricing for technology products in 2004, resulting in a lower average invoice size. Such decreases require us to generate more orders and sell more units in order to maintain or increase the level of sales.

     On a forward-looking basis, our core strategies to grow our business include: further penetrate existing accounts, expand our customer base, enhance the productivity and increase the number of our account managers, optimize our product mix, strengthen national brand awareness and selectively pursue strategic transactions.

     Gross profit increased 19.5% to $673.8 million in 2003, compared to $563.8 million in 2002. As a percentage of net sales, gross profit was 14.4% in 2003, compared to 13.2% in 2002. The increase in the gross profit percentage was primarily due to the adoption in January 2003 of a new accounting pronouncement, Emerging Issues Task Force Issue No. 02-16, “Accounting for Consideration Received from a Vendor by a Customer (Including a Reseller of the Vendor’s Products)” (“EITF 02-16”).

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

     As a consequence of adopting EITF 02-16, we recorded $62.7 million of vendor consideration as a reduction of cost of sales in 2003, which would have previously been recorded as a reduction of advertising expense ($60.9 million) and selling and administrative expense ($1.8 million). Excluding the impact of EITF 02-16, and therefore on a non-GAAP basis, the gross profit margin would have been 13.1% in 2003 compared to 13.2% in 2002. The non-GAAP gross profit margin is included in this discussion because the Company believes it provides a meaningful comparison to reported results of prior periods.

     Our gross profit objective as a percentage of net sales is between 12.50% and 13.25%, excluding the impact of EITF 02-16. The gross profit margin depends on various factors, including vendor inventory price protection and rebate programs, product mix, including third party services, pricing strategies, market conditions, and other factors, any of which could result in a fluctuation of gross margins below recent experience.

     Selling and administrative expenses increased 24.3% to $325.2 million in 2003, compared to $261.6 million in 2002. Included in selling and administrative expenses in 2003 were $20.2 million of transaction and integration expenses related to the Micro Warehouse transactions. The primary drivers of the increase in selling and administrative expenses are discussed below.

•	Payroll costs increased $43.0 million, including $4.9 million of expenses for former Micro Warehouse employees performing transition services. The remainder of the increase in payroll costs was due to an increase in our sales force from 1,320 at December 31, 2002 to 1,924 at December 31, 2003, including 413 former members of the Micro Warehouse sales force who joined CDW in September 2003 in conjunction with the Micro Warehouse transactions. Our sales force consists of account managers (including field sales representatives) as well as product category specialists who provide consultation in areas requiring technical or specialized product expertise such as networking, security, data storage, and volume software licensing.

•	Employee-related costs (which includes items such as profit sharing, incentive awards, and insurance) increased $2.3 million, including $1.6 million in employee benefits related to the Micro Warehouse transactions.

•	Occupancy costs increased $1.6 million, including $0.7 million in facility expenses related to the Micro Warehouse transactions.

•	Other selling and administrative costs increased $16.7 million, including $13.0 million of costs related to the Micro Warehouse transactions. Of the $13.0 million of costs, $8.0 million relates to severance and outplacement costs, customer satisfaction expenses, and legal and accounting advisory fees. The remaining $5.0 million relates to a reserve established for the equipment in a Wilmington, Ohio distribution center leased by Micro Warehouse. In September 2003, in conjunction with our purchase of selected U.S. assets of Micro Warehouse, we agreed to assume the lease for the distribution center and purchase the equipment in the facility for $8.0 million if requested by Micro Warehouse. In February 2004, under the terms of a modified agreement, we purchased the equipment and forfeited leasing the distribution center in exchange for $8.25 million. The purchase price of the equipment in the facility of $8.0 million, net of the reserve of $5.0 million, reflects the estimated realizable value of the equipment to CDW.

Selling and administrative expenses increased to 7.0% of net sales in 2003 versus 6.1% in 2002. Transaction and integration expenses recorded in connection with the Micro Warehouse transactions, totaling $20.2 million, accounted for 0.5% of the increase in selling and administrative expenses as a percentage of net sales. The remainder of the increase was primarily due to the increase in payroll costs described above resulting from additions to our sales force.

     Net advertising expense increased to $64.1 million in 2003, compared to $4.0 million in 2002. This increase is primarily due to the adoption of EITF 02-16, which resulted in the reclassification of $60.9 million of vendor consideration to a reduction of cost of sales, which would previously have been recorded as a reduction of advertising expense. Additionally, $1.5 million of the increase is due to customer communication and advertising costs related to the Micro Warehouse transactions. Gross advertising expense increased slightly, to $92.0 million in 2003, compared to $89.1 million in 2002, while decreasing as a percentage of net sales to 2.0% versus 2.1% in 2002. Excluding the impact of EITF 02-16, and therefore on a non-GAAP basis, cooperative advertising reimbursements increased 4.4% to $88.7 million in 2003, compared to $85.0 million in 2002. This non-GAAP measurement is included to because the Company believes it provides a more meaningful comparison to reported results of prior periods.

     Consolidated operating income was $284.5 million in 2003, a 4.6% decrease from $298.2 million in 2002. Consolidated operating income as a percentage of net sales decreased to 6.1% in 2003, compared to 7.0% in 2002. Corporate segment operating income was $256.6 million in 2003, a 9.0% decrease from $281.9 million in 2002. The decrease in corporate segment operating income was due to $22.0 million of cost of sales, selling and administrative, and net advertising expenses related to the Micro Warehouse transactions, and increased payroll costs related to the investment in our sales force and former members of the Micro Warehouse sales force who joined CDW. Public sector segment operating income was $27.9 million in 2003, a 71.5% increase from $16.3 million in 2002. As a percentage of net sales, public sector segment operating income increased to 2.6% in 2003, compared to 1.9% in 2002. The increase in public sector operating income was due to increased sales and higher gross margin. Our operating income objective as a percentage of net sales is between 6.5% and 7.0%.

     Interest income, net of other expenses, decreased to $5.1 million in 2003, compared to $8.0 million in 2002, as higher levels of cash available for investing were offset by decreases in the rates of interest earned. The higher levels of cash were due to cash flows from operations, primarily net income, and tax benefits from stock options and restricted stock transactions.

     The effective income tax rate, expressed as a percentage of income before income taxes, was 39.5% in 2003 and 2002.

     Net income in 2003 was $175.2 million, a 5.4% decrease from $185.2 million in 2002. Diluted earnings per share were $2.03 in 2003, a decrease of 3.3% from $2.10 in 2002. These results include $22.3 million ($13.5 million after tax) of transaction and integration expenses recorded in connection with the Micro Warehouse transactions, or a $0.16 per share impact on basic and diluted earnings per share.

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

     Net sales in 2002 increased 7.6% to $4.265 billion, compared to $3.962 billion in 2001. Sales of software, input devices, video and printers each increased over 10% in 2002 over 2001. Corporate segment sales increased 3.6% from $3.281 billion in 2001 to $3.399 billion in 2002, and comprised 79.7% of our total sales for 2002. Public sector segment sales increased 27.1%, from $681 million in 2001 to $865 million in 2002 and comprised 20.3% of our total sales for 2002. The growth in our public sector segment was due in part to focused sales and marketing efforts in the federal, state and local government, and educational institution markets.

     In general, the average selling price of most of our product categories decreased from 2001. Such decreases require us to generate more orders and sell more units in order to maintain or increase the level of sales.

     Gross profit increased 7.0% to $563.8 million in 2002 from $527.0 million in 2001. As a percentage of net sales, gross profit decreased to 13.2% in 2002, compared with 13.3% in 2001. The gross profit margin depends on various factors, including vendor inventory price protection and rebate programs, product mix, including third party services, pricing strategies, market conditions and other factors.

     Selling and administrative expenses increased 3.3% to $261.6 million in 2002, compared to $253.3 million in 2001. This increase resulted primarily from $3.9 million of increased employee-related costs (which included items such as profit sharing, incentive awards and insurance), $3.7 million of increased payroll costs and $1.6 million of increased occupancy costs. Selling and administrative expenses decreased to 6.1% of net sales in 2002 versus 6.4% in 2001.

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

     Consolidated operating income was $298.2 million in 2002, an 11.2% increase from $268.2 million in 2001. This increase was primarily a result of the increase in net sales and gross profit in 2002, partially offset by the increase in operating expenses. Consolidated operating income as a percentage of net sales increased to 7.0% in 2002, compared to 6.8% in 2001. Corporate segment operating income was $281.9 million in 2002, a 14.8% increase from $245.5 million in 2001. The increase in corporate segment operating income was primarily due to increased sales. Public sector segment operating income was $16.3 million in 2002, a 28.2% decrease from $22.7 million in 2001. Public sector segment operating income as a percentage of net sales decreased to 1.9% in 2002, compared to 3.3% in 2001. The decrease in public sector segment operating income was due to lower gross margin and higher operating expenses, consisting primarily of payroll and coworker costs incurred to support current and future projected growth in our public sector business.

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

Seasonality

     Sales in our corporate segment, which serves primarily business and, to a small extent, consumer markets, have not historically experienced significant seasonality throughout the year. In contrast, sales in our public sector segment have historically been higher in the third quarter than in other quarters due to the buying patterns of federal government and education customers. If sales to public sector customers continue to increase as a percentage of overall sales, the Company as a whole may experience increased seasonality in future periods.

Liquidity and Capital Resources

Working Capital

     We have historically financed our operations and capital expenditures primarily through cash flow from operations. At December 31, 2003, we had cash, cash equivalents, and marketable securities of $562.4 million and working capital of $986.4 million, representing an increase of $57.7 million in cash, cash equivalents, and marketable securities and an increase of $139.5 million in working capital from December 31, 2002. The increase in working capital was a result of increases in cash, cash equivalents, and marketable securities, accounts receivable and merchandise inventory, partially offset by increases in accounts payable and accrued expenses. The increases in these categories are primarily due to our sales growth.

     We have an aggregate $70 million available pursuant to two $35 million unsecured lines of credit with two financial institutions. One line of credit expires in June 2004, at which time we intend to renew the line, and the other does not have a fixed expiration date. Borrowings under the first credit facility bear interest at the prime rate less 2.5%, LIBOR plus 0.5% or the federal funds rate plus 0.5%, as determined by the Company. Borrowings under the second credit facility bear interest at the prime rate less 2.5%, LIBOR plus 0.45% or the federal funds rate plus 0.45%, as determined by the Company. At December 31, 2003, there were no borrowings under either of the credit facilities.

     We have entered into security agreements with certain financial institutions (“Flooring Companies”) in order to facilitate the purchase of inventory from various suppliers under certain terms and conditions. The agreements allow for a maximum credit line of $68.0 million collateralized by inventory purchases financed by the Flooring Companies. At December 31, 2003 and 2002, we owed the Flooring Companies approximately $19.6 million and $17.6 million, respectively, which is included in trade accounts payable.

     In January 2001, our Board of Directors authorized the purchase of up to 5,000,000 shares of our common stock. From January 2001 though September 2002, we purchased the 5,000,000 shares authorized to be repurchased at a total cost of $204.6 million (an average price of $40.92 per share).

     In July 2002, our Board of Directors authorized a new share repurchase program of up to 2,500,000 shares of our common stock. These purchases may be made from time to time in both the open market and private transactions, as conditions warrant. This program will remain in effect through July 2004 unless earlier terminated by the Board or completed. Under this repurchase program, we purchased 1,852,424 shares of our common stock at a total cost of $76.3 million (an average price of $41.20 per share) during the year ended December 31, 2003. From July 2002 through December 31, 2003, we purchased a total of 2,360,800 shares of our common stock under this program at a total cost of $98.2 million (an average price of $41.59 per share).

     In July 2003, our Board of Directors authorized a new share repurchase program of up to 2,500,000 shares of our common stock. These purchases may be made from time to time in both open market and private transactions, as conditions warrant. This new repurchase program is expected to remain in effect through July 2005, unless earlier terminated by the Board or completed. During the year ended December 31, 2003, no purchases were made under this new program.

     Repurchased shares are held in treasury pending use for general corporate purposes, including issuances under various employee stock plans.

     On July 23, 2003, our Board of Directors declared an annual cash dividend to shareholders. This dividend of $0.30 per share, totaling $24.9 million, was paid on September 26, 2003, to shareholders of record on September 12, 2003. In future years, we plan to announce any dividend following the annual shareholders meeting, typically held in May.

     We currently have one distribution center, located with our corporate headquarters, in Vernon Hills, Illinois. The capacity of this distribution center should be sufficient to handle our expected growth in sales and shipments at least through 2005, based on current projections. We will continue to make investments in this distribution center to further automate the facility and increase its efficiency. We anticipate that a second distribution center may be required in order to continue to support the company’s growth beyond 2005, unless the capacity of the existing distribution center can be expanded through automation, additional shifts for receiving and shipping, or other actions. Accordingly, we have begun evaluating possible locations for a second distribution center. We will consider in our evaluation factors such as concentration of customers, shipping patterns for product received from our vendors as well as shipments to our customers and work force availability. Because the evaluation is in process, we do not have an estimate of the cost for a second distribution center, but we believe that our internally generated cash flow will be sufficient to cover the capital expenditures for the distribution center.

     Our current and anticipated uses of our cash, cash equivalents and marketable securities are to fund growth in working capital and capital expenditures necessary to support future growth in sales, our stock buyback program, potential dividends and possible expansion through acquisitions. We believe that the funds held in cash, cash equivalents and marketable securities, and funds available under the credit facilities, will be sufficient to fund our working capital and cash requirements for the foreseeable future.

Cash Flows

     Net cash provided by operating activities in 2003 was $125.4 million compared to $231.4 million in 2002. The primary factors that affected our cash flow from operations were net income, accounts receivable, and tax benefits from stock options and restricted stock transactions. Accounts receivable increased from $333.1 million at December 31, 2002 to $444.0 million at December 31, 2003. The increase in accounts receivable was due to higher sales in the fourth quarter of 2003 and sales added as a result of the Micro Warehouse transactions. Cash provided by operating activities in 2003 was positively impacted by a $36.5 million tax benefit recorded to paid-in capital, relating to the exercise of options pursuant to the MPK Stock Option Plan and the CDW Incentive Stock Option Plan, and the vesting of shares related to the MPK Restricted Stock Plan.

     Net cash used in investing activities for the year ended December 31, 2003 was $22.0 million. This includes $22.7 million used to purchase selected U.S. assets and the Canadian operations of Micro Warehouse and $11.4 million used for capital expenditures, partially offset by $6.5 million in proceeds from redemptions of investments in marketable securities, and $5.6 million related to our investment in CDW Leasing, L.L.C., primarily repayments of advances and the consolidation of this joint venture into our balance sheet. Capital expenditures related primarily to computer software and computer and data processing equipment.

     In accordance with a new accounting standard, FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities, an interpretation of ARB 51,” the assets and liabilities of CDW Leasing, L.L.C. (“CDW-L”) were consolidated into our balance sheet as of December 31, 2003. CDW-L is a joint venture, formed in April 1999, that is 50 percent owned by each of CDW Capital Corporation (“CDWCC”), a wholly-owned subsidiary of the Company, and First Portland Corporation (“FIRSTCORP”), an unrelated third party leasing company. During the first quarter of 2003, FIRSTCORP was acquired by IFC Credit Corporation. Effective May 1, 2002, we decided to stop originating new leases with this venture and began to refer customers to independent leasing sources, including FIRSTCORP and several manufacturer captive entities. The existing leases in CDW-L’s portfolio will be held until maturity, with the majority expiring prior to December 31, 2004. CDW-L has a $40 million financing commitment from a financial institution, of which $1.5 million was outstanding at December 31, 2003. The financing commitment is collateralized by lease receivables (included in miscellaneous receivables on the balance sheet) of $4.6 million at December 31, 2003, requires CDW-L to meet certain financial covenants, and is without recourse to CDWCC or the Company. At December 31, 2003, the present value of CDW-L’s borrowing base was $4.5 million and CDW-L was in compliance with all of the covenants under the agreement with the financial institution.

     Net cash used in financing activities for the year ended December 31, 2003 was $38.3 million. This includes the repurchase of 1,852,424 shares of our common stock at a total cost of $76.3 million and the payment of cash dividends totaling $24.9 million. These payments were partially offset by proceeds of $22.9 million from the exercise of stock options under our various stock option plans, $3.0 million from the issuance of common stock in connection with the Employee Stock Purchase Plan, and $37.0 million of book overdrafts at December 31, 2003.

     In May 2003, Gregory C. Zeman, former director and vice chairman of the Company, and Daniel B. Kass, former director and executive vice president of the Company, sold a total of 1,108,864 shares of common stock. We did not receive any proceeds from the sale of shares and the number of outstanding common shares was not impacted. The shares sold by Mr. Zeman and Mr. Kass were acquired from Michael P. Krasny, the chairman emeritus, principal shareholder, and a director of the Company, through the exercise of options previously granted to them pursuant to the MPK Stock Option Plan. The exercise of options by Mr. Zeman and Mr. Kass resulted in the realization by the Company of an income tax benefit of approximately $17.7 million in the second quarter of 2003, of which approximately $0.3 million had been previously recorded to deferred taxes. We recorded the incremental tax benefit of $17.4 million as an increase to paid-in capital. In addition, we recorded incremental payroll tax expense related to the option exercise of approximately $0.7 million, which reduced diluted earnings per share by less than $0.01 per share.

Aggregate Contractual Obligations

     At December 31, 2003, we were obligated under various operating lease agreements, primarily for sales office facilities that expire at various dates through 2011. These lease agreements generally provide for minimum rent payments and a proportionate share of operating expenses and property taxes and include certain renewal and expansion options. For the years ended December 31, 2003, 2002 and 2001, rent expense was $11.3 million, $9.8 million and $7.6 million, respectively. We expect to fulfill these commitments from our working capital. The following table summarizes our contractual commitments under these operating lease agreements as of December 31, 2003 (in thousands):

		Less than			Over
	Total	1 year	1-3 years	3-5 years	5 years
Operating leases	$49,616	$6,727	$13,386	$13,749	$15,754

Recently Issued or Newly Adopted Accounting Pronouncements

     EITF 02-16 became effective for the Company on January 1, 2003. EITF 02-16 requires that consideration received from vendors, such as advertising support funds, be accounted for as a reduction to cost of sales when recognized in the reseller’s income statement unless certain conditions are met showing that the funds are used for a specific program entirely funded by an individual vendor. If these specific requirements related to individual vendors are met, the consideration is accounted for as a reduction in the related expense category, such as advertising or selling and administrative expense. EITF 02-16 applies to all agreements modified or entered into on or after January 1, 2003. As a result of prospectively adopting EITF 02-16, we recorded $62.7 million of vendor consideration as a reduction of cost of sales during the year ended December 31, 2003. Adopting EITF 02-16 had no impact on our operating profit, as the $62.7 million of vendor consideration recorded as a reduction of cost of sales would previously have been recorded as a reduction of advertising expense ($60.9 million) and selling and administrative expense ($1.8 million).

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

     In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB 51” (“FIN 46”). In December 2003, the FASB issued a revised version of FIN 46, FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities, an interpretation of ARB 51” (“FIN 46R”), to clarify some of the provisions of FIN 46 and to exempt certain entities from its requirements. FIN 46R requires that the assets, liabilities and results of the activity of variable interest entities be consolidated into the financial statements of the company that has the controlling financial interest. FIN 46R also provides the framework for determining whether a variable interest entity should be consolidated based on voting interests or significant financial support provided to it. FIN 46R was effective for the Company on February 1, 2003 for variable interest entities created after January 31, 2003. For variable interest entities or potential variable interest entities commonly referred to as special-purpose entities created prior to February 1, 2003, the FASB deferred the implementation date of FIN 46R to the period ending after December 15, 2003. For potential variable interest entities that are not special-purpose entities, FIN 46R is effective for the period ending after March 15, 2004. In accordance with FIN 46R, the assets and liabilities of CDW-L were consolidated into our balance sheet as of December 31, 2003, and we recorded a minority interest for our partner’s 50% interest in CDW-L. We consolidated approximately $7.8 million and $3.4 million of assets and liabilities, respectively, from CDW-L that are classified primarily as miscellaneous receivables and accrued expenses. Beginning on December 31, 2003, we will consolidate the future results of operations of CDW-L into our statement of income and record a minority interest for our partner’s 50% interest in CDW-L.

     In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with the Characteristics of Both Liabilities and Equity” (“SFAS 150”). SFAS 150 requires that certain financial instruments, which under previous guidance were accounted for as equity, must now be accounted for as liabilities. The financial instruments affected include mandatory redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock. SFAS 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 had no impact on our 2003 consolidated financial statements.

     Any statements in this report that are forward-looking (that is, not historical in nature) are made pursuant to the safe harbor provisions of The Private Securities Litigation Reform Act of 1995. Such forward-looking statements include, for example, statements concerning the Company’s sales growth, gross profit as a percentage of sales, advertising expense and cooperative advertising reimbursements. In addition, words such as “likely,” “may,” “would,” “could,” “should,” “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” and similar expressions, may identify forward-looking statements in this report. Forward-looking statements in this report are based on the Company’s beliefs and expectations as of the date of this report and are subject to risks and uncertainties, including those outlined in detail in this report in Item 1 — Business under the heading “Certain Factors Affecting CDW’s Business” and other factors identified from time to time in the Company’s filings with the Securities and Exchange Commission. Such risks and uncertainties may have a significant impact on the Company’s business, operating results or financial condition. Investors are cautioned that these forward-looking statements are inherently uncertain. Should one or more of the risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described herein.

Item 7A.      Quantitative and Qualitative Disclosures About Market Risk.

     The Company’s investments in marketable securities as of December 31, 2003 all mature before December 31, 2005 and are concentrated in U.S. Government and Government agency securities, municipal bonds and corporate fixed income securities. As such, the risk of significant changes in the value of these securities as a result of a change in market interest rates is minimal.

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

CDW Corporation’s internal controls are designed to provide reasonable assurance as to the integrity and reliability of the financial statements and to adequately safeguard, verify and maintain accountability of assets. Such controls are based on established operating and written policies and procedures, are implemented by trained, skilled personnel with an appropriate segregation of duties and are monitored through a comprehensive business process assurance program. These policies and procedures prescribe that the Company and all its coworkers are to maintain the highest ethical standards and that its business practices are to be conducted in a manner which is above reproach.

PricewaterhouseCoopers LLP, independent auditors, are retained to audit CDW Corporation’s financial statements. Their accompanying report is based on audits conducted in accordance with auditing standards generally accepted in the United States of America, which include the consideration of the Company’s internal controls to establish a basis for reliance thereon in determining the nature, timing and extent of the audit tests.

The Board of Directors exercises its responsibility for these financial statements through its Audit Committee, which consists entirely of independent Board members. The Audit Committee meets periodically with the independent auditors and with the Company’s Business Process Assurance director, both privately and with management present, to review accounting, auditing, internal control and financial reporting matters.

/s/ John A. Edwardson	/s/ Barbara A. Klein

John A. Edwardson	Barbara A. Klein
Chairman and Chief Executive Officer	Senior Vice President and Chief Financial Officer

REPORT OF INDEPENDENT AUDITORS

To Board of Directors and
Shareholders of CDW Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, shareholders’ equity and cash flows present fairly, in all material respects, the financial position of CDW Corporation and its subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 4 to the Consolidated Financial Statements, on January 1, 2003, the Company adopted Emerging Issues Task Force Issue No. 02-16, “Accounting by a Customer (including a Reseller) for Certain Consideration Received from a Vendor.” As discussed in Note 16 to the Consolidated Financial Statements, on January 1, 2003, the Company adopted Financial Accounting Standards Board Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees.” As discussed in Note 4 to the Consolidated Financial Statements, during 2003 the Company adopted Financial Accounting Standards Board Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities, an interpretation of ARB 51.”

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Chicago, Illinois
January 16, 2004, except for Note 15, as to which the date is February 12, 2004

CDW CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	December 31,
	2003	2002

Assets

Current assets:
Cash and cash equivalents	$222,425	$157,140
Marketable securities	339,935	347,474
Accounts receivable, net of allowance for doubtful accounts of $10,057 and $10,500, respectively	444,000	333,084
Merchandise inventory	183,890	150,785
Miscellaneous receivables	28,517	14,084
Deferred income taxes	12,147	11,757
Prepaid expenses	3,994	4,212

Total current assets	1,234,908	1,018,536

Property and equipment, net	62,323	64,088
Other assets	14,401	13,040

Total assets	$1,311,632	$1,095,664

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	$157,079	$102,786
Accrued expenses:
Compensation	39,246	33,057
Income taxes	14,419	17,945
Exit costs	324	1,223
Other	37,395	16,583

Total current liabilities	248,463	171,594

Commitments and contingencies	—	—

Minority interest	1,985	—

Shareholders’ equity:
Preferred shares, $1.00 par value; 5,000 shares authorized; none issued	—	—
Common shares, $.01 par value; 500,000 shares authorized; 90,903 and 89,669 shares issued, respectively	909	897
Paid-in capital	408,413	346,054
Retained earnings	956,867	806,548
Unearned compensation	(269)	(837)
Accumulated other comprehensive income	183	3

	1,366,103	1,152,665

Less cost of common shares in treasury; 7,561 shares and 5,708 shares, respectively	(304,919)	(228,595)

Total shareholders’ equity	1,061,184	924,070

Total liabilities and shareholders’ equity	$1,311,632	$1,095,664

The accompanying notes are an integral part of the consolidated financial statements.

CDW CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	Years Ended December 31,
	2003	2002	2001

Net sales	$4,664,616	$4,264,579	$3,961,545
Cost of sales	3,990,824	3,700,744	3,434,510

Gross profit	673,792	563,835	527,035

Selling and administrative expenses	325,205	261,611	253,328
Net advertising expense	64,129	4,046	5,509

Income from operations	284,458	298,178	268,198

Interest income	7,225	9,548	12,637
Other expense, net	(2,119)	(1,529)	(859)

Income before income taxes	289,564	306,197	279,976

Income tax provision	114,378	120,948	111,290

Net income	$175,186	$185,249	$168,686

Earnings per share:
Basic	$2.10	$2.18	$1.97

Diluted	$2.03	$2.10	$1.89

Weighted-average number of common shares outstanding:
Basic	83,329	84,862	85,803

Diluted	86,175	88,296	89,136

Dividends per share	$0.30	$0.00	$0.00

The accompanying notes are an integral part of the consolidated financial statements.

CDW CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)

							Accumulated
	Total						Other
	Shareholders'	Common	Paid-in	Retained	Unearned	Treasury	Comprehensive	Comprehensive
	Equity	Shares	Capital	Earnings	Compensation	Shares	Income	Income

Balance at December 31, 2000	$636,251	$875	$185,054	$452,613	$(202)	$(2,089)	—

MPK Restricted Stock Plan forfeitures	—	—	(2)	—	2	—	—

Amortization of unearned compensation	1,932	—	—	—	1,932	—	—

Compensatory stock option grants	2,741	—	2,741	—	—	—	—

Compensatory restricted stock grant	—	1	3,662	—	(3,663)	—	—

Exercise of stock options	9,136	9	9,127	—	—	—	—

Tax benefit from stock option and restricted stock transactions	58,126	—	58,126	—	—	—	—

Purchase of treasury shares	(98,215)	—	—	—	—	(98,215)	—

Net income	168,686	—	—	168,686	—	—	—

Balance at December 31, 2001	778,657	885	258,708	621,299	(1,931)	(100,304)	—

MPK Restricted Stock Plan forfeitures	—	—	(22)	—	22	—	—

Amortization of unearned compensation	1,072	—	—	—	1,072	—	—

Exercise of stock options	17,837	12	17,825	—	—	—	—

Tax benefit from stock option and restricted stock transactions	69,543	—	69,543	—	—	—	—

Purchase of treasury shares	(128,291)	—	—	—	—	(128,291)	—

Net income	185,249	—	—	185,249	—	—	—	$185,249

Net unrealized gains on marketable securities	3	—	—	—	—	—	3	3

Comprehensive income								$185,252

Balance at December 31, 2002	924,070	897	346,054	806,548	(837)	(228,595)	3

Amortization of unearned compensation	568	—	—	—	568	—	—

Exercise of stock options	22,878	11	22,867	—	—	—	—

Issuance of common stock in connection with Employee Stock Purchase Plan	3,014	1	3,013	—	—	—	—

Tax benefit from stock option and restricted stock transactions	36,479	—	36,479	—	—	—	—

Purchase of treasury shares	(76,324)	—	—	—	—	(76,324)	—

Cash dividends	(24,867)	—	—	(24,867)	—	—	—

Net income	175,186	—	—	175,186	—	—	—	$175,186

Net unrealized (losses) on marketable securities	(3)	—	—	—	—	—	(3)	(3)

Foreign currency translation adjustment	183	—	—	—	—	—	183	183

Comprehensive income								$175,366

Balance at December 31, 2003	$1,061,184	$909	$408,413	$956,867	$(269)	$(304,919)	$183

The accompanying notes are an integral part of the consolidated financial statements.

CDW CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2003	2002	2001

Cash flows from operating activities:
Net income	$175,186	$185,249	$168,686

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	15,135	15,564	15,383
Accretion of marketable securities	1,031	699	(181)
Stock-based compensation expense	568	1,072	4,673
Allowance for doubtful accounts	(789)	1,000	2,500
Deferred income taxes	1,773	(1,446)	(3,438)
Tax benefit from stock option and restricted stock transactions	36,479	69,543	58,126

Changes in assets and liabilities, net of assets acquired:
Accounts receivable	(105,723)	(15,679)	16,519
Miscellaneous receivables and other assets	(12,180)	(5,391)	3,360
Merchandise inventory	(17,025)	(31,668)	(8,915)
Prepaid expenses	218	(757)	(495)
Accounts payable	13,185	(4,022)	50,727
Accrued compensation	5,476	4,944	1,468
Accrued income taxes and other expenses	12,983	12,664	(5,734)
Accrued exit costs	(899)	(364)	(275)

Net cash provided by operating activities	125,418	231,408	302,404

Cash flows from investing activities:
Purchases of available-for-sale securities	(1,846,161)	(1,542,447)	(1,895,807)
Redemptions of available-for-sale securities	1,870,230	1,609,622	1,790,862
Purchases of held-to-maturity securities	(533,873)	(346,586)	(94,249)
Redemptions of held-to-maturity securities	516,309	179,645	109,928
Investment in and advances to joint venture	(118)	(8,956)	(23,579)
Repayment of advances from joint venture	3,500	9,510	24,323
Purchase of property and equipment	(11,380)	(10,579)	(22,490)
Purchase of selected U.S. assets of Micro Warehouse	(20,000)	—	—
Purchase of Canadian operations of Micro Warehouse	(2,744)	—	—
Consolidation of joint venture	2,254	—	—

Net cash used in investing activities	(21,983)	(109,791)	(111,012)

Cash flows from financing activities:
Purchase of treasury shares	(76,324)	(128,291)	(98,215)
Proceeds from exercise of stock options	22,879	17,837	9,136
Issuance of common stock in connection with Employee Stock Purchase Plan	3,013	—	—
Dividends paid	(24,867)	—	—
Change in book overdrafts	36,966	—	—

Net cash used in financing activities	(38,333)	(110,454)	(89,079)

Effect of exchange rate changes on cash and cash equivalents	183	—	—

Net increase in cash	65,285	11,163	102,313

Cash and cash equivalents – beginning of period	157,140	145,977	43,664

Cash and cash equivalents – end of period	$222,425	$157,140	$145,977

Supplementary disclosure of cash flow information:
Taxes paid	$80,614	$42,684	$66,763

The accompanying notes are an integral part of the consolidated financial statements.

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business

CDW Corporation (collectively with its subsidiaries, “CDW” or the “Company”) is a leading direct marketer of multi-brand computers and related technology products and services in the United States. Our primary business is conducted from a combined corporate office and distribution center located in Vernon Hills, Illinois, and sales offices in Illinois, Virginia, Connecticut, New Jersey, and Toronto, Canada. Additionally, we market and sell products through CDW.com, CDWG.com and macwarehouse.com, our Web sites.

2.	Micro Warehouse Transactions

During September 2003, we purchased selected U.S. assets and the Canadian operations of Micro Warehouse, a reseller of computers, software and peripheral products. The U.S. transaction, completed on September 9, 2003, was accounted for as a purchase of assets, with the $20.0 million purchase price allocated to the assets purchased, including inventory, fixed assets and customer lists, based upon their fair values at the date of purchase. Subsequent to the completion of the U.S. transaction, sales made by former members of the Micro Warehouse U.S. sales force who joined CDW in conjunction with this transaction, along with the associated costs, are included in the accompanying consolidated financial statements. The Canadian transaction, completed on September 23, 2003, was accounted for as the purchase of a business and, accordingly, the results of operations of the acquired business subsequent to the date of purchase are included in the accompanying consolidated financial statements, and the assumed assets and liabilities were recorded based upon their fair values at the date of purchase. The Canadian operations were purchased for $2.7 million.

During the year ended December 31, 2003, we recorded $22.3 million of transaction and integration expenses associated with these transactions. These expenses are primarily comprised of severance and outplacement costs, payroll expenses for former Micro Warehouse employees performing transition services, customer satisfaction expenses, customer communications and advertising expenses, legal and accounting advisory fees and a reserve established for the equipment in a Wilmington, Ohio distribution center leased by Micro Warehouse. These expenses are included in cost of sales ($0.3 million), selling and administrative expenses ($20.2 million), net advertising expenses ($1.5 million) and other expense ($0.3 million) in the Consolidated Statements of Income.

3.	Summary of Significant Accounting Policies

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of CDW Corporation and our wholly-owned subsidiaries. All intercompany transactions and accounts are eliminated in consolidation. One of our wholly-owned subsidiaries, CDW Capital Corporation (“CDWCC”), owns a 50% interest in CDW Leasing, LLC (“CDW-L”) (Note 14). In accordance with a new accounting standard, FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities, an interpretation of ARB 51,” the assets and liabilities of CDW-L were consolidated into our balance sheet as of December 31, 2003.

Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make use of certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported periods. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Significant estimates in these financial statements include allowances for doubtful accounts receivable, sales returns and pricing disputes, net realizable value of inventories, vendor transactions, loss contingencies and intangible assets. Actual results could differ from those estimates.

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

Sales returns and pricing disputes. At the time of sale, we record an estimate for sales returns and pricing disputes based on historical experience. If actual sales returns and pricing disputes are greater than estimated by management, additional expense may be incurred.

Net realizable value of inventories. Inventory is valued at the lower of cost or market value. We decrease the value of inventory for estimated obsolescence equal to the difference between the cost of inventory and the estimated market value, based upon an aging analysis of the inventory on hand, specifically known inventory-related risks, and assumptions about future demand and market conditions. If future demand or actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

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

Intangible assets. We purchased intangible assets, such as customer lists, in connection with the Micro Warehouse transactions. These intangible assets have finite lives, and are amortized using the straight-line method over the estimated economic lives, generally seven years.

Earnings Per Share

We calculate earnings per share in accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share” (“SFAS 128”). Accordingly, we have disclosed earnings per share calculated using both the basic and diluted methods for all periods presented. A reconciliation of basic and diluted per share computations is included in Note 12.

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

Advertising

Advertising costs are charged to expense in the period incurred. Cooperative reimbursements from vendors, which are earned and available, are recorded in the period the related advertising expenditure is incurred. The following table summarizes advertising costs and cooperative reimbursements for the years ended December 31, 2003, 2002 and 2001, respectively (in thousands):

	2003	2002	2001
Gross advertising expenses	$91,963	$89,079	$87,352
Less cooperative reimbursements	(27,834)	(85,033)	(81,843)

Net advertising expenses	$64,129	$4,046	$5,509

Cooperative reimbursements are lower in 2003 than in prior years as $60.9 million of vendor consideration which would have previously been classified as cooperative reimbursements are now classified as a reduction of cost of sales due to the adoption of Emerging Issues Task Force (“EITF”) Issue No. 02-16, “Accounting for Consideration Received from a Vendor by a Customer (Including a Reseller of the Vendor’s Products)” (“EITF 02-16”) on January 1, 2003.

Stock-Based Compensation

At December 31, 2003, we had several stock-based employee compensation plans, which are described more fully in Note 11. In accordance with Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), we account for our stock-based compensation programs according to the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Accordingly, compensation expense is recognized to the extent of employee or director services rendered based on the intrinsic value of compensatory options or shares granted under the plans. The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation for the years ended December 31, 2003, 2002 and 2001, respectively (in thousands, except per share amounts):

	2003	2002	2001
Net income, as reported	$175,186	$185,249	$168,686

Add stock-based employee compensation expense included in reported net income, net of related tax effects	344	649	2,793

Deduct total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(24,709)	(26,123)	(25,911)

Pro forma net income	$150,821	$159,775	$145,568

Basic earnings per share, as reported	$2.10	$2.18	$1.97
Diluted earnings per share, as reported	$2.03	$2.10	$1.89

Pro forma basic earnings per share	$1.81	$1.88	$1.70
Pro forma diluted earnings per share	$1.75	$1.81	$1.63

Fair Value of Financial Instruments

We estimate that the fair market value of all of our financial instruments at December 31, 2003 and 2002 are not materially different from the aggregate carrying value due to the short-term nature of these instruments.

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

4.	Recently Issued or Newly Adopted Accounting Standards

Emerging Issues Task Force (“EITF”) Issue No. 02-16, “Accounting for Consideration Received from a Vendor by a Customer (Including a Reseller of the Vendor’s Products)” (“EITF 02-16”) became effective for the Company on January 1, 2003. EITF 02-16 requires that consideration received from vendors, such as advertising support funds, be accounted for as a reduction to cost of sales when recognized in the reseller’s income statement unless certain conditions are met showing that the funds are used for a specific program entirely funded by an individual vendor. If these specific requirements related to individual vendors are met, the consideration is accounted for as a reduction in the related expense category, such as advertising or selling and administrative expense. EITF 02-16 applies to all agreements modified or entered into on or after January 1, 2003. As a result of prospectively adopting EITF 02-16, we recorded $62.7 million of vendor consideration as a reduction of cost of sales during the year ended December 31, 2003. Adopting EITF 02-16 had no impact on our operating profit, as the $62.7 million of vendor consideration recorded as a reduction of cost of sales would previously have been recorded as a reduction of advertising expense ($60.9 million) and selling and administrative expense ($1.8 million).

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

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB 51” (“FIN 46”). In December 2003, the FASB issued a revised version of FIN 46, FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities, an interpretation of ARB 51” (“FIN 46R”), to clarify some of the provisions of FIN 46 and to exempt certain entities from its requirements. FIN 46R requires that the assets, liabilities and results of the activity of variable interest entities be consolidated into the financial statements of the company that has the controlling financial interest. FIN 46R also provides the framework for determining whether a variable interest entity should be consolidated based on voting interests or significant financial support provided to it. FIN 46R was effective for the Company on February 1, 2003 for variable interest entities created after January 31, 2003. For variable interest entities or potential variable interest entities commonly referred to as special-purpose entities created prior to February 1, 2003, the FASB deferred the implementation date of FIN 46R to the period ending after December 15, 2003. For potential variable interest entities that are not special-purpose entities, FIN 46R is effective for the period ending after March 15, 2004. In accordance with FIN 46R, the assets and liabilities of CDW-L were consolidated into our balance sheet as of December 31, 2003, and we recorded a minority interest for our partner’s 50% interest in CDW-L. We consolidated approximately $7.8 million and $3.4 million of assets and liabilities, respectively, from CDW-L that are classified primarily as miscellaneous receivables and accrued expenses. Beginning on December 31, 2003, we will consolidate the future results of operations of CDW-L into our statement of income and record a minority interest for our partner’s 50% interest in CDW-L.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with the Characteristics of Both Liabilities and Equity” (“SFAS 150”). SFAS 150 requires that certain financial instruments, which under previous guidance were accounted for as equity, must now be accounted for as liabilities. The financial instruments affected include mandatory redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock. SFAS 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 had no impact on our 2003 consolidated financial statements.

5.	Marketable Securities

The amortized cost and estimated fair values of our investments in marketable securities at December 31, 2003 and 2002 were (in thousands):

		Gross
		Unrealized
	Estimated	Holding		Amortized
Security Type	Fair Value	Gains	Losses	Cost
December 31, 2003
Available-for-sale:
Municipal bonds	$100,550	$—	$—	$100,550

Total available-for-sale	100,550	—	—	100,550

Held-to-maturity:
U.S. Government and Government agency securities	195,507	215	—	195,292
Municipal securities	13,055	—	(1)	13,056
Corporate fixed income securities	31,034	—	(3)	31,037

Total held-to-maturity	239,596	215	(4)	239,385

Total marketable securities	$340,146	$215	$(4)	$339,935

December 31, 2002
Available-for-sale:
Municipal bonds	$124,674	$3	$—	$124,671

Total available-for-sale	124,674	3	—	124,671

Held-to-maturity:
U.S. Government and Government agency securities	193,306	675	—	192,631
Corporate fixed income securities	30,185	16	—	30,169

Total held-to-maturity	223,491	691	—	222,800

Total marketable securities	$348,165	$694	$—	$347,471

Estimated fair values of marketable securities are based on quoted market prices. The amortized cost and estimated fair value of our investments in marketable securities at December 31, 2003 and 2002 by contractual maturity were (in thousands):

	Estimated	Amortized
	Fair Value	Cost
December 31, 2003
Due in one year or less	$175,316	$175,210
Due in greater than one year	164,830	164,725

Total investments in marketable securities	$340,146	$339,935

December 31, 2002
Due in one year or less	$243,095	$242,761
Due in greater than one year	105,070	104,710

Total investments in marketable securities	$348,165	$347,471

As of December 31, 2003, all of the marketable securities that are due after one year have maturity dates prior to December 31, 2005.

The gross unrealized holding gains and losses on available-for-sale securities are recorded as accumulated other comprehensive income, which is reflected as a separate component of shareholders’ equity. The gross realized gains and losses on marketable securities that are included in other expense in the Consolidated Statements of Income are not material.

6.	Property and Equipment

Property and equipment consists of the following (in thousands):

	December 31,
	2003	2002
Land	$10,367	$10,367
Machinery and equipment	35,395	32,662
Building and leasehold improvements	31,836	31,418
Computer and data processing equipment	30,215	24,126
Computer software	14,588	10,368
Furniture and fixtures	8,392	7,952
Construction in progress	2,361	2,801

Total property and equipment	133,154	119,694
Less accumulated depreciation	70,831	55,606

Net property and equipment	$62,323	$64,088

We own approximately 45 acres of land at our Vernon Hills, Illinois headquarters site, of which approximately 11 acres are vacant and available for future expansion.

7.	Financing Arrangements

We have an aggregate $70 million available pursuant to two $35 million unsecured lines of credit with two financial institutions. One line of credit expires in June 2004, at which time we intend to renew the line, and the other does not have a fixed expiration date. Borrowings under the first credit facility bear interest at the prime rate less 2.5%, LIBOR plus 0.5% or the federal funds rate plus 0.5%, as determined by the Company. Borrowings under the second credit facility bear interest at the prime rate less 2.5%, LIBOR plus 0.45% or the federal funds rate plus 0.45%, as determined by the Company. At December 31, 2003, there were no borrowings under either of the credit facilities.

8.	Trade Financing Agreements

We have entered into security agreements with certain financial institutions (“Flooring Companies”) in order to facilitate the purchase of inventory from various suppliers under certain terms and conditions. The agreements allow for a maximum credit line of $68.0 million collateralized by inventory purchases financed by the Flooring Companies. At December 31, 2003 and 2002, we owed the Flooring Companies approximately $19.6 million and $17.6 million, respectively, which is included in trade accounts payable.

9.	Operating Leases and Exit Costs

We are obligated under various operating lease agreements, for sales office facilities that generally provide for minimum rent payments and a proportionate share of operating expenses and property taxes and include certain renewal and expansion options. For the years ended December 31, 2003, 2002 and 2001, rent expense was $11.3 million, $9.8 million and $7.6 million, respectively. Additionally, $888,000, $753,000 and $572,000 of rental payments were charged to the exit liability in 2003, 2002 and 2001, respectively.

Future minimum lease payments are as follows (in thousands):

Years Ended December 31,	Amount
2004	$6,727
2005	6,688
2006	6,698
2007	6,776
2008	6,973
Thereafter	15,754

Total future minimum lease payments	$49,616

The table above does not include facilities that we obtained use of as a result of the purchase of selected U.S. assets of Micro Warehouse in September 2003. These facilities, primarily sales offices in Connecticut, New Jersey, and Virginia, are leased by Micro Warehouse. Because we intend to use these facilities only on a short-term basis we are evaluating our future needs and expect to move into new locations during 2004.

In 1996, we recorded a $4.0 million pre-tax charge to operating results for exit costs relating to our leased Buffalo Grove, Illinois facility. The exit costs consist primarily of the estimated cost to the Company of subleasing the vacated facility, including holding costs, the estimated costs of restoring the building to its original condition and certain asset write-offs resulting from the relocation. During 2003, 2002 and 2001, we charged approximately $898,000, $764,000 and $565,000 against the exit accrual, respectively. These amounts include cash payments for rent, real estate taxes and restoration, net of sublease payments.

We discontinued use of the Buffalo Grove facility in the fourth quarter of 2002 and sales personnel were relocated to the Mettawa, Illinois office. In 2002 and 2001, respectively, we recorded $400,000 and $290,000 of additional pre-tax charges to operating results to cover additional exit costs we anticipated relating to the Buffalo Grove facility. The Buffalo Grove lease term expired in December 2003.

10.	Income Taxes

Pretax income from continuing operations for the years ended December 31, 2003, 2002 and 2001 was taxed under the following jurisdictions (in thousands):

	2003	2002	2001
Domestic	$289,641	$306,197	$279,976
Foreign	(77)	—	—

Total	$289,564	$306,197	$279,976

Components of the provision (benefit) for income taxes for the years ended December 31, 2003, 2002 and 2001 consist of (in thousands):

	2003	2002	2001
Current:
Federal	$91,361	$101,449	$95,503
State	21,244	20,945	19,224

Total current	112,605	122,394	114,727
Deferred	1,773	(1,446)	(3,437)

Provision for income taxes	$114,378	$120,948	$111,290

The current income tax liabilities for 2003, 2002 and 2001 were reduced by $36.5 million, $69.5 million and $58.1 million, respectively, for tax benefits recorded directly to paid-in capital relating to the exercise and vesting of shares pursuant to the CDW Stock Option Plan, the MPK Stock Option Plan and the MPK Restricted Stock Plan.

The reconciliation between the statutory tax rate expressed as a percentage of income before income taxes and the actual effective tax rate for the years ended December 31, 2003, 2002 and 2001 is as follows (dollars in thousands):

	2003		2002		2001
Statutory federal income tax rate	$101,347	35.0%	$107,169	35.0%	$97,992	35.0%
State taxes, net of federal benefit	13,921	4.8	13,411	4.4	11,926	4.3
Other	(890)	(0.3)	368	0.1	1,372	0.5

Effective tax rates	$114,378	39.5%	$120,948	39.5%	$111,290	39.8%

The tax effect of temporary differences that give rise to the net deferred income tax asset at December 31, 2003 and 2002 are presented below (in thousands):

	2003	2002
Assets:
Accounts receivable	$4,824	$4,851
Payroll and benefits	5,399	4,737
Employee stock plans	4,110	5,014
Merchandise inventory	1,467	734
Accrued expenses	457	1,435
Exit charge	130	489
Property and equipment	—	174
Loss carryforwards	31	—
Other	638	825

Gross deferred assets	17,056	18,259

Liabilities:
Property and equipment	538	—

Gross deferred liabilities	538	—

Deferred tax asset valuation allowance	31	—

Net deferred tax asset	$16,487	$18,259

The portion of the net deferred tax asset relating to employee stock plans results primarily from the compensatory stock option grants under the CDW Stock Option Plans. Compensation expense related to these plans is deductible for income tax purposes in the year the options are exercised.

The net operating loss in Canada of $77,213 may be carried forward to 2010.

11.	Stock-Based Compensation

CDW Stock Option Plans

We have established certain stock-based compensation plans for the benefit of our directors and coworkers. Pursuant to these plans, as of December 31, 2003, we have reserved a total of 6,917,010 common shares for future stock option grants. The plans generally include vesting requirements from one to 10 years and option lives of up to 20 years. Options may be granted at exercise prices ranging from $0.01 to the market price of the common stock at the date of grant.

Option activity for the years ended December 31, 2001, 2002 and 2003 was as follows:

		Weighted-
		Average	Options
	Shares	Exercise Price	Exercisable

Balance at January 1, 2001	12,039,763	$21.24	1,202,352

Options granted	1,973,514	35.01	—
Options exercised	(901,386)	10.13	—
Options forfeited	(463,015)	19.93	—

Balance at December 31, 2001	12,648,876	24.01	1,300,460

Options granted	1,169,464	55.15	—
Options exercised	(1,203,031)	15.45	—
Options forfeited	(1,235,600)	28.11	—

Balance at December 31, 2002	11,379,709	27.79	1,803,103

Options granted	1,282,434	43.49	—
Options exercised	(1,228,854)	21.07	—
Options forfeited	(455,140)	29.09	—

Balance at December 31, 2003	10,928,149	$30.33	2,462,206

For the years ended December 31, 2003, 2002 and 2001, the weighted-average fair value of options granted was as follows:

	2003	2002	2001
Exercise price equals market price at time of grant	$23.74	$30.82	$20.51
Exercise price is less than market price at time of grant	$11.75	$—	$53.70

The following table summarizes the status of outstanding stock options as of December 31, 2003:

	Options Outstanding			Options Exercisable
		Weighted-
		Average
		Remaining	Weighted-		Weighted-
	Number of	Contractual	Average	Number of	Average
Range of	Options	Life (in	Exercise	Options	Exercise
Exercise Prices	Outstanding	years)	Price	Exercisable	Price

$0.003 - 0.01	240,286	17.1	$0.01	—	$—

$5.68 - 6.75	58,468	11.8	$6.50	58,468	$6.50

$10.00 - 14.83	2,196,035	13.5	$13.70	731,114	$13.85

$16.20 - 23.99	1,608,612	15.0	$23.98	388,042	$23.99

$24.31 - 34.52	1,805,601	15.3	$26.45	190,092	$29.48

$36.62 - 54.75	4,158,861	10.4	$40.00	934,944	$37.84

$54.97 - 63.38	860,286	8.6	$56.08	159,546	$55.92

$0.003 - 63.38	10,928,149	12.5	$30.33	2,462,206	$28.31

Had we elected to apply the provisions of SFAS 123 regarding recognition of compensation expense to the extent of the calculated fair value of stock options, reported net income and earnings per share would have been reduced as follows (in thousands, except per share amounts):

	2003	2002	2001
Net income, as reported	$175,186	$185,249	$168,686

Add stock-based employee compensation expense included in reported net income, net of related tax effects	344	649	2,793

Deduct total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(24,709)	(26,123)	(25,911)

Pro forma net income	$150,821	$159,775	$145,568

Basic earnings per share, as reported	$2.10	$2.18	$1.97
Diluted earnings per share, as reported	$2.03	$2.10	$1.89

Pro forma basic earnings per share	$1.81	$1.88	$1.70
Pro forma diluted earnings per share	$1.75	$1.81	$1.63

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

For purposes of the SFAS 123 pro forma net income and earnings per share calculations, the fair value of each option grant is estimated as of the date of grant using the Black-Scholes option-pricing model. The weighted-average assumptions used in determining fair value as disclosed for SFAS 123 are shown in the following table:

	2003	2002	2001
Risk-free interest rate	3.0%	4.4%	4.8%
Dividend yield	0.0%	0.0%	0.0%
Option life (years)	5.0	5.0	4.8
Stock price volatility	59.0%	61.2%	62.4%

MPK Stock Option Plan

Effective December 31, 1992, the Company’s then majority shareholder established the MPK Stock Option Plan pursuant to which he granted non-forfeitable options to certain officers to purchase 16,573,500 shares of common stock owned by him at an exercise price of $.004175 per share. Options were exercised as follows:

Transaction Year	Number of Options Exercised
1994	1,844,892
1995	1,353,258
1997	545,746
1998	659,752
1999	1,743,992
2000	4,180,888
2001	2,751,732
2002	2,384,376
2003	1,108,864

Total	16,573,500

All options granted under the MPK Stock Option Plan were fully exercised as of December 31, 2003.

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

As of December 31, 2003, all of these shares were vested under the modified terms.

Tax Benefits

The exercise and vesting of shares pursuant to all stock-based compensation plans, including the MPK Stock Option Plan, MPK Restricted Stock Plan and the CDW Incentive Stock Option Plan resulted in the realization by the Company of tax benefits of $37.2 million in 2003, $71.0 million in 2002, and $59.2 million in 2001, of which $0.7 million, $1.5 million, and $1.1 million, respectively, were previously recorded in deferred taxes. The incremental tax benefits of $36.5 million in 2003, $69.5 million in 2002 and $58.1 million in 2001 were recorded to paid-in capital.

Restricted Stock

On January 28, 2001, we granted a restricted stock award of 100,000 shares of common stock to our Chairman and Chief Executive Officer that will vest in equal annual installments on the first four anniversaries of the date of grant. Compensation expense related to this restricted stock award is recognized over the vesting period. As of December 31, 2003, 50,000 of such shares had not yet vested.

Employee Stock Purchase Plan

On October 1, 2002, we established an Employee Stock Purchase Plan (“ESPP”) which provides that eligible coworkers may contribute up to 15% of their eligible compensation towards the quarterly purchase of our common stock. The coworkers’ purchase price is 85% of the lesser of the fair market value of the stock on the first business day or the last business day of the quarterly offering period. Coworkers may purchase shares having a fair market value of up to $25,000 (measured on the first day of the quarterly offering period for each calendar year) or 325 shares per quarter. No compensation expense is recorded in connection with the plan. The total number of shares issuable under the ESPP is 500,000. Under the ESPP, we issued 78,318 and 20,300 shares to coworkers in 2003 and 2002, respectively.

12.	Earnings Per Share

At December 31, 2003, we had outstanding common shares totaling 83,342,433. We have granted options to purchase common shares to the directors and coworkers of the Company as discussed in Note 11. These options have a dilutive effect on the calculation of earnings per share. The following table is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations as required by SFAS 128 (in thousands, except per share amounts):

	Years Ended December 31,
	2003	2002	2001
Basic earnings per share:
Income available to common shareholders (numerator)	$175,186	$185,249	$168,686

Weighted-average common shares outstanding (denominator)	83,329	84,862	85,803

Basic earnings per share	$2.10	$2.18	$1.97

Diluted earnings per share:
Income available to common shareholders (numerator)	$175,186	$185,249	$168,686

Weighted-average common shares outstanding	83,329	84,862	85,803
Effect of dilutive securities:
Options on common stock	2,846	3,434	3,333

Total common shares and dilutive securities (denominator)	86,175	88,296	89,136

Diluted earnings per share	$2.03	$2.10	$1.89

Additional options to purchase common shares were outstanding during the years ended December 31, 2003 and 2002 but were not included in the computation of diluted earnings per share because the exercise prices of these options were greater than the average market price of common shares during the respective periods. The following table summarizes the weighted-average number, and the weighted-average exercise price, of those options which were excluded from the calculation:

	Years Ended December 31,
	2003	2002
Weighted-average number of options (in 000’s)	987	920
Weighted-average exercise price	$55.69	$55.69

13.	Profit Sharing and 401(k) Plan

We have a profit sharing plan that includes a salary reduction feature established under the Internal Revenue Code Section 401(k) covering substantially all employees. Company contributions to the profit sharing plan are made in cash and determined at the discretion of the Board of Directors. For the years ended December 31, 2003, 2002 and 2001, amounts charged to expense for this plan totaled $3,066,000, $4,506,000 and $3,060,000, respectively.

14.	Leasing Joint Venture

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

In accordance with a new accounting standard, FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities, an interpretation of ARB 51,” the assets and liabilities of CDW-L were consolidated into our balance sheet as of December 31, 2003, and we recorded a minority interest for FIRSTCORP’s 50% interest in CDW-L. We consolidated approximately $7.8 million and $3.4 million of assets and liabilities, respectively, from CDW-L that are classified primarily as miscellaneous receivables and accrued expenses. Beginning on December 31, 2003, we will consolidate the future results of operations of CDW-L into our statement of income and record a minority interest for our partner’s 50% interest in CDW-L.

In 2000, CDW-L obtained a financing commitment for $25 million from a financial institution. This commitment was increased to $40 million in 2001, of which $1.5 million was outstanding at December 31, 2003. The financing commitment is collateralized by lease receivables (included in miscellaneous receivables on the balance sheet) of $4.6 million at December 31, 2003, requires CDW-L to meet certain financial covenants, and is without recourse to CDWCC or the Company. Under the terms of the financing agreements, CDW-L’s total loans outstanding are limited to a maximum of 90% of the present value of the lease payments receivable, discounted at the prime rate. At December 31, 2003, the present value of CDW-L’s borrowing base was $4.5 million and CDW-L was in compliance with all of the covenants under the agreement.

15.	Contingencies

As of December 31, 2003, the Company was not a party to any material legal proceedings.

On September 9, 2003, CDW completed the purchase of certain assets of Bridgeport Holdings, Inc., Micro Warehouse, Inc., Micro Warehouse, Inc. of Ohio, and Micro Warehouse Gov/Ed, Inc. (collectively, “Micro Warehouse”). On September 10, 2003, Micro Warehouse filed voluntary petitions for relief under chapter 11 of title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (Case No. 03-12825). On January 20, 2004, the Official Committee of Unsecured Creditors (the “Committee”) appointed in the Micro Warehouse bankruptcy proceedings filed a motion with the court seeking the production of certain documents for review and certain representatives of CDW for depositions. CDW believes that the purpose of the motion is to explore whether the purchase of assets of Micro Warehouse by CDW involved “fraudulent transfers” under the Bankruptcy Code. On February 12, 2004, the Bankruptcy Court entered an order approving a stipulation between the Committee and CDW whereby CDW consented to the Committee’s production requests. CDW believes that its transaction with Micro Warehouse did not constitute a “fraudulent transfer” as it believes that it paid reasonably equivalent value for such assets. CDW expects that the outcome of the Committee’s inquiry in this matter will have no material effect on CDW’s financial condition.

16.	Guarantees

In accordance with FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”), we recorded a $5.0 million reserve related to the equipment in a Wilmington, Ohio distribution center leased by Micro Warehouse. In September 2003, in conjunction with our purchase of selected U.S. assets of Micro Warehouse, we agreed to assume the lease for the distribution center and purchase the equipment in the facility for $8.0 million if requested by Micro Warehouse. In February 2004, under the terms of a modified agreement, we purchased the equipment and forfeited leasing the distribution center in exchange for $8.25 million. The purchase price of the equipment in the facility of $8.0 million, net of the reserve of $5.0 million, reflects the estimated realizable value of the equipment to CDW.

17.	Segment Information

We are engaged in the sale of multi-brand computers and related technology products and services, primarily through direct marketing activities. We have two operating segments: corporate, which is primarily comprised of business customers, but also includes consumers, and public sector, which is comprised of federal, state and local government entities and educational institutions. In accordance with Statement of Financial Accounting Standards No. 131, “Disclosure about Segments of an Enterprise and Related Information,” the internal organization that is used by management for making operating decisions and assessing performance is the source of our reportable segments.

The accounting policies of the segments are the same as those described in Note 3, “Summary of Significant Accounting Policies.” We allocate resources to and evaluate performance of our segments based on both sales and operating income. Our corporate segment provides purchasing, merchandising, financial, information technology, marketing, distribution and fulfillment services to the public sector segment. Certain elements of gross margin and operating expenses are subject to intercompany service agreements which provide for, among other things, a mark-up on intercompany sales and allocation of indirect expenses such as occupancy, operations and other support, payroll, training and benefits. The table below presents information about our reportable segments:

	Year Ended December 31, 2003 (in 000’s)
	Corporate	Public Sector	Eliminations	Consolidated

External customer sales	$3,575,483	$1,089,133	$—	$4,664,616
Transfers between segments	1,030,704	—	(1,030,704)	—

Total net sales	$4,606,187	$1,089,133	$(1,030,704)	$4,664,616

Income from operations	$256,557	$27,901	$—	$284,458

Net interest income and other expense				5,106

Income before income taxes				$289,564

Total assets	$1,309,970	$175,034	$(173,372)	$1,311,632

	Year Ended December 31, 2002 (in 000’s)
	Corporate	Public Sector	Eliminations	Consolidated

External customer sales	$3,399,118	$865,461	$—	$4,264,579
Transfers between segments	823,086	—	(823,086)	—

Total net sales	$4,222,204	$865,461	$(823,086)	$4,264,579

Income from operations	$281,911	$16,267	$—	$298,178

Net interest income and other expense				8,019

Income before income taxes				$306,197

Total assets	$1,034,795	$64,348	$(3,479)	$1,095,664

	Year Ended December 31, 2001 (in 000's)
	Corporate	Public Sector	Eliminations	Consolidated

External customer sales	$3,280,632	$680,913	$—	$3,961,545
Transfers between segments	619,819	—	(619,819)	—

Total net sales	$3,900,451	$680,913	$(619,819)	$3,961,545

Income from operations	$245,539	$22,659	$—	$268,198

Net interest income and other expense				11,778

Income before income taxes				$279,976

Total assets	$891,857	$74,753	$(29,581)	$937,029

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

No single customer accounted for more than 1% of net sales in fiscal years 2003, 2002 or 2001. Approximately 1% of our revenues are comprised of sales to customers outside of the continental United States.

Sales and operating expenses relating to our investment in CDW-L, accounted for under the equity method through December 31, 2003, are immaterial to the Company as a whole and are evaluated by management for making operating decisions and allocating resources as part of the corporate segment. The net equity earnings relating to our investment in CDW-L, accounted for under the equity method through December 31, 2003, were $646,244, $347,900 and $322,100 for the years ended December 31, 2003, 2002 and 2001, respectively. These amounts are included as an offset to selling and administrative expenses in the Consolidated Statements of Income. As described in Note 14, we will consolidate the future results of operations of CDW-L into our statement of income beginning on December 31, 2003 and record a minority interest for our partner’s 50% interest in CDW-L.

18.	Share Repurchase Programs

In January 2001, our Board of Directors authorized the purchase of up to 5,000,000 shares of our common stock. From January 2001 though September 2002, we purchased the 5,000,000 shares authorized to be repurchased at a total cost of $204.6 million (an average price of $40.92 per share).

In July 2002, our Board of Directors authorized a new share repurchase program of up to 2,500,000 shares of our common stock. These purchases may be made from time to time in both the open market and private transactions, as conditions warrant. This program will remain in effect through July 2004 unless earlier terminated by the Board or completed. Under this repurchase program, we purchased 1,852,424 shares of our common stock at a total cost of $76.3 million (an average price of $41.20 per share) during the year ended December 31, 2003. From July 2002 through December 31, 2003, we purchased a total of 2,360,800 shares of our common stock under this program at a total cost of $98.2 million (an average price of $41.59 per share).

In July 2003, our Board of Directors authorized a new share repurchase program of up to 2,500,000 shares of our common stock. These purchases may be made from time to time in both open market and private transactions, as conditions warrant. This new repurchase program is expected to remain in effect through July 2005, unless earlier terminated by the Board or completed. During the year ended December 31, 2003, no purchases were made under this new program.

Repurchased shares are held in treasury pending use for general corporate purposes, including issuances under various employee stock plans.

19.	Public Offering of Common Shares

In August 2001, Michael P. Krasny, the chairman emeritus, principal shareholder and a director of the Company; Gregory C. Zeman, then vice chairman and a director of the Company; and Daniel B. Kass, then an executive vice president and a director of the Company, sold a total of 10,562,500 shares of common stock through a secondary public offering at a price of $40.00 per share. We did not receive any proceeds from the sale of their shares and the number of outstanding common shares was not impacted. The shares sold by Mr. Zeman and Mr. Kass were acquired from Mr. Krasny through the exercise of options previously granted to them pursuant to the MPK Stock Option Plan. The sale of shares by Mr. Zeman and Mr. Kass resulted in the realization by the Company in the year ended December 31, 2001 of an income tax benefit of approximately $43.5 million, of which approximately $0.6 million was previously recorded to deferred taxes. The incremental tax benefit of $42.9 million was recorded as an increase to paid-in capital. Additionally, we recorded incremental payroll tax expense related to the option exercise of approximately $1.6 million, which reduced diluted earnings per share by approximately $0.01 per share.

In March 2002, Mr. Zeman sold a total of 2,000,000 shares of common stock at a price of $48.00 per share. We did not receive any proceeds from the sale of shares and the number of outstanding common shares was not impacted. The shares sold by Mr. Zeman were acquired from Mr. Krasny through the exercise of options previously granted to Mr. Zeman pursuant to the MPK Stock Option Plan. The exercise of options by Mr. Zeman resulted in the realization by the Company of an income tax benefit of approximately $37.9 million in the first quarter of 2002, of which approximately $0.4 million had been previously recorded to deferred taxes. We recorded the incremental tax benefit of $37.5 million as an increase to paid-in capital. In addition, we recorded incremental payroll tax expense related to the option exercise of approximately $1.4 million, which reduced diluted earnings per share by approximately $0.01 per share.

In May 2003, Mr. Zeman and Mr. Kass sold a total of 1,108,864 shares of common stock. We did not receive any proceeds from the sale of shares and the number of outstanding common shares was not impacted. The shares sold by Mr. Zeman and Mr. Kass were acquired from Mr. Krasny through the exercise of options previously granted to them pursuant to the MPK Stock Option Plan. The exercise of options by Mr. Zeman and Mr. Kass resulted in the realization by the Company of an income tax benefit of approximately $17.7 million in the second quarter of 2003, of which approximately $0.3 million had been previously recorded to deferred taxes. We recorded the incremental tax benefit of $17.4 million as an increase to paid-in capital. In addition, we recorded incremental payroll tax expense related to the option exercise of approximately $0.7 million, which reduced diluted earnings per share by less than $0.01 per share.

20.	Selected Quarterly Financial Data (Unaudited)

The following information is for the years ended December 31, 2003 and 2002 (in thousands, except per share data):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
December 31, 2003
Net sales	$1,017,619	$1,075,296	$1,222,785	$1,348,916
Gross profit	147,388	156,458	176,224	193,722
Income before income taxes	70,092	72,103	73,726	73,643
Net income	42,406	43,622	44,604	44,554
Earnings per share:
Basic	$0.51	$0.52	$0.54	$0.54
Diluted	$0.49	$0.51	$0.52	$0.51

December 31, 2002
Net sales	$1,002,836	$1,056,820	$1,150,970	$1,053,953
Gross profit	130,163	137,248	157,040	139,384
Income before income taxes	67,366	72,814	90,734	75,283
Net income	40,756	44,053	54,894	45,546
Earnings per share:
Basic	$0.47	$0.51	$0.65	$0.54
Diluted	$0.45	$0.49	$0.63	$0.52

Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None.

Item 9A.    Controls and Procedures.

(a)	The Company’s Chief Executive Officer and its Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) as of the end of the period covered by this annual report (the “Evaluation Date”), have concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company would be made known to them by others within the Company, particularly during the period in which this annual report was being prepared.

(b)	Changes in internal controls: There was no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended December 31, 2003 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Item 10.      Directors and Executive Officers of the Registrant.

     Except for the discussion in the following paragraph regarding the code of ethical conduct, the information required hereunder is incorporated by reference from the Registrant’s Definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 20, 2004, to be filed pursuant to Regulation 14A not later than April 29, 2004 (the “Definitive Proxy Statement”).

     We have adopted a code of ethical conduct for directors, executive officers and other senior financial personnel which is available on our Web site at CDW.com.

Item 11.      Executive Compensation.

     The information required under this item is incorporated by reference herein from the Definitive Proxy Statement.

Item 12.      Security Ownership of Certain Beneficial Owners and Management.

     The information required under this item is incorporated by reference herein from the Definitive Proxy Statement.

Item 13.      Certain Relationships and Related Transactions.

     The information required under this item is incorporated by reference herein from the Definitive Proxy Statement. Information in the Definitive Proxy Statement under the headings “Report of the Compensation and

Stock Option Committee” and “Shareholder Return Performance Presentation” is specifically not incorporated by reference.

Item 14.      Principal Accounting Fees and Services.

     The information required under this item is incorporated by reference herein from the Definitive Proxy Statement.

PART IV

Item 15.      Exhibits, Financial Statement Schedule and Reports on Form 8-K.

(a)	The following documents are filed as part of this report:

1.	Financial Statements (See Index to Consolidated Financial Statements on page 26 of this Report);

2.	Index to Financial Statement Schedule:	Page

	Report of Independent Auditors on Financial Statement Schedule	S-1

	Schedule II — Valuation and Qualifying Accounts	S-2

All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or notes thereto.

3.	Exhibits required by Securities and Exchange Commission Regulation S-K, Item 601:

Exhibit	Description of Document

3(a)	Restated Articles of Incorporation of the Company, incorporated by reference from the exhibits filed with the Company’s Quarterly Report (000-21796) on Form 10-Q for the quarter ended June 30, 2003.
3(b)	Restated Bylaws of the Company, incorporated by reference from the exhibits filed with the Company’s Quarterly Report (000-21796) on Form 10-Q for the quarter ended June 30, 2003.
4(a)	Specimen of common stock certificate.
10(a)*	CDW Computer Centers, Inc. Employees’ Defined Contribution Retirement Plan and Trust, incorporated by reference from the exhibits filed with the Company’s Registration Statement (33-59802) on Form S-1 filed under the Securities Act of 1933 filed on May 11, 1993.
10(b)*	CDW Incentive Stock Option Plan, incorporated by reference from the exhibits filed with the Company’s Registration Statement (33-59802) on Form S-1 filed under the Securities Act of 1933 filed on May 11, 1993.
10(c)*	First Amendment to CDW Incentive Stock Option Plan, incorporated by reference from the exhibits filed with the Company’s Annual Report (000-21796) on Form 10-K for the year ended December 31, 1998.
10(d)*	MPK Restricted Stock Plan and Agreement, incorporated by reference from the exhibits filed with the Company’s Registration Statement (33-59802) on Form S-1 filed under the Securities Act of 1933 filed on

May 11, 1993.
10(e)*	Employment and Non-Competition Agreement dated as of March 15, 1993 between the Company and Michael P. Krasny, incorporated by reference from the exhibits filed with the Company’s Registration Statement (33-59802) on Form S-1 filed under the Securities Act of 1933 filed on May 11, 1993.
10(f)	Tax Indemnification Agreement dated as of May 25, 1993 between the Company and Michael P. Krasny, incorporated by reference from the exhibits filed with the Company’s Registration Statement (33-59802) on Form S-1 filed under the Securities Act of 1933 filed on May 11, 1993.
10(g)*	CDW Director Stock Option Plan, incorporated by reference from the exhibits filed with the Company’s Registration Statement (33-59802) on Form S-1 filed under the Securities Act of 1933 filed on May 11, 1993.
10(h)	Lease Agreement dated January 25, 1995 between the Company, as lessee, and IJM Management Limited Partnership, as agent for the owner, as lessor, relating to the premises located in Chicago, Illinois, incorporated by reference from the exhibits filed with the Company’s Quarterly Report (000-21796) on Form 10-Q for the quarter ended June 30, 1995.
10(i)*	Non-statutory Stock Option Agreement dated September 5, 1996 between the Company and Harry J. Harczak, Jr., incorporated by reference from the exhibits filed with the Company’s Quarterly Report (000-21796) on Form 10-Q for the quarter ended September 30, 1996.
10(j)*	Non-statutory Stock Option Agreement dated September 5, 1996 between the Company and James R. Shanks, incorporated by reference from the exhibits filed with the Company’s Quarterly Report (000-21796) on Form 10-Q for the quarter ended September 30, 1996.
10(k)*	CDW 1996 Incentive Stock Option Plan, incorporated by reference from the exhibits filed with the Company’s Registration Statement (333-20935) on Form S-3 filed under the Securities Act of 1933 on January 31, 1997.
10(l)*	First Amendment to CDW 1996 Incentive Stock Option Plan, incorporated by reference from the exhibits filed with the Company’s Annual Report (000-21796) on Form 10-K for the year ended December 31, 1998.
10(m)*	CDW Officer and Manager Plan dated April 21, 1998, incorporated by reference from the exhibits accompanying the Company’s Notice of Annual Meeting of Shareholders and Proxy Statement filed March 26, 1999.
10(n)	Operating Agreement of CDW Leasing, L.L.C., incorporated by reference from the exhibits filed with the Company’s Quarterly Report (000-21796) on Form 10-Q for the quarter ended March 31, 1999.
10(o)	Loan and Security Agreement Between CDW Capital Corp. and CDW Leasing, L.L.C., incorporated by reference from the exhibits filed with the Company’s Quarterly Report (000-21796) on Form 10-Q for the quarter ended March 31, 1999.
10(p)	Lease Agreement dated October 11, 1999 between the Company as Lessee and Solano Associates as Lessor relating to the office space located at 120 S. Riverside Plaza, Chicago, Illinois, incorporated by reference from the exhibits filed with the Company’s Quarterly Report (000-21796) on Form 10-Q for the quarter ended September 30, 1999.
10(q)	Lease Agreement dated June 19, 2000 between the Company as Lessee and Solano Associates as Lessor relating to the office space located at 10 S. Riverside Plaza, Chicago, Illinois, incorporated by reference from the exhibits filed with the Company’s Quarterly Report (000-21796) on Form 10-Q for the quarter ended June 30, 2000.
10(r)	Lease Agreement dated October 3, 2000 between the Company as Lessee and Hamilton Partners as Lessor relating to the office space located at Woodland Falls I, Mettawa, Illinois, incorporated by reference from the exhibits filed with the Company’s Quarterly Report (000-21796) on Form 10-Q for the quarter ended September 30, 2000.
10(s)*	CDW 2000 Incentive Stock Option Plan, as amended through April 2, 2002, incorporated by reference from the exhibits accompanying the Company’s Definitive Proxy Statement filed April 16, 2002.
10(t)*	CDW Senior Management Incentive Plan, incorporated by reference from the exhibits accompanying the Company’s Notice of Annual Meeting of Shareholders and Proxy Statement filed March 31, 2000.
10(u)*	Employment Agreement dated as of January 28, 2001 between the Company and John A. Edwardson, incorporated by reference from the exhibits filed with the Company’s Annual Report (000-21796) on Form 10-K for the year ended December 31, 2000.
10(v)*	Transitional Compensation Agreement dated as of January 28, 2001 between the Company and John A. Edwardson, incorporated by reference from the exhibits filed with the Company’s Annual Report (000-21796) on Form 10-K for the year ended December 31, 2000.
10(w)*	Award Notice of Stock Option Grant dated as of January 28, 2001 between the Company and John A. Edwardson, incorporated by reference from the exhibits filed with the Company’s Annual Report (000-21796) on Form 10-K for the year ended December 31, 2000.
10(x)*	Restricted Stock Award dated as of January 28, 2001 between the Company and John A. Edwardson, incorporated by reference from the exhibits filed with the Company’s Annual Report (000-21796) on Form 10-K for the year ended December 31, 2000.
10(y)	Second Lease Amendment dated April 15, 2001 between the Company as Lessee and IJM Management Limited Partnership as Lessor relating to the retail sales space located at 317 West Grand Avenue, Chicago, Illinois, incorporated by reference from the exhibits filed with the Company’s Quarterly Report (000-21796) on Form 10-Q for the quarter ended June 30, 2001.
10(z)	Line of Credit Demand Note between the Company and Northern Trust Company dated July 25, 2001, incorporated by reference from the exhibits filed with the Company’s Quarterly Report (000-21796) on Form 10-Q for the quarter ended September 30, 2001.
10(aa)*	CDW Compensation Protection Plan adopted as of December 10, 2002, applicable to the Company’s executive officers, incorporated by reference from the exhibits filed with the Company’s Annual Report (000-21796) on Form 10-K for the year ended December 31, 2002.
10(bb)*	Form of Transitional Compensation Agreement, effective December 2002, entered into with each of the Company’s executive officers, incorporated by reference from the exhibits filed with the Company’s Annual Report (000-21796) on Form 10-K for the year ended December 31, 2002.
10(cc)*	Form of Noncompetition Agreement, effective December 2002, entered into with each of the Company’s executive officers,

incorporated by reference from the exhibits filed with the Company’s Annual Report (000-21796) on Form 10-K for the year ended December 31, 2002.
10(dd)	CDW Employee Stock Purchase Plan, incorporated by reference from the exhibits accompanying the Company’s Definitive Proxy Statement filed April 16, 2002.
10(ee)	Revolving Note between the Company and LaSalle National Bank dated June 30, 2003, incorporated by reference from the exhibits filed with the Company’s Quarterly Report (000-21796) on Form 10-Q for the quarter ended June 30, 2003.
21	Subsidiaries of the Registrant
23	Consent of Independent Accountants
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350

* Indicates management contract or compensatory plan or arrangement.

(b)	Reports on Form 8-K:

(i)	We filed a Current Report on Form 8-K on October 22, 2003 furnishing a Press Release announcing our third quarter 2003 earnings under item 12.

(c)	The Exhibits required by Item 601 of Regulation S-K are reflected above in Section (a) 3. of this Item.
(d)	The financial statement schedule is included as reflected in Section (a) 2. of this Item.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CDW CORPORATION

Date: March 11, 2004

	By:	/s/ John A. Edwardson

John A. Edwardson, Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John A. Edwardson	Chairman of the Board and	March 11, 2004
Chief Executive Officer
John A. Edwardson

/s/ Barbara A. Klein	Senior Vice President and	March 11, 2004
Chief Financial Officer
Barbara A. Klein	(principal financial officer)

/s/ Sandra M. Rouhselang	Vice-President and Controller	March 11, 2004
(principal accounting officer)
Sandra M. Rouhselang

/s/ Michelle L. Collins	Director	March 11, 2004

Michelle L. Collins

/s/ Casey G. Cowell	Director	March 11, 2004

Casey G. Cowell

/s/ Daniel S. Goldin	Director	March 11, 2004

Daniel S. Goldin

/s/ Dr. Donald Jacobs	Director	March 11, 2004

Dr. Donald Jacobs

/s/ Michael P. Krasny	Director	March 11, 2004

Michael P. Krasny

/s/ Terry L. Lengfelder	Director	March 11, 2004

Terry L. Lengfelder

/s/ Susan D. Wellington	Director	March 11, 2004

Susan D. Wellington

/s/ Brian E. Williams	Director	March 11, 2004

Brian E. Williams

REPORT OF INDEPENDENT AUDITORS ON
FINANCIAL STATEMENT SCHEDULE

To Board of Directors of
CDW Corporation:

Our audits of the consolidated financial statements referred to in our report dated January 16, 2004, except for Note 15, as to which the date is February 12, 2004, appearing on page 28 of this Form 10-K also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Chicago, Illinois January 16, 2004, except for Note 15, as to which the date is February 12, 2004

S-1

CDW CORPORATION
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
Years ended December 31, 2003, 2002 and 2001
(in thousands)

Column A	Column B	Column C		Column D	Column E
	Balance at	Charged to	Charged		Balance at
	Beginning	Costs and	to Other		End of
Description	of Period	Expenses	Accounts	Deductions	Period

Year ended December 31, 2003
Deducted in the balance sheet from the asset to which it applies:
Allowance for doubtful accounts	$10,500	$2,414	$—	$2,857 (a)	$10,057

Year ended December 31, 2002
Deducted in the balance sheet from the asset to which it applies:
Allowance for doubtful accounts	$9,500	$5,833	$—	$4,833 (a)	$10,500

Year ended December 31, 2001
Deducted in the balance sheet from the asset to which it applies:
Allowance for doubtful accounts	$7,000	$8,384	$—	$5,884 (a)	$9,500

Note:
(a)	Uncollectible items written off, less recoveries of items previously written off.

S-2