Form 10-Q
period 2004-03-31
CDW CORP
filed 2004-05-10
CIK 899171

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

As of May 4, 2004, 91,743,335 common shares were issued and 83,531,535 were outstanding.

CDW CORPORATION AND SUBSIDIARIES
INDEX

ii

Part I. Financial Information

Item 1. Financial Statements

CDW CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31,	December 31,
	2004	2003
	(unaudited)
Assets

Current assets:
Cash and cash equivalents	$306,405	$222,425
Marketable securities	355,623	339,935
Accounts receivable, net of allowance for doubtful accounts of $10,025 and $10,057, respectively	472,000	444,000
Merchandise inventory	172,563	183,890
Miscellaneous receivables	25,340	28,517
Deferred income taxes	12,147	12,147
Prepaid expenses	3,061	3,994

Total current assets	1,347,139	1,234,908

Property and equipment, net	61,574	62,323
Other assets	15,876	14,401

Total assets	$1,424,589	$1,311,632

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	$186,015	$157,079
Accrued expenses:
Compensation	34,737	39,246
Income taxes	29,091	14,419
Other	33,919	37,719

Total current liabilities	283,762	248,463

Minority interest	2,156	1,985

Shareholders’ equity:
Preferred shares, $1.00 par value; 5,000 shares authorized; none issued	—	—
Common shares, $.01 par value; 500,000 shares authorized; 91,698 and 90,903 shares issued, respectively	917	909
Paid-in capital	442,604	408,413
Retained earnings	1,012,160	956,867
Unearned compensation	(189)	(269)
Accumulated other comprehensive income	130	183

	1,455,622	1,366,103

Less cost of common shares in treasury; 7,741 shares and 7,561 shares, respectively	(316,951)	(304,919)

Total shareholders’ equity	1,138,671	1,061,184

Total liabilities and shareholders’ equity	$1,424,589	$1,311,632

The accompanying notes are an integral part of the consolidated financial statements.

CDW CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2004	2003
Net sales	$1,336,689	$1,017,619
Cost of sales	1,132,226	870,231

Gross profit	204,463	147,388

Selling and administrative expenses	96,066	68,311
Net advertising expense	18,217	10,625

Income from operations	90,180	68,452

Interest income	1,837	2,045
Other expense, net	(411)	(405)

Income before income taxes	91,606	70,092

Income tax provision	36,313	27,686

Net income	$55,293	$42,406

Earnings per share:
Basic	$0.66	$0.51

Diluted	$0.63	$0.49

Weighted-average number of common shares outstanding:
Basic	83,819	83,967

Diluted	87,275	86,542

The accompanying notes are an integral part of the consolidated financial statements.

CDW CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(in thousands)
(unaudited)

							Accumulated
	Total						Other
	Shareholders'	Common	Paid-in	Retained	Unearned	Treasury	Comprehensive	Comprehensive
	Equity	Shares	Capital	Earnings	Compensation	Shares	Income	Income

Balance at December 31, 2003	$1,061,184	$909	$408,413	$956,867	$(269)	$(304,919)	$183
Amortization of unearned compensation	80	—	—	—	80	—	—
Exercise of stock options	19,126	8	19,118	—	—	—	—
Issuance of common stock in connection with Employee Stock Purchase Plan	746	—	746	—	—	—	—
Tax benefit from stock option and restricted stock transactions	14,327	—	14,327	—	—	—	—
Purchase of treasury shares	(12,032)	—	—	—	—	(12,032)	—
Net income	55,293	—	—	55,293	—	—	—	$55,293
Foreign currency translation adjustment	(53)	—	—	—	—	—	(53)	(53)

Comprehensive income	—	—	—	—	—	—	—	$55,240

Balance at March 31, 2004	$1,138,671	$917	$442,604	$1,012,160	$(189)	$(316,951)	$130

The accompanying notes are an integral part of the consolidated financial statements.

CDW CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2004	2003
Cash flows from operating activities:
Net income	$55,293	$42,406

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	3,857	3,892
Accretion of marketable securities	165	241
Stock-based compensation expense	80	166
Allowance for doubtful accounts	(32)	—
Deferred income taxes	—	882
Tax benefit from stock option and restricted stock transactions	14,327	8,350
Minority interest	171	—

Changes in assets and liabilities:
Accounts receivable	(27,968)	(1,901)
Miscellaneous receivables and other assets	1,421	(839)
Merchandise inventory	11,327	20,488
Prepaid expenses	933	1,062
Accounts payable (1)	57,776	(8,916)
Accrued compensation	(4,509)	(4,810)
Accrued income taxes and other expenses	10,872	6,498

Net cash provided by operating activities	123,713	67,519

Cash flows from investing activities:
Purchases of available-for-sale securities	(264,416)	(425,566)
Redemptions of available-for-sale securities	261,901	412,695
Purchases of held-to-maturity securities	(139,110)	(138,146)
Redemptions of held-to-maturity securities	125,772	126,023
Investment in and advances to joint venture	—	(35)
Repayment of advances from joint venture	—	1,300
Purchase of property and equipment	(2,827)	(1,907)

Net cash used in investing activities	(18,680)	(25,636)

Cash flows from financing activities:
Purchase of treasury shares (1)	(5,293)	(20,910)
Proceeds from exercise of stock options	19,126	5,391
Issuance of common stock in connection with Employee Stock Purchase Plan	746	752
Change in book overdrafts	(35,579)	—

Net cash used in financing activities	(21,000)	(14,767)

Effect of exchange rate changes on cash and cash equivalents	(53)	—

Net increase in cash	83,980	27,116

Cash and cash equivalents — beginning of period	222,425	157,140

Cash and cash equivalents — end of period	$306,405	$184,256

(1)	The Company acquired $6.7 million and $4.3 million of shares for treasury purposes in March 2004 and March 2003, respectively, for which cash settlement occurred in April 2004 and April 2003, respectively. Accordingly, the Company has excluded these non-cash items from both the “Purchase of treasury shares” and “Accounts payable” amounts presented above.

The accompanying notes are an integral part of the consolidated financial statements.

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	Description of Business

CDW Corporation (collectively with its subsidiaries, “CDW” or the “Company”) is a leading direct marketer of multi-brand computers and related technology products and services in the United States. Our primary business is conducted from a combined corporate office and distribution center located in Vernon Hills, Illinois, and sales offices in Illinois, Virginia, Connecticut, New Jersey, and Toronto, Canada. Additionally, we market and sell products through CDW.com, CDWG.com, macwarehouse.com and CDW.ca, our Web sites.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. Such principles were applied on a basis consistent with those reflected in our 2003 Annual Report on Form 10-K and documents incorporated therein as filed with the Securities and Exchange Commission. The accompanying financial data should be read in conjunction with the notes to consolidated financial statements contained in our 2003 Annual Report on Form 10-K and documents incorporated therein. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly our financial position as of March 31, 2004 and December 31, 2003, the results of operations for the three month periods ended March 31, 2004 and 2003, the cash flows for the three month periods ended March 31, 2004 and 2003, and the changes in shareholders’ equity for the three month period ended March 31, 2004. The unaudited condensed consolidated statements of income for such interim periods are not necessarily indicative of results for the full year.

Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make use of certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported periods. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates. See the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2003 for an additional discussion of the most significant accounting policies and estimates used in the preparation of our financial statements.

Stock-Based Compensation

At March 31, 2004, we had several stock-based employee compensation plans. In accordance with Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), we account for our stock-based compensation programs according to the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Accordingly, compensation expense is recognized to the extent of employee or director services rendered based on the intrinsic value of compensatory options or shares granted under the plans. The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of

SFAS 123 to stock-based employee compensation for the three month periods ended March 31, 2004 and 2003 (in thousands, except per share amounts):

	Three Months Ended March 31,
	2004	2003
Net income, as reported	$55,293	$42,406

Add stock-based employee compensation expense included in reported net income, net of related tax effects	48	100

Deduct total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(6,051)	(6,213)

Pro forma net income	$49,290	$36,293

Basic earnings per share, as reported	$0.66	$0.51
Diluted earnings per share, as reported	$0.63	$0.49

Pro forma basic earnings per share	$0.59	$0.43
Pro forma diluted earnings per share	$0.56	$0.42

3.	Marketable Securities

The amortized cost and estimated fair values of our investments in marketable securities at March 31, 2004, were (in thousands):

		Gross
		Unrealized
	Estimated	Holding			Amortized
Security Type	Fair Value	Gains	Losses		Cost
Available-for-sale:
Municipal bonds	$103,075	$-	$-		$103,075

Total available-for-sale	103,075	-	-		103,075

Held-to-maturity:
U.S. Government and Government agency securities Municipal securities Corporate fixed income securities	182,777 28,052 42,259	542 - -	- (1 (1	) )	182,235 28,053 42,260

Total held-to-maturity	253,088	542	(2)		252,548

Total marketable securities	$356,163	$542	$(2)		$355,623

Estimated fair values of marketable securities are based on quoted market prices. The amortized cost and estimated fair value of our investments in marketable securities at March 31, 2004, by contractual maturity, were (in thousands):

	Estimated	Amortized
	Fair Value	Cost
Due in one year or less	$182,892	$182,824
Due after one year	173,271	172,799

Total investments in marketable securities	$356,163	$355,623

As of March 31, 2004, all of the marketable securities that are due after one year have maturity dates prior to March 31, 2006.

The gross unrealized holding gains and losses on available-for-sale securities are recorded as accumulated other comprehensive income, which is reflected as a separate component of shareholders’ equity. The gross realized gains and losses on marketable securities that are included in other expense in the Condensed Consolidated Statements of Income are not material.

4.	Financing Arrangements

We have an aggregate $70 million available pursuant to two $35 million unsecured lines of credit with two financial institutions. One line of credit expires in June 2004, at which time we intend to renew the line, and the other does not have a fixed expiration date. Borrowings under the first credit facility bear interest at the prime rate less 2.5%, LIBOR plus 0.5% or the federal funds rate plus 0.5%, as determined by the Company. Borrowings under the second credit facility bear interest at the prime rate less 2.5%, LIBOR plus 0.45% or the federal funds rate plus 0.45%, as determined by the Company. At March 31, 2004, there were no borrowings under either of the credit facilities.

We have entered into security agreements with certain financial institutions (“Flooring Companies”) in order to facilitate the purchase of inventory from various suppliers under certain terms and conditions. The agreements allowed for a maximum credit line of $70 million collateralized by inventory purchases financed by the Flooring Companies. All amounts owed the Flooring Companies are included in trade accounts payable.

5.	Earnings Per Share

At March 31, 2004, we had 83,957,932 outstanding common shares. We have granted options to purchase common shares to the directors and coworkers of CDW under several stock option plans. These options have a dilutive effect on the calculation of earnings per share. The following table is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations as required by Statement of Financial Accounting Standards No. 128, “Earnings Per Share” (in thousands, except per share amounts):

	Three Months Ended March 31,
	2004	2003
Basic earnings per share:
Income available to common shareholders (numerator)	$55,293	$42,406

Weighted-average common shares outstanding (denominator)	83,819	83,967

Basic earnings per share	$0.66	$0.51

Diluted earnings per share:
Income available to common shareholders (numerator)	$55,293	$42,406

Weighted-average common shares outstanding	83,819	83,967
Effect of dilutive securities:
Options on common stock	3,456	2,575

Total common shares and dilutive securities (denominator)	87,275	86,542

Diluted earnings per share	$0.63	$0.49

Additional options to purchase common shares were outstanding during the three month period ended March 31, 2004, but were not included in the computation of diluted earnings per share because the exercise prices of these options were greater than the average market price of common shares during the period. The following table summarizes the weighted-average number, and the weighted-average exercise price, of those options which were excluded from the calculation:

Three Months Ended
March 31, 2004
Weighted-average number of options (in 000’s)	177
Weighted-average exercise price	$68.00

6.	Share Repurchase Programs

In July 2002, our Board of Directors authorized a share repurchase program of up to 2,500,000 shares of our common stock. This repurchase program was completed during March 2004. Under this repurchase program, we purchased 139,200 shares of our common stock during the three month period ended March 31, 2004, at a total cost of $9.3 million (an average price of $66.83 per share). From July 2002 through March 31, 2004, we purchased the 2,500,000 shares authorized to be repurchased at a total cost of $107.5 million (an average price of $42.99 per share).

In July 2003, our Board of Directors authorized another share repurchase program of up to 2,500,000 shares of our common stock. These purchases may be made from time to time in both open market and private transactions, as conditions warrant. This new repurchase program is expected to remain in effect through July 2005, unless earlier terminated by the Board or completed. Under this repurchase program, we purchased 40,500 shares of our common stock at a total cost of $2.7 million (an average price of $67.36 per share) during the three month period ended March 31, 2004.

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

The accounting policies of the segments are the same as those described previously in the “Summary of Significant Accounting Policies.” We allocate resources to and evaluate performance of our segments based on both sales and operating income. Our corporate segment provides purchasing, merchandising, accounting, information technology, marketing, distribution and fulfillment services to the public sector segment. Certain elements of gross margin and operating expenses are subject to intercompany service agreements which provide for, among other things, a mark-up on intercompany sales and allocation of indirect expenses such as occupancy, operations and other support, payroll, training and benefits. The tables below present information about our reportable segments (in thousands):

	Three Months Ended March 31, 2004
	Corporate	Public Sector	Eliminations	Consolidated
External customer sales	$1,089,122	$247,567	$—	$1,336,689
Transfers between segments	229,625	—	(229,625)	—

Total net sales	$1,318,747	$247,567	$(229,625)	$1,336,689

Income from operations	$85,232	$4,948	$—	$90,180

Net interest income and other expense				1,426

Income before income taxes				$91,606

Total assets	$1,422,857	$180,544	$(178,812)	$1,424,589

	Three Months Ended March 31, 2003
	Corporate	Public Sector	Eliminations	Consolidated
External customer sales	$834,166	$183,453	$—	$1,017,619
Transfers between segments	174,933	—	(174,933)	—

Total net sales	$1,009,099	$183,453	$(174,933)	$1,017,619

Income from operations	$65,372	$3,080	$—	$68,452

Net interest income and other expense				1,640

Income before income taxes				$70,092

Total assets	$1,060,773	$66,388	$(2,564)	$1,124,597

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

No single customer accounted for more than 1% of net sales in the three month periods ended March 31, 2004 or 2003. Approximately 1% of our revenues are comprised of sales to customers outside of the continental United States.

8.	Leasing Joint Venture

In accordance with FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities, an interpretation of ARB 51,” we consolidated CDW Leasing, L.L.C. (“CDW-L”) on December 31, 2003. CDW-L is a joint venture, formed in April 1999, that is 50 percent owned by each of CDW Capital Corporation (“CDWCC”), a wholly-owned subsidiary of the Company, and First Portland Corporation (“FIRSTCORP”), an unrelated third party leasing company. CDW-L’s results of operations subsequent to December 31, 2003 are included in our statement of income with a minority interest for our partner’s 50 percent interest in this joint venture reflected in other expense, net. CDW-L had a $40 million financing commitment from a financial institution, of which $1.5 million was outstanding at December 31, 2003. During the three month period ended March 31, 2004, the balance of $1.5 million was repaid and the financing commitment was terminated.

9.	Contingencies

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

10.	Other Matters

In February 2004, we purchased the equipment in a Wilmington, Ohio distribution center leased by Micro Warehouse and forfeited leasing the facility in exchange for $8.25 million. During 2003, we recorded a $5.0 million reserve related to the purchased equipment in accordance with FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” At March 31, 2004, we increased this reserve by $2.0 million due to a change in the scenarios used in estimating the Company’s exposure. The additional $2.0 million is included in selling and administrative expenses on the Condensed Consolidated Statement of Income for the three month period ended March 31, 2004. We expect to liquidate almost all of the purchased equipment and to complete that liquidation by the end of the third quarter.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the notes thereto.

Overview

     We are a leading direct marketer of multi-brand computers and related technology products and services in the United States. Our primary business is conducted from a combined corporate office and distribution center located in Vernon Hills, Illinois, and sales offices in Illinois, Virginia, Connecticut, New Jersey, and Toronto, Canada. Additionally, we market and sell products through CDW.com, CDWG.com, macwarehouse.com and CDW.ca, our Web sites.

     For financial reporting purposes, we have two operating segments: corporate, which is primarily comprised of business customers, but also includes consumers (which generated approximately 2% of net sales in the three month periods ended March 31, 2004 and 2003); and public sector, which is comprised of federal, state and local government entities and educational institutions that are served by CDW Government, Inc. (“CDW-G”), a wholly-owned subsidiary.

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

     In Item 7 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations”) of our Annual Report on Form 10-K for the year ended December 31, 2003, which was filed with the Securities and Exchange Commission on March 12, 2004, we included a discussion of the most significant accounting policies and estimates used in the preparation of our financial statements. There has been no material change in the policies and estimates used by us in the preparation of our financial statements since the filing of our Annual Report.

Results Of Operations

     The following table sets forth for the periods indicated information derived from our consolidated statements of income expressed as a percentage of net sales:

	Percentage of Net Sales
	Three Months Ended March 31,
Financial Results	2004	2003
Net sales	100.0%	100.0%
Cost of sales	84.7	85.5

Gross profit	15.3	14.5
Selling and administrative expenses	7.2	6.7
Net advertising expense	1.4	1.1

Income from operations	6.7	6.7
Interest and other income/expense	0.1	0.2

Income before income taxes	6.8	6.9
Income tax provision	2.7	2.7

Net income	4.1%	4.2%

     The following table sets forth for the periods indicated a summary of certain of our consolidated operating statistics:

	Three Months Ended March 31,
Operating Statistics	2004	2003
Commercial customers served (1):
Current period	223,708	178,645
Trailing 12 months	439,620	360,131
% of sales to commercial customers	97.6%	97.7%
Number of invoices processed	1,650,008	1,284,849
Average invoice size	$877	$850
Direct web sales (000’s)	$361,787	$232,140
Sales force, end of period	1,809	1,374
Annualized inventory turnover	25	25
Accounts receivable — days sales outstanding	32	30

(1)	Commercial customers are defined as public sector and corporate customers excluding consumers.

     The following table presents net sales dollars by product category as a percentage of total net sales dollars. Product lines are based upon internal product code classifications. Product mix for the three month period ended March 31, 2003 has been retroactively adjusted for certain changes in individual product categorization.

	Three Months Ended March 31,
Analysis of Product Mix	2004	2003
Notebook computers and accessories	13.2%	12.1%
Desktop computers and servers	13.5	13.2

Subtotal computer products	26.7	25.3
Software	17.2	16.2
Data storage devices	13.8	14.5
Printers	13.4	14.9
NetComm products	8.6	9.2
Video	8.7	9.1
Add-on boards/memory	4.6	4.2
Input devices	3.3	3.3
Other	3.7	3.3

Total	100.0%	100.0%

     The following table represents the change in year-over-year sales dollars by product category for each of the periods indicated. Product lines are based upon internal product code classifications. The rates of change for the three month period ended March 31, 2003 have been retroactively adjusted for certain changes in individual product categorization.

	Three Months Ended March 31,
Analysis of Product Category Growth	2004	2003
Notebook computers and accessories	41.7%	(5.9)%
Desktop computers and servers	33.2	(2.1)

Subtotal computer products	37.2	(4.0)
Software	38.2	(3.2)
Data storage devices	23.8	(0.2)
Printers	17.1	10.6
NetComm products	23.1	—
Video	25.8	7.5
Add-on boards/memory	42.9	(7.2)
Input devices	28.4	17.3
Other	44.5	19.8

Three Month Period Ended March 31, 2004 Compared to Three Month Period Ended March 31, 2003

     Net sales in the first quarter of 2004 increased 31.4% to $1.337 billion, compared to $1.018 billion in the first quarter of 2003. Included in the first quarter of 2004 were sales made by former members of the Micro Warehouse sales force who joined CDW in September 2003 in conjunction with the Micro Warehouse transactions. Net sales were positively impacted by double-digit unit volume growth in most product categories on a year-over-year basis. Sales of notebook computers and accessories, desktop computers and servers, software and add-on boards/memory each increased more than 30% in the first quarter of 2004 over the first quarter of 2003. Corporate segment sales increased 30.6% to $1,089.1 million in the first quarter of 2004 from $834.2 million in the first quarter of 2003, and comprised 81.5% of our total net sales for the quarter. Public sector segment sales increased 34.9% to $247.6 million in the first quarter of 2004 from $183.5 million in the first quarter of 2003, and comprised 18.5% of our total net sales for the quarter.

     Gross profit increased 38.7% to $204.5 million in the first quarter of 2004, compared to $147.4 million in the first quarter of 2003. As a percentage of net sales, gross profit was 15.3% in the first quarter of 2004, compared to 14.5% in the first quarter of 2003. The increase in the gross profit percentage was primarily due to improved product pricing, vendor rebates and the adoption in January 2003 of a new accounting pronouncement, Emerging Issues Task Force Issue No. 02-16, “Accounting for Consideration Received from a Vendor by a Customer (Including a Reseller of the Vendor’s Products)” (“EITF 02-16”). EITF 02-16 had a partial impact on the first quarter of 2003 since it applied only to new or modified programs after January 1, 2003. As a result, we recorded an additional $8.1 million of vendor consideration as a reduction of cost of sales in the first quarter of 2004 compared to the first quarter of 2003, which had the effect of increasing the gross profit margin in the first quarter of 2004 by 0.35 percentage points compared to the first quarter of 2003. In addition to the impact of EITF 02-16, we experienced a higher level of vendor rebates in the first quarter of 2004 as a result of reconciliations with vendors on certain rebate programs.

     In general, our objective for gross profit as a percentage of net sales is between 14.25% and 15.00%, including the impact of EITF 02-16. The gross profit margin depends on various factors, including vendor inventory price protection and rebate programs, vendor funding, product mix, including third party services, pricing strategies, market conditions, and other factors, any of which could result in a fluctuation of gross margins below recent experience.

     Selling and administrative expenses increased in the first quarter of 2004 to $96.1 million, compared to $68.3 million in the first quarter of 2003. Included in the first quarter of 2004 selling and administrative expenses were $2.6 million of integration expenses related to the Micro Warehouse transactions. The primary drivers of the increase in selling and administrative expenses were:

•	Payroll costs increased $20.1 million, primarily due to our continued investment in our sales force and increases in administrative areas to support a larger and growing business. Our sales force consists of account managers (including field sales representatives) as well as product category specialists who provide consultation in areas requiring technical or specialized product expertise such as networking, security, data storage and volume software licensing. Payroll tax expenses were higher in the first quarter of 2004 due to an increased number of coworkers, higher unemployment tax rates in certain states and stock option exercises by coworkers. Payroll costs for the first quarter of 2004 also included $1.0 million of expenses for former Micro Warehouse employees performing transition services.

•	Employee-related costs (which includes items such as profit sharing, incentive awards and insurance) increased $1.2 million, primarily due to increased insurance costs resulting from higher insurance rates and coverage for a larger number of coworkers.

•	Occupancy costs increased $1.4 million, primarily due to additional office facilities for our locations on the east coast. Occupancy costs for the first quarter of 2004 also included $0.3 million in rent and operating expenses for the Wilmington, Ohio distribution center leased by Micro Warehouse. Pursuant to our arrangement with Micro Warehouse, we will continue to pay rent and operating expenses for this facility until we complete the removal of the equipment in the facility, estimated to occur by the end of the third quarter.

•	Other selling and administrative costs increased $5.1 million, primarily due to increased administrative expenses required to support a larger business, such as professional fees, telephone expenses, and travel and entertainment expenses. Other selling and administrative costs for the first quarter of 2004 also included $1.3 million of costs related to the Micro Warehouse transactions, including an increase of $2.0 million in the reserve for equipment purchased from Micro Warehouse in its Wilmington, Ohio distribution center and $0.5 million of legal fees, partially offset by $1.2 million of income from collections of accounts receivable generated by Micro Warehouse prior to the Micro Warehouse transactions.

Selling and administrative expenses increased to 7.2% of net sales in the quarter ended March 31, 2004, from 6.7% in the same period of 2003.

     Net advertising expense increased to $18.2 million in the first quarter of 2004, compared to $10.6 million in the same period of 2003. This increase is primarily due to the partial impact of the adoption of EITF 02-16 in the first quarter of 2003, as only new or modified programs after January 1, 2003 were subject to the new standard. The first quarter of 2004 reflected an additional $8.1 million of vendor funding that was reclassified to cost of sales compared to the same period of the prior year. Gross advertising expense decreased to $19.5 million in the first quarter of 2004, compared to $20.6 million in the first quarter of 2003, while decreasing as a percentage of net sales to 1.5% versus 2.0%, respectively.

     Consolidated operating income was $90.2 million in the first quarter of 2004, an increase of 31.7% from $68.5 million in the first quarter of 2003. Consolidated operating income as a percentage of net sales was consistent at 6.7% in the first quarters of 2004 and 2003. Corporate segment operating income was $85.2 million in the first quarter of 2004, an increase of 30.4% from $65.3 million in the first quarter of 2003. Public sector segment operating income was $4.9 million in the first quarter of 2004, an increase of 60.6% from $3.1 million in the first quarter of 2003.

     Interest income, net of other expenses, decreased to $1.4 million in the first quarter of 2004, compared to $1.6 million in the first quarter of 2003, as higher levels of cash available for investing were offset by decreases in the rates of interest earned.

     The effective income tax rate, expressed as a percentage of income before income taxes, was 39.6% in the first quarter of 2004 and 39.5% in the first quarter of 2003.

     Net income in the first quarter of 2004 was $55.3 million, a 30.4% increase from $42.4 million in the first quarter of 2003. Diluted earnings per share were $0.63 in the first quarter of 2004, an increase of 28.6% from $0.49 in the first quarter of 2003.

Seasonality

     Sales in our corporate segment, which serves primarily business and, to a small extent, consumer markets, have not historically experienced significant seasonality throughout the year. In contrast, sales in our public sector segment have historically been higher in the third quarter than in other quarters due to the buying patterns of federal government and education customers. If sales to public sector customers increase as a percentage of overall sales, the Company as a whole may experience increased seasonality in future periods.

Liquidity and Capital Resources

Working Capital

     We have historically financed our operations and capital expenditures primarily through cash flows from operations. At March 31, 2004, we had cash, cash equivalents, and marketable securities of $662.0 million and working capital of $1,063.4 million, representing an increase of $99.7 million in cash, cash equivalents, and marketable securities and an increase of $76.9 million in working capital from December 31, 2003. The increase in working capital was primarily a result of increases in cash and cash equivalents, marketable securities and accounts receivable, partially offset by increases in accounts payable and accrued liabilities.

     We have an aggregate $70 million available pursuant to two $35 million unsecured lines of credit with two financial institutions. One line of credit expires in June 2004, at which time we intend to renew the line, and the other does not have a fixed expiration date. Borrowings under the first credit facility bear interest at the prime rate less 2.5%, LIBOR plus 0.5% or the federal funds rate plus 0.5%, as determined by the Company. Borrowings under the second credit facility bear interest at the prime rate less 2.5%, LIBOR plus 0.45% or the federal funds rate plus 0.45%, as determined by the Company. At March 31, 2004, there were no borrowings under either of the credit facilities.

     We have entered into security agreements with certain financial institutions (“Flooring Companies”) in order to facilitate the purchase of inventory from various suppliers under certain terms and conditions. The agreements allowed for a maximum credit line of $70 million collateralized by inventory purchases financed by the Flooring Companies. All amounts owed the Flooring Companies are included in trade accounts payable.

     In July 2002, our Board of Directors authorized a share repurchase program of up to 2,500,000 shares of our common stock. This repurchase program was completed during March 2004. Under this repurchase program, we purchased 139,200 shares of our common stock during the three month period ended March 31, 2004, at a total cost of $9.3 million (an average price of $66.83 per share). From July 2002 through March 31, 2004, we purchased the 2,500,000 shares authorized to be repurchased at a total cost of $107.5 million (an average price of $42.99 per share).

     In July 2003, our Board of Directors authorized another share repurchase program of up to 2,500,000 shares of our common stock. These purchases may be made from time to time in both open market and private transactions, as conditions warrant. This new repurchase program is expected to remain in effect through July 2005, unless earlier terminated by the Board or completed. Under this repurchase program, we purchased 40,500 shares of our common stock at a total cost of $2.7 million (an average price of $67.36 per share) during the three month period ended March 31, 2004.

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

     Our current and anticipated uses of our cash, cash equivalents and marketable securities are to fund growth in working capital and capital expenditures necessary to support future growth in sales, our stock buyback programs, potential dividends and possible expansion through acquisitions. We believe that the funds held in cash, cash equivalents and marketable securities, and funds available under the credit facilities, will be sufficient to fund our working capital and cash requirements for the foreseeable future.

Cash Flows for the Three Month Period Ended March 31, 2004

     Net cash provided by operating activities was $123.7 million in the three month period ended March 31, 2004. The primary factors that affected our cash flow from operations were net income, changes in accounts receivable and accounts payable, and tax benefits from stock options and restricted stock transactions. Accounts receivable increased from $444.0 million at December 31, 2003 to $472.0 million at March 31, 2004. The increase in accounts receivable was primarily due to higher sales. Accounts payable increased to $186.0 million at March 31, 2004, compared with $157.1 million at December 31, 2003, including the impact of a $35.6 million decrease in book overdrafts. The accounts payable balance fluctuates due to our normal cycle of payments. The increase in accounts payable at March 31, 2004 was due to this periodic fluctuation. Cash provided by operating activities in the first three months of 2004 was positively impacted by a $14.3 million tax benefit recorded to paid-in capital, relating to the exercise of options pursuant to the various stock-based employee compensation plans.

     Net cash used in investing activities for the three month period ended March 31, 2004 was $18.7 million, including $15.9 million used to purchase marketable securities and $2.8 million used for capital expenditures.

     Net cash used in financing activities for the three month period ended March 31, 2004 was $21.0 million. This included a $35.6 million decrease in book overdrafts from December 31, 2003 to March 31, 2004 and the repurchase of 179,700 shares of our common stock at a total cost of $12.0 million, excluding 100,000 shares at a total cost of $6.7 million acquired during March 2004 for which cash settlement did not occur until April 2004. The impact of these items was partially offset by proceeds of $19.1 million from the exercise of stock options under our various stock option plans and $0.7 million from the issuance of common stock in connection with the Employee Stock Purchase Plan.

     Any statements in this report that are forward-looking (that is, not historical in nature) are made pursuant to the safe harbor provisions of The Private Securities Litigation Reform Act of 1995. Such forward-looking statements include, for example, statements concerning the Company’s sales growth, gross profit as a percentage of sales, advertising expense and cooperative advertising reimbursements. In addition, words such as “likely,” “may,” “would,” “could,” “should,” “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” and similar expressions, may identify forward-looking statements in this report. Forward-looking statements in this report are based on the Company’s beliefs and expectations as of the date of this report and are subject to risks and uncertainties, including those described below, which may have a significant impact on the Company’s business, operating results or financial condition. Investors are cautioned that these forward-looking statements are inherently uncertain. Should one or more of the risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described herein. The following factors, among others, may have an impact on the accuracy of the forward-looking statements contained in this report: the continued acceptance of the Company’s distribution channel by vendors and customers, the timely availability and acceptance of new products, continuation of key vendor relationships and support programs, the continuing development, maintenance and operation of the Company’s I.T. systems, changes and uncertainties in economic and political conditions that could affect the rate of I.T. spending by the Company’s customers, changes in pricing by our vendors, the ability of the Company to hire and retain qualified account managers and any additional factors described from time to time in the Company’s filings with the Securities and Exchange Commission. These among other factors are discussed in further detail in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, which was filed with the Securities and Exchange Commission on March 12, 2004, and which discussion is incorporated by reference herein.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     There has been no material change from the information provided in Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

Item 4. Controls and Procedures

(a)	The Company’s Chief Executive Officer and its Chief Financial Officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report (the “Evaluation Date”), have concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company would be made known to them by others within the Company, particularly during the period in which this quarterly report was being prepared.

(b)	There was no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended March 31, 2004 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Issuer Purchases of Equity Securities (1)

			(c)
	(a)		Total number of	(d)
	Total	(b)	shares purchased as	Maximum number of
	number of	Average	part of publicly	shares that may yet
	shares	price paid	announced plans or	be purchased under
Period	purchased	per share	programs	the plans or programs
January 1, 2004
through
January 31, 2004	—	—	—	—
February 1, 2004
through
February 29, 2004	65,000	$66.29	65,000	2,574,200
March 1, 2004
through
March 31, 2004	114,700	$67.33	114,700	2,459,500

Total	179,700 (2)	$66.96	179,700

(1)	In July 2002, we announced a share repurchase program, authorized by our Board of Directors, of up to 2,500,000 shares of our common stock. This repurchase program was completed during March 2004.

In July 2003, we announced another share repurchase program, authorized by our Board of Directors, of up to 2,500,000 shares of our common stock. These purchases may be made from time to time in both open market and private transactions, as conditions warrant. This new repurchase program is expected to remain in effect through July 2005, unless earlier terminated by the Board or completed.

(2)	All shares were purchased pursuant to the publicly announced programs.

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits:

3	Amended and Restated By-Laws

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a–14(a) under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a–14(a) under the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C 1350

     (b) Reports on Form 8-K:

(i)	We filed a Current Report on Form 8-K on January 21, 2004 furnishing a Press Release announcing our fourth quarter and full year 2003 earnings under Item 12.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CDW CORPORATION
Date:	May 10, 2004	By:	/s/ Barbara A. Klein Barbara A. Klein Senior Vice President and Chief Financial Officer (Duly authorized officer and principal financial officer)