Form 10-Q
period 2004-06-30
CDW CORP
filed 2004-08-09
CIK 899171

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

As of August 3, 2004, 91,851,755 common shares were issued and 83,134,955 were outstanding.

CDW CORPORATION AND SUBSIDIARIES
INDEX

ii

Part I. Financial Information

Item I. Financial Statements

CDW CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 30,	December 31,
	2004	2003
	(unaudited)
Assets

Current assets:
Cash and cash equivalents	$215,418	$222,425
Marketable securities	389,858	339,935
Accounts receivable, net of allowance for doubtful accounts of $10,505 and $10,057, respectively	514,410	444,000
Merchandise inventory	188,912	183,890
Miscellaneous receivables	27,924	28,517
Deferred income taxes	12,147	12,147
Prepaid expenses	2,854	3,994

Total current assets	1,351,523	1,234,908

Property and equipment, net	63,950	62,323
Other assets	15,583	14,401

Total assets	$1,431,056	$1,311,632

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	$215,855	$157,079
Accrued expenses:
Compensation	42,135	39,246
Income taxes	22,350	14,419
Other	35,696	37,719

Total current liabilities	316,036	248,463

Minority interest	2,374	1,985

Shareholders’ equity:
Preferred shares, $1.00 par value; 5,000 shares authorized; none issued	—	—
Common shares, $.01 par value; 500,000 shares authorized; 91,821 and 90,903 shares issued, respectively	918	909
Paid-in capital	448,073	408,413
Retained earnings	1,040,408	956,867
Unearned compensation	(132)	(269)
Accumulated other comprehensive income	40	183

	1,489,307	1,366,103
Less cost of common shares in treasury; 8,672 shares and 7,561 shares, respectively	(376,661)	(304,919)

Total shareholders’ equity	1,112,646	1,061,184

Total liabilities and shareholders’ equity	$1,431,056	$1,311,632

The accompanying notes are an integral part of the consolidated financial statements.

CDW CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net sales	$1,382,904	$1,075,296	$2,719,593	$2,092,915
Cost of sales	1,168,374	918,838	2,300,600	1,789,069

Gross profit	214,530	156,458	418,993	303,846

Selling and administrative expenses	94,096	68,760	190,162	137,071
Net advertising expense	25,287	17,213	43,504	27,838

Income from operations	95,147	70,485	185,327	138,937

Interest income	2,076	2,053	3,913	4,098
Other expense, net	(626)	(435)	(1,037)	(840)

Income before income taxes	96,597	72,103	188,203	142,195

Income tax provision	38,322	28,481	74,635	56,167

Net income	$58,275	$43,622	$113,568	$86,028

Earnings per share:
Basic	$0.70	$0.52	$1.36	$1.03

Diluted	$0.67	$0.51	$1.30	$1.00

Weighted-average number of common shares outstanding:
Basic	83,537	83,354	83,678	83,659

Diluted	86,778	85,699	87,028	86,120

Dividends per share	$0.36	$0.00	$0.36	$0.00

The accompanying notes are an integral part of the consolidated financial statements.

CDW CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(in thousands)
(unaudited)

							Accumulated
	Total						Other
	Shareholders'	Common	Paid-in	Retained	Unearned	Treasury	Comprehensive	Comprehensive
	Equity	Shares	Capital	Earnings	Compensation	Shares	Income	Income
Balance at December 31, 2003	$1,061,184	$909	$408,413	$956,867	$(269)	$(304,919)	$183
Amortization of unearned compensation	137	—	—	—	137	—	—
Exercise of stock options	21,866	9	21,857	—	—	—	—
Issuance of common stock in
connection with Employee
Stock Purchase Plan	1,916	—	1,916	—	—	—	—
Tax benefit from stock
option and restricted stock
transactions	15,887	—	15,887	—	—	—	—
Purchase of treasury shares	(71,742)	—	—	—	—	(71,742)	—
Cash dividends	(30,027)	—	—	(30,027)	—	—	—
Net income	113,568	—	—	113,568	—	—	—	$113,568
Foreign currency translation adjustment	(143)	—	—	—	—	—	(143)	(143)

Comprehensive income	—	—	—	—	—	—	—	$113,425

Balance at June 30, 2004	$1,112,646	$918	$448,073	$1,040,408	$(132)	$(376,661)	$40

The accompanying notes are an integral part of the consolidated financial statements.

CDW CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2004	2003
Cash flows from operating activities:
Net income	$113,568	$86,028

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	7,914	7,527
Accretion of marketable securities	271	499
Stock-based compensation expense	137	299
Allowance for doubtful accounts	448	(1,000)
Deferred income taxes	—	1,131
Tax benefit from stock option and restricted stock transactions	15,887	27,478
Minority interest	389	—

Changes in assets and liabilities:
Accounts receivable	(70,858)	(21,066)
Miscellaneous receivables and other assets	(1,157)	(5,861)
Merchandise inventory	(5,022)	3,274
Prepaid expenses	1,140	1,563
Prepaid income taxes	—	(1,996)
Accounts payable (1)	94,150	38,692
Accrued compensation	2,889	(4,262)
Accrued income taxes and other expenses	5,908	(13,941)

Net cash provided by operating activities	165,664	118,365

Cash flows from investing activities:
Purchases of available-for-sale securities	(1,062,691)	(1,239,286)
Redemptions of available-for-sale securities	1,078,226	1,221,230
Purchases of held-to-maturity securities	(249,201)	(253,268)
Redemptions of held-to-maturity securities	183,472	288,533
Investment in and advances to joint venture	—	(63)
Repayment of advances from joint venture	—	2,300
Purchase of property and equipment	(8,973)	(5,632)

Net cash (used in) provided by investing activities	(59,167)	13,814

Cash flows from financing activities:
Purchase of treasury shares (1)	(70,150)	(75,973)
Proceeds from exercise of stock options	21,866	8,482
Issuance of common stock in connection with Employee Stock Purchase Plan	1,916	1,543
Dividends paid	(30,027)	—
Change in book overdrafts	(36,966)	—

Net cash used in financing activities	(113,361)	(65,948)

Effect of exchange rate changes on cash and cash equivalents	(143)	—

Net (decrease) / increase in cash	(7,007)	66,231

Cash and cash equivalents — beginning of period	222,425	157,140

Cash and cash equivalents — end of period	$215,418	$223,371

(1)	The Company acquired $1.6 million of shares for treasury purposes in June 2004 for which cash settlement occurred in July 2004. Accordingly, the Company has excluded this non-cash item from both the “Purchase of treasury shares” and “Accounts payable” amounts presented above.

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

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. Such principles were applied on a basis consistent with those reflected in our 2003 Annual Report on Form 10-K and documents incorporated therein as filed with the Securities and Exchange Commission. The accompanying financial data should be read in conjunction with the notes to consolidated financial statements contained in our 2003 Annual Report on Form 10-K and documents incorporated therein. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly our financial position as of June 30, 2004 and December 31, 2003, the results of operations for the three and six month periods ended June 30, 2004 and 2003, the cash flows for the six month periods ended June 30, 2004 and 2003, and the changes in shareholders’ equity for the six month period ended June 30, 2004. The unaudited condensed consolidated statements of income for such interim periods are not necessarily indicative of results for the full year.

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

Stock-Based Compensation

At June 30, 2004, we had several stock-based employee compensation plans. In accordance with Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), we account for our stock-based compensation programs according to the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Accordingly, compensation expense is recognized to the extent of employee or director services rendered based on the intrinsic value of compensatory options or shares granted under the plans. The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS 123 to stock-

based employee compensation for the three and six month periods ended June 30, 2004 and 2003 (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net income, as reported	$58,275	$43,622	$113,568	$86,028

Add stock-based employee compensation expense included in reported net income, net of related tax effects	35	81	83	181

Deduct total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(6,358)	(6,167)	(12,408)	(12,380)

Pro forma net income	$51,952	$37,536	$101,243	$73,829

Basic earnings per share, as reported	$0.70	$0.52	$1.36	$1.03
Diluted earnings per share, as reported	$0.67	$0.51	$1.30	$1.00

Pro forma basic earnings per share	$0.62	$0.45	$1.21	$0.88
Pro forma diluted earnings per share	$0.60	$0.44	$1.16	$0.86

3.	Marketable Securities

The amortized cost and estimated fair values of our investments in marketable securities at June 30, 2004 were (in thousands):

		Gross
		Unrealized
		Holding
	Estimated			Amortized
Security Type	Fair Value	Gains	Losses	Cost
Available-for-sale:
Municipal bonds	$85,025	$—	$—	$85,025

Total available-for-sale	85,025	—	—	85,025

Held-to-maturity:
U.S. Government and Government agency securities	230,953	—	(1,481)	232,434
Municipal securities	27,050	—	—	27,050
Corporate fixed income securities	45,300	—	(49)	45,349

Total held-to-maturity	303,303	—	(1,530)	304,833

Total marketable securities	$388,328	$—	$(1,530)	$389,858

Estimated fair values of marketable securities are based on quoted market prices. The amortized cost and estimated fair value of our investments in marketable securities at June 30, 2004, by contractual maturity, were (in thousands):

	Estimated	Amortized
	Fair Value	Cost
Due in one year or less	$163,186	$163,275
Due after one year	225,142	226,583

Total investments in marketable securities	$388,328	$389,858

As of June 30, 2004, all of the marketable securities that are due after one year have maturity dates no later than June 30, 2006.

Any gross unrealized holding gains and losses on available-for-sale securities are recorded as accumulated other comprehensive income, which is reflected as a separate component of shareholders’ equity. The gross realized gains and losses on marketable securities that are included in other expense in the Condensed Consolidated Statements of Income are not material.

4.	Financing Arrangements

We have an aggregate $70 million available pursuant to two $35 million unsecured lines of credit with two financial institutions. One line of credit expires in June 2005, at which time we intend to renew the line, and the other does not have a fixed expiration date. Borrowings under the first credit facility bear interest at the prime rate less 2.5%, LIBOR plus 0.5% or the federal funds rate plus 0.5%, as determined by the Company. Borrowings under the second credit facility bear interest at the prime rate less 2.5%, LIBOR plus 0.45% or the federal funds rate plus 0.45%, as determined by the Company. At June 30, 2004, there were no borrowings under either of the credit facilities.

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

At June 30, 2004, we had 83,149,483 outstanding common shares. We have granted options to purchase common shares to the directors and coworkers of CDW under several stock option plans. These options have a dilutive effect on the calculation of earnings per share. The following table is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations as required by Statement of Financial Accounting Standards No. 128, “Earnings Per Share” (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Basic earnings per share:
Income available to common shareholders (numerator)	$58,275	$43,622	$113,568	$86,028

Weighted-average common shares outstanding (denominator)	83,537	83,354	83,678	83,659

Basic earnings per share	$0.70	$0.52	$1.36	$1.03

Diluted earnings per share:
Income available to common shareholders (numerator)	$58,275	$43,622	$113,568	$86,028

Weighted-average common shares outstanding	83,537	83,354	83,678	83,659
Effect of dilutive securities:
Options on common stock	3,241	2,345	3,350	2,461

Total common shares and dilutive securities (denominator)	86,778	85,699	87,028	86,120

Diluted earnings per share	$0.67	$0.51	$1.30	$1.00

Additional options to purchase common shares were outstanding during the three and six month periods ended June 30, 2004, but were not included in the computation of diluted earnings per share because the exercise prices of these options were greater than the average market price of common shares during the period. The following table summarizes the weighted-average number, and the weighted-average exercise price, of those options which were excluded from the calculation:

	Three Months Ended	Six Months Ended
	June 30, 2004	June 30, 2004
Weighted-average number of options (in 000’s)	1,015	1,234
Weighted-average exercise price	$68.00	$68.00

6.	Share Repurchase Programs

In July 2002, our Board of Directors authorized a share repurchase program of up to 2,500,000 shares of our common stock. This repurchase program was completed during March 2004. Under this repurchase program, we purchased 139,200 shares of our common stock during the three month period ended March 31, 2004, at a total cost of $9.3 million (an average price of $66.83 per share). From July 2002 through March 2004, we purchased the 2,500,000 shares authorized to be repurchased at a total cost of $107.5 million (an average price of $42.99 per share).

In July 2003, our Board of Directors authorized another share repurchase program of up to 2,500,000 shares of our common stock. Under this repurchase program, we purchased 931,300 shares of our common stock at a total cost of $59.7 million (an average price of $64.12 per share) during the three month period ended June 30, 2004. From March 2004 through June 30, 2004, we purchased 971,800 shares of our common stock at a total cost of $62.4 million (an average price of $64.25 per share).

In July 2004, our Board of Directors authorized a new share repurchase program of 3,988,200 shares of our common stock, comprised of 1,488,200 shares previously authorized for repurchase under the July 2003 program and authorization to repurchase an additional 2,500,000 shares. These purchases may be made from time to time in both open market and private transactions, as conditions warrant. This new repurchase program is expected to remain in effect through July 2006, unless earlier terminated by the Board or completed.

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

The accounting policies of the segments are the same as those described previously in the “Summary of Significant Accounting Policies.” We allocate resources to and evaluate performance of our segments based on both sales and operating income. Our corporate segment provides purchasing, merchandising, accounting, information technology, marketing, distribution and fulfillment services to the public sector segment. Certain elements of gross margin and operating expenses are subject to intercompany service agreements which provide for, among other things, a mark-up on intercompany sales and allocation of indirect expenses such as occupancy, operations and other support, payroll, training and benefits. The following tables present information about our reportable segments (in thousands):

	Three Months Ended June 30, 2004
	Corporate	Public Sector	Eliminations	Consolidated
External customer sales	$1,067,783	$315,121	$—	$1,382,904
Transfers between segments	302,461	—	(302,461)	—

Total net sales	$1,370,244	$315,121	$(302,461)	$1,382,904

Income from operations	$86,237	$8,910	$—	$95,147

Net interest income and other expense				1,450

Income before income taxes				$96,597

Total assets	$1,393,151	$185,750	$(147,845)	$1,431,056

	Three Months Ended June 30, 2003
	Corporate	Public Sector	Eliminations	Consolidated
External customer sales	$817,607	$257,689	$—	$1,075,296
Transfers between segments	244,222	—	(244,222)	—

Total net sales	$1,061,829	$257,689	$(244,222)	$1,075,296

Income from operations	$63,735	$6,750	$—	$70,485

Net interest income and other expense				1,618

Income before income taxes				$72,103

Total assets	$1,097,599	$95,625	$(29,203)	$1,164,021

	Six Months Ended June 30, 2004
	Corporate	Public Sector	Eliminations	Consolidated
External customer sales	$2,156,905	$562,688	$—	$2,719,593
Transfers between segments	532,086	—	(532,086)	—

Total net sales	$2,688,991	$562,688	$(532,086)	$2,719,593

Income from operations	$171,469	$13,858	$—	$185,327

Net interest income and other expense				2,876

Income before income taxes				$188,203

Total assets	$1,393,151	$185,750	$(147,845)	$1,431,056

	Six Months Ended June 30, 2003
	Corporate	Public Sector	Eliminations	Consolidated
External customer sales	$1,651,773	$441,142	$—	$2,092,915
Transfers between segments	419,155	—	(419,155)	—

Total net sales	$2,070,928	$441,142	$(419,155)	$2,092,915

Income from operations	$129,106	$9,831	$—	$138,937

Net interest income and other expense				3,258

Income before income taxes				$142,195

Total assets	$1,097,599	$95,625	$(29,203)	$1,164,021

Our assets are primarily managed as part of the corporate segment, including all inventory and the majority of all property and equipment. As a result, capital expenditures and related depreciation are immaterial for the public sector segment. The public sector segment assets consist principally of cash and cash equivalents and accounts receivable.

No single customer accounted for more than 1% of net sales during the three month period ended June 30, 2004, however, one customer accounted for approximately 1.4% of net sales in the same period of 2003. No single customer accounted for more than 1% of net sales in the six month periods ended June 30, 2004 or 2003. Approximately 1% of our revenues are comprised of sales to customers outside of the continental United States.

8.	Leasing Joint Venture

In accordance with FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities, an interpretation of ARB 51,” we consolidated CDW Leasing, L.L.C. (“CDW-L”) on December 31, 2003. CDW-L is a joint venture, formed in April 1999, that is 50 percent owned by each of CDW Capital Corporation (“CDWCC”), a wholly-owned subsidiary of the Company, and First Portland Corporation (“FIRSTCORP”), an unrelated third party leasing company. CDW-L’s results of operations subsequent to December 31, 2003 are included in our statement of income with a minority interest for our partner’s 50 percent interest in this joint venture reflected in other expense, net. CDW-L had a $40 million financing commitment from a financial institution, of which $1.5 million was outstanding at December 31, 2003. During the first quarter of 2004, the balance of $1.5 million was repaid and the financing commitment was terminated.

9.	Contingencies

On September 9, 2003, CDW completed the purchase of certain assets of Bridgeport Holdings, Inc., Micro Warehouse, Inc., Micro Warehouse, Inc. of Ohio, and Micro Warehouse Gov/Ed, Inc. (collectively, “Micro Warehouse”). On September 10, 2003, Micro Warehouse filed voluntary petitions for relief under chapter 11 of title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (Case No. 03-12825). On January 20, 2004, the Official Committee of Unsecured Creditors (the “Committee”) appointed in the Micro Warehouse bankruptcy proceedings filed a motion with the court seeking the production of certain documents for review and certain representatives of CDW for depositions. CDW believes that the purpose of the motion is to explore whether the purchase of assets of Micro Warehouse by CDW was for less than reasonably equivalent value. On February 12, 2004, the Bankruptcy Court entered an order approving a stipulation between the Committee and CDW whereby CDW consented to the Committee’s production requests. Pursuant to the stipulation, CDW produced the requested documents and certain CDW representatives were deposed. In a recent filing with the Bankruptcy Court, the Committee stated its belief that the Micro Warehouse estate has a claim against CDW for a transfer of assets for less than reasonably equivalent value arising from the sale of such assets to CDW. CDW believes that it paid reasonably equivalent value for such assets. CDW expects that the outcome of the Committee’s inquiry in this matter will have no material effect on its financial condition.

From time to time, customers of CDW file voluntary petitions for reorganization under the United States bankruptcy laws. In such cases, certain pre-petition payments received by CDW could be considered preference items and subject to return to the bankruptcy administrator. CDW believes that the final resolution of these preference items will not have a material effect on its financial condition.

In addition, CDW is a party to certain litigation and claims arising in the ordinary course of business, which, in the opinion of management, will not have a material effect on the Company’s financial condition.

10.	Other Matters

In February 2004, we purchased the equipment in a Wilmington, Ohio distribution center leased by Micro Warehouse and forfeited leasing the facility in exchange for $8.25 million. During 2003, we recorded a $5.0 million reserve related to the purchased equipment in accordance with FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” At March 31, 2004, we increased this reserve by $2.0 million due to a change in the scenarios used in estimating the Company’s exposure. The additional $2.0 million is included in selling and administrative expenses on the Condensed Consolidated Statement of Income for the six month period ended June 30, 2004. We expect to liquidate almost all of the purchased equipment and to complete that liquidation by the end of the third quarter 2004.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the notes thereto.

Overview

     We are a leading direct marketer of multi-brand computers and related technology products and services in the United States. Our primary business is conducted from a combined corporate office and distribution right located in Vernon Hills, Illinois, and sales offices in Illinois, Virginia, Connecticut, New Jersey, and Toronto, Canada. Additionally, we market and sell products through CDW.com, CDWG.com, macwarehouse.com and CDW.ca, our Web sites.

     For financial reporting purposes, we have two operating segments: corporate, which is primarily comprised of business customers, but also includes consumers (which generated approximately 2% of net sales in the three and six month periods ended June 30, 2004 and 2003); and public sector, which is comprised of federal, state and local government entities and educational institutions that are served by CDW Government, Inc. (“CDW-G”), a wholly-owned subsidiary.

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

Results Of Operations

     The following table sets forth for the periods indicated information derived from our consolidated statements of income expressed as a percentage of net sales:

	Percentage of Net Sales
	Three Months Ended June 30,		Six Months Ended June 30,
Financial Results	2004	2003	2004	2003
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	84.5	85.4	84.6	85.5

Gross profit	15.5	14.6	15.4	14.5
Selling and administrative expenses	6.8	6.4	7.0	6.6
Net advertising expense	1.8	1.6	1.6	1.3

Income from operations	6.9	6.6	6.8	6.6
Interest and other income/expense	0.1	0.1	0.1	0.2

Income before income taxes	7.0	6.7	6.9	6.8
Income tax provision	2.8	2.6	2.7	2.7

Net income	4.2%	4.1%	4.2%	4.1%

     The following table sets forth for the periods indicated a summary of certain of our consolidated operating statistics:

	Three Months Ended June 30,		Six Months Ended June 30,
Operating Statistics	2004	2003	2004	2003
Commercial customers served (1):
Current period	209,291	176,393	307,898	251,254
Trailing 12 months	450,620	361,200	450,620	361,200
% of sales to commercial customers	98.1%	98.1%	97.9%	97.9%
Number of invoices processed	1,556,292	1,262,218	3,206,300	2,547,067
Average invoice size	$969	$911	$922	$880
Direct web sales (000’s)	$369,575	$242,193	$731,362	$474,333
Sales force, end of period	1,750	1,367	1,750	1,367
Annualized inventory turnover	26	26	25	24
Accounts receivable — days sales outstanding	34	30	34	31

(1)	Commercial customers are defined as public sector and corporate customers excluding consumers.

     The following table presents net sales dollars by product category as a percentage of total net sales dollars. Product lines are based upon internal product code classifications. Product mix for the three and six month periods ended June 30, 2003 has been retroactively adjusted for certain changes in individual product categorization.

	Three Months Ended June 30,		Six Months Ended June 30,
Analysis of Product Mix	2004	2003	2004	2003
Notebook computers and accessories	13.4%	12.0%	13.3%	11.9%
Desktop computers and servers	13.2	13.2	13.4	13.2

Subtotal computer products	26.6	25.2	26.7	25.1
Software	16.9	17.6	17.0	16.9
Data storage devices	13.5	14.2	13.6	14.3
Printers	13.1	13.7	13.2	14.3
NetComm products	8.7	9.4	8.7	9.4
Video	9.6	8.9	9.2	9.0
Add-on boards/memory	4.6	4.2	4.6	4.2
Input devices	3.4	3.5	3.4	3.5
Other	3.6	3.3	3.6	3.3

Total	100.0%	100.0%	100.0%	100.0%

     The following table represents the change in year-over-year sales dollars by product category for each of the periods indicated. Product lines are based upon internal product code classifications. The rates of change for the three and six month periods ended June 30, 2003 have been retroactively adjusted for certain changes in individual product categorization.

	Three Months Ended June 30,		Six Months Ended June 30,
Analysis of Product Category Growth	2004	2003	2004	2003
Notebook computers and accessories	44.6%	(4.3)%	44.3%	(5.1)%
Desktop computers and servers	29.3	(0.7)	31.2	(1.4)

Subtotal computer products	36.6	(2.5)	37.4	(3.2)
Software	23.7	(3.5)	30.9	(3.4)
Data storage devices	22.6	1.4	23.3	0.6
Printers	22.8	10.0	19.9	10.3
NetComm products	19.2	1.9	19.7	0.9
Video	38.6	0.6	32.3	3.9
Add-on boards/memory	41.0	(4.9)	41.9	(6.0)
Input devices	25.7	10.9	24.9	13.8
Other	39.0	11.2	41.9	15.0

Three Month Period Ended June 30, 2004 Compared to Three Month Period Ended June 30, 2003

     Net sales in the second quarter of 2004 increased 28.6% to $1.383 billion, compared to $1.075 billion in the second quarter of 2003. Included in the second quarter of 2004 were sales made by former members of the Micro Warehouse sales force who joined CDW in September 2003 in conjunction with the Micro Warehouse transactions. Net sales were positively impacted by double-digit unit volume growth in most product categories on a year-over-year basis. Sales of notebook computers and accessories, desktop computers and servers, video, add-on boards/memory and input devices each increased more than 25% in the second quarter of 2004 over the second quarter of 2003. Corporate segment sales increased 30.6% to $1,067.8 million in the second quarter of 2004 from $817.6 million in the second quarter of 2003, and comprised 77.2% of our total net sales for the quarter. Public sector segment sales increased 22.3% to $315.1 million in the second quarter of 2004 from $257.7 million in the second quarter of 2003, and comprised 22.8% of our total net sales for the quarter.

     Gross profit increased 37.1% to $214.5 million in the second quarter of 2004, compared to $156.5 million in the second quarter of 2003. As a percentage of net sales, gross profit was 15.5% in the second quarter of 2004, compared to 14.6% in the second quarter of 2003. The increase in the gross profit percentage was primarily due to improved product pricing, vendor rebates, service contract revenue and increased cooperative advertising.

     In January 2003, we adopted a new accounting pronouncement, Emerging Issues Task Force Issue No. 02-16, “Accounting for Consideration Received from a Vendor by a Customer (Including a Reseller of the Vendor’s Products)” (“EITF 02-16”). EITF 02-16 requires that most amounts received from our vendors as cooperative advertising funds be classified as a reduction of cost of sales rather than a reduction of advertising expense. In the second quarter of 2004, we had an increase of $3.4 million in cooperative advertising funds compared to the second quarter of 2003. Additionally, 93% of all cooperative advertising funds received in the second quarter of 2004 were classified as a reduction of cost of sales, compared to 72% in the second quarter of 2003, due to the partial impact of EITF 02-16 in the second quarter of 2003, since it only applied to new or modified programs after January 1, 2003. As a result, we recorded an additional $8.5 million of vendor consideration as a reduction of cost of sales in the second quarter of 2004 compared to the second quarter of 2003, which had the effect of increasing the gross profit margin in the second quarter of 2004 by 0.25 percentage points compared to the second quarter of 2003.

     In addition to the impact of EITF 02-16, increased vendor volume rebates and service contract revenue each contributed approximately 0.20 percentage points to the increase in the gross profit margin in the second quarter of 2004 compared to the second quarter of 2003. The remaining increase was primarily due to improved product pricing.

     Our objective for gross profit as a percentage of net sales is between 14.5% and 15.25%, including the impact of EITF 02-16. The gross profit margin depends on various factors, including vendor inventory price protection and rebate programs, vendor funding, product mix, including third party services, pricing strategies, market conditions, and other factors, any of which could result in a fluctuation of gross margins below recent experience.

     Selling and administrative expenses increased in the second quarter of 2004 to $94.1 million, compared to $68.8 million in the second quarter of 2003. Included in selling and administrative expenses in the second quarter of 2004 were $0.2 million of net integration expenses related to the Micro Warehouse transactions. The primary drivers of the increase in selling and administrative expenses were:

•	Payroll costs increased $16.4 million, primarily due to our continued investment in our sales force and increases in administrative areas to support a larger and growing business. Our sales force consists of account managers (including field sales representatives) as well as product category specialists who provide consultation in areas requiring technical or specialized product expertise such as networking, security, data storage and volume software licensing. Payroll costs for the second quarter of 2004 also included $0.4 million of expenses for former Micro Warehouse employees performing transition services.

•	Employee-related costs (which includes items such as profit sharing, incentive awards and insurance) increased $3.1 million, primarily due to increased insurance costs resulting from higher insurance rates and coverage for a larger number of coworkers.

•	Occupancy costs increased $1.7 million, primarily due to additional office facilities for our locations on the east coast. We also incurred expenses, such as duplicate rents, while we transitioned some locations to new office facilities. Occupancy costs for the second quarter of 2004 also included $0.3 million in rent and operating expenses for the Wilmington, Ohio distribution center leased by Micro Warehouse. Pursuant to our arrangement with Micro Warehouse, we will continue to pay rent and operating expenses for this facility until we complete the removal of the equipment in the facility, estimated to occur by the end of the third quarter 2004.

•	Other selling and administrative costs increased $4.1 million, primarily due to increased administrative expenses required to support a larger business, such as professional fees, telephone expenses, and travel and entertainment expenses. Other selling and administrative costs for the second quarter of 2004 also included a $0.5 million adjustment to bad debt expense, as our allowance for doubtful accounts was increased primarily due to an increase in the aging of our accounts receivable balance. In the second quarter of 2003, we reduced our allowance for doubtful accounts by $1.0 million. In addition, other selling and administrative costs for the second quarter of 2004 included $0.5 million of income related to the Micro Warehouse transactions, consisting of $1.0 million of income from collections of accounts receivable generated by Micro Warehouse prior to the Micro Warehouse transactions, partially offset by $0.5 million in legal fees.

Selling and administrative expenses increased to 6.8% of net sales in the quarter ended June 30, 2004, from 6.4% in the same period of 2003.

     Net advertising expense increased to $25.3 million in the second quarter of 2004, compared to $17.2 million in the same period of 2003. The second quarters of both 2004 and 2003 include the impact of EITF 02-16. However, $8.1 million more of cooperative advertising funds were classified as a reduction of cost of sales rather than a reduction of advertising expense in the second quarter of 2004 compared to the second quarter of 2003. The $8.1 million consisted of $4.9 million related to the reclassification of a higher percentage of cooperative advertising funds and $3.2 million related to a higher level of cooperative advertising funds received from our vendors. Gross advertising expense increased to $27.2 million in the second quarter of 2004, compared to $23.8 million in the second quarter of 2003, while decreasing as a percentage of net sales to 2.0% versus 2.2%, respectively.

     Consolidated operating income was $95.1 million in the second quarter of 2004, an increase of 35.0% from $70.5 million in the second quarter of 2003. Consolidated operating income as a percentage of net sales increased to 6.9% in the second quarter of 2004, compared to 6.6% in the second quarter of 2003. Corporate segment operating income was $86.2 million in the second quarter of 2004, an increase of 35.3% from $63.7 million in the second quarter of 2003. Public sector segment operating income was $8.9 million in the second quarter of 2004, an increase of 32.0% from $6.8 million in the second quarter of 2003.

     The effective income tax rate, expressed as a percentage of income before income taxes, was 39.7% in the second quarter of 2004 and 39.5% in the second quarter of 2003.

     Net income in the second quarter of 2004 was $58.3 million, a 33.6% increase from $43.6 million in the second quarter of 2003. Diluted earnings per share were $0.67 in the second quarter of 2004, an increase of 31.4% from $0.51 in the second quarter of 2003.

Six Month Period Ended June 30, 2004 Compared to Six Month Period Ended June 30, 2003

     Net sales in the six month period ended June 30, 2004 increased 29.9% to $2.720 billion, compared to $2.093 billion in the same period of 2003. Included in the six month period ended June 30, 2004 were sales made by former members of the Micro Warehouse sales force who joined CDW in September 2003 in conjunction with the Micro Warehouse transactions. Net sales were positively impacted by double-digit unit volume growth in most product categories on a year-over-year basis. Sales of notebook computers and accessories, desktop computers and servers, software, video and add-on boards/memory each increased more than 30% in the first six months of 2004 over the first six months of 2003. Corporate segment sales increased 30.6% to $2,156.9 million in the six month period ended June 30, 2004 from $1,651.8 million in the six month period ended June 30, 2003, and comprised 79.3% of our total net sales for the period. Public sector segment sales increased 27.6% to $562.7 million in the six month period ended June 30, 2004 from $441.1 million in the six month period ended June 30, 2003, and comprised 20.7% of our total net sales for the period.

     Gross profit increased 37.9% to $419.0 million in the first six months of 2004, compared to $303.8 million in the first six months of 2003. As a percentage of net sales, gross profit was 15.4% in the first six months of 2004, compared to 14.5% in the same period of 2003. The increase in the gross profit percentage was primarily due to improved product pricing, vendor rebates, service contract revenue and the impact of EITF 02-16.

     We adopted EITF 02-16 in January 2003; however, it had a partial impact in the beginning of 2003 since it applied only to new or modified programs after January 1, 2003. Therefore, we classified a higher percentage of cooperative advertising funds as a reduction of cost of sales rather than a reduction of advertising expense during the first six months of 2004 compared to the same period in the prior year. Additionally, in the first six months of 2004, we experienced a higher level of cooperative advertising funds received from our vendors than in the first six months of 2003. As a result of these factors, we recorded an additional $16.6 million of vendor consideration as a reduction of cost of sales in the first six months of 2004 compared to the first six months of 2003, which had the effect of increasing the gross profit margin in the first six months of 2004 by 0.31 percentage points compared to the first six months of 2003.

     In addition to the impact of EITF 02-16, a higher level of vendor rebates and service contract revenue in the first six months of 2004 each contributed approximately 0.20 percentage points to the increase in gross profit margin compared to the first six months of 2003. The remaining increase was primarily due to improved product pricing.

     Our objective for gross profit as a percentage of net sales is between 14.5% and 15.25%, including the impact of EITF 02-16. The gross profit margin depends on various factors, including vendor inventory price protection and rebate programs, vendor funding, product mix, including third party services, pricing strategies, market conditions, and other factors, any of which could result in a fluctuation of gross margins below recent experience.

     Selling and administrative expenses increased in the first six months of 2004 to $190.2 million, compared to $137.1 million in the first six months of 2003. Included in selling and administrative expenses for the first six months of 2004 were $2.8 million of net integration expenses related to the Micro Warehouse transactions. The primary drivers of the increase in selling and administrative expenses were:

•	Payroll costs increased $36.5 million, primarily due to our continued investment in our sales force and increases in administrative areas to support a larger and growing business. Our sales force consists of account managers (including field sales representatives) as well as product category specialists who provide consultation in areas requiring technical or specialized product expertise such as networking, security, data storage and volume software licensing. Payroll costs for the first six months of 2004 also included $1.4 million of expenses for former Micro Warehouse employees performing transition services.

•	Employee-related costs (which includes items such as profit sharing, incentive awards and insurance) increased $4.3 million, primarily due to increased insurance costs resulting from higher insurance rates and coverage for a larger number of coworkers.

•	Occupancy costs increased $3.1 million, primarily due to additional office facilities for our locations on the east coast. We also incurred expenses, such as duplicate rents, while we transitioned some locations to new office facilities. Occupancy costs for the first six months of 2004 also included $0.6 million in rent and operating expenses for the Wilmington, Ohio distribution center leased by Micro Warehouse. Pursuant to our arrangement with Micro Warehouse, we will continue to pay rent and operating expenses for this facility until we complete the removal of the equipment in the facility, estimated to occur by the end of the third quarter 2004.

•	Other selling and administrative costs increased $9.2 million, primarily due to increased administrative expenses required to support a larger business, such as professional fees, telephone expenses, and travel and entertainment expenses. Other selling and administrative costs for the first six months of 2004 also included a $0.5 million adjustment to bad debt expense, as our allowance for doubtful accounts was increased primarily due to an increase in the aging of our accounts receivable balance. In the first six months of 2003, we reduced our allowance for doubtful accounts by $1.0 million. Additionally, other selling and administrative costs for the first six months of 2004 included $0.8 million of costs related to the Micro Warehouse transactions, including an increase of $2.0 million in the reserve for equipment purchased from Micro Warehouse in its Wilmington, Ohio distribution center and $1.0 million of legal fees, partially offset by $2.2 million of income from collections of accounts receivable generated by Micro Warehouse prior to the Micro Warehouse transactions.

Selling and administrative expenses increased to 7.0% of net sales in the six month period ended June 30, 2004, from 6.6% in the same period of 2003.

     Net advertising expense increased to $43.5 million in the first six months of 2004, compared to $27.8 million in the same period of 2003. The first six months of both 2004 and 2003 include the impact of EITF 02-16. However, $15.5 million more of cooperative advertising funds were classified as a reduction of cost of sales rather than a reduction of advertising expense in the first six months of 2004 compared to the first six months of 2003. The $15.5 million consisted of $13.4 million related to the reclassification of a higher percentage of cooperative advertising funds and $2.1 million related to a higher level of cooperative advertising funds received from our vendors. Gross advertising expense increased to $46.8 million in the first six months of 2004, compared to $44.4 million in the first six months of 2003, while decreasing as a percentage of net sales to 1.7% versus 2.1%, respectively.

     Consolidated operating income was $185.3 million in the six month period ended June 30, 2004, an increase of 33.4% from $138.9 million in the same period of 2003. Consolidated operating income as a percentage of net sales was 6.8% in the first six months of 2004 compared to 6.6% in the first six months of 2003. Corporate segment operating income was $171.5 million in the first six months of 2004, an increase of 32.8% from $129.1 million in the same period of 2003. Public sector segment operating income was $13.9 million in the first six months of 2004, an increase of 41.0% from $9.8 million in the same period of 2003.

     The effective income tax rate, expressed as a percentage of income before income taxes, was 39.7% in the six month period ended June 30, 2004 and 39.5% in the six month period ended June 30, 2003.

     Net income in the first six months of 2004 was $113.6 million, a 32.0% increase from $86.0 million in the first six months of 2003. Diluted earnings per share were $1.30 in the first six months of 2004, an increase of 30.0% from $1.00 in the first six months of 2003.

Seasonality

     Sales in our corporate segment, which serves primarily business and, to a small extent, consumer customers, have not historically experienced significant seasonality throughout the year. In contrast, sales in our public sector segment have historically been higher in the third quarter than in other quarters due to the buying patterns of federal government and education customers. If sales to public sector customers increase as a percentage of overall sales, the Company as a whole may experience increased seasonality in future periods.

Legal Proceedings

     For a description of certain legal proceedings, see Item 1 of Part II of this Form 10-Q.

Liquidity and Capital Resources

Working Capital

     We have historically financed our operations and capital expenditures primarily through cash flows from operations. At June 30, 2004, we had cash, cash equivalents, and marketable securities of $605.3 million and working capital of $1,035.5 million, representing an increase of $42.9 million in cash, cash equivalents, and marketable securities and an increase of $49.0 million in working capital from December 31, 2003. The increase in working capital was primarily a result of increases in cash and cash equivalents, marketable securities and accounts receivable, partially offset by increases in accounts payable and accrued liabilities.

     We have an aggregate $70 million available pursuant to two $35 million unsecured lines of credit with two financial institutions. One line of credit expires in June 2005, at which time we intend to renew the line, and the other does not have a fixed expiration date. Borrowings under the first credit facility bear interest at the prime rate less 2.5%, LIBOR plus 0.5% or the federal funds rate plus 0.5%, as determined by the Company. Borrowings under the second credit facility bear interest at the prime rate less 2.5%, LIBOR plus 0.45% or the federal funds rate plus 0.45%, as determined by the Company. At June 30, 2004, there were no borrowings under either of the credit facilities.

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

     In July 2002, our Board of Directors authorized a share repurchase program of up to 2,500,000 shares of our common stock. This repurchase program was completed during March 2004. Under this repurchase program, we purchased 139,200 shares of our common stock during the three month period ended March 31, 2004, at a total cost of $9.3 million (an average price of $66.83 per share). From July 2002 through March 2004, we purchased the 2,500,000 shares authorized to be repurchased at a total cost of $107.5 million (an average price of $42.99 per share).

     In July 2003, our Board of Directors authorized another share repurchase program of up to 2,500,000 shares of our common stock. Under this repurchase program, we purchased 931,300 shares of our common stock at a total cost of $59.7 million (an average price of $64.12 per share) during the three month period ended June 30, 2004. From March 2004 through June 30, 2004, we purchased 971,800 shares of our common stock at a total cost of $62.4 million (an average price of $64.25 per share).

     In July 2004, our Board of Directors authorized a new share repurchase program of 3,988,200 shares of our common stock, comprised of 1,488,200 shares previously authorized for repurchase under the July 2003 program and authorization to repurchase an additional 2,500,000 shares. These purchases may be made from time to time in both open market and private transactions, as conditions warrant. This new repurchase program is expected to remain in effect through July 2006, unless earlier terminated by the Board or completed.

     Repurchased shares are held in treasury pending use for general corporate purposes, including issuances under various employee stock plans.

     We currently have one distribution center, located with our corporate headquarters, in Vernon Hills, Illinois. The capacity of this distribution center should be sufficient to handle our expected growth in sales and shipments at least through 2005, based on current projections. We will continue to make investments in this distribution center to further automate the facility and increase its efficiency. We anticipate that a second distribution center may be required in order to continue to support the Company’s growth beyond 2005, unless the capacity of the existing distribution center can be expanded through automation, additional shifts for receiving and shipping, or other actions. Accordingly, we have begun evaluating possible locations for a second distribution center. We will consider in our evaluation factors such as concentration of customers, shipping patterns for product received from our vendors, as well as shipments to our customers and work force availability. Because the evaluation is in process, we do not have an estimate of the cost for a second distribution center, but we believe that our internally generated cash flow will be sufficient to cover the capital expenditures for the distribution center.

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

Cash Flows for the Six Month Period Ended June 30, 2004

     Net cash provided by operating activities was $165.7 million in the six month period ended June 30, 2004. The primary factors that affected our cash flow from operations were net income, changes in accounts receivable and accounts payable, and tax benefits from stock options and restricted stock transactions. Accounts receivable increased from $444.0 million at December 31, 2003 to $514.4 million at June 30, 2004. The increase in accounts receivable was primarily due to higher sales, increased agings and a larger portion of business being done on terms rather than on credit cards. Accounts payable increased to $215.9 million at June 30, 2004, compared with $157.1 million at December 31, 2003, including the impact of a $37.0 million decrease in book overdrafts. The accounts payable balance fluctuates due to our normal cycle of payments. The increase in accounts payable at June 30, 2004 was primarily due to this periodic fluctuation. Cash provided by operating activities in the first six months of 2004 was positively impacted by a $15.9 million tax benefit recorded to paid-in capital, relating to the exercise of options pursuant to the various stock-based employee compensation plans.

     Net cash used in investing activities for the six month period ended June 30, 2004 was $59.2 million, including $50.2 million used to purchase marketable securities and $9.0 million used for capital expenditures.

     Net cash used in financing activities for the six month period ended June 30, 2004 was $113.4 million. This included the payment of cash dividends totaling $30.0 million, a $37.0 million decrease in book overdrafts from December 31, 2003 to June 30, 2004 and the repurchase of 1,111,000 shares of our common stock at a total cost of $71.7 million, excluding 25,000 shares at a total cost of $1.6 million acquired during June 2004 for which cash settlement did not occur until July 2004. The impact of these items was partially offset by proceeds of $21.9 million from the exercise of stock options under our various stock option plans and $1.9 million from the issuance of common stock in connection with the Employee Stock Purchase Plan.

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

Item 4. Controls and Procedures

(a)	The Company’s Chief Executive Officer and its Chief Financial Officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report (the “Evaluation Date”), have concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company would be made known to them by others within the Company, particularly during the period in which this quarterly report was being prepared.

(b)	There was no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended June 30, 2004 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

     On September 9, 2003, CDW completed the purchase of certain assets of Bridgeport Holdings, Inc., Micro Warehouse, Inc., Micro Warehouse, Inc. of Ohio, and Micro Warehouse Gov/Ed, Inc. (collectively, “Micro Warehouse”). On September 10, 2003, Micro Warehouse filed voluntary petitions for relief under chapter 11 of title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (Case No. 03-12825). On January 20, 2004, the Official Committee of Unsecured Creditors (the “Committee”) appointed in the Micro Warehouse bankruptcy proceedings filed a motion with the court seeking the production of certain documents for review and certain representatives of CDW for depositions. CDW believes that the purpose of the motion is to explore whether the purchase of assets of Micro Warehouse by CDW was for less than reasonably equivalent value. On February 12, 2004, the Bankruptcy Court entered an order approving a stipulation between the Committee and CDW whereby CDW consented to the Committee’s production requests. Pursuant to the stipulation, CDW produced the requested documents and certain CDW representatives were deposed. In a recent filing with the Bankruptcy Court, the Committee stated its belief that the Micro Warehouse estate has a claim against CDW for a transfer of assets for less than reasonably equivalent value arising from the sale of such assets to CDW. CDW believes that it paid reasonably equivalent value for such assets. CDW expects that the outcome of the Committee’s inquiry in this matter will have no material effect on its financial condition.

     From time to time, customers of CDW file voluntary petitions for reorganization under the United States bankruptcy laws. In such cases, certain pre-petition payments received by CDW could be considered preference items and subject to return to the bankruptcy administrator. CDW believes that the final resolution of these preference items will not have a material effect on its financial condition.

     In addition, CDW is a party to certain litigation and claims arising in the ordinary course of business, which, in the opinion of management, will not have a material effect on the Company’s financial condition.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Issuer Purchases of Equity Securities (1)

			(c)	(d)
	(a)		Total number of	Maximum number of
	Total	(b)	shares purchased as	shares that may yet
	number of	Average	part of publicly	be purchased under
	shares	price paid	announced plans or	the plans or
Period	purchased	per share	programs	programs
April 1, 2004
through
April 30, 2004	398,300	$65.51	398,300	2,061,200
May 1, 2004
through
May 31, 2004	263,000	$62.46	263,000	1,798,200
June 1, 2004
through
June 30, 2004	270,000	$63.67	270,000	1,528,200

Total	931,300 (2)	$64.12	931,300

(1)	In July 2003, we announced a share repurchase program, authorized by our Board of Directors, of up to 2,500,000 shares of our common stock.

In July 2004, our Board of Directors authorized a new share repurchase program of 3,988,200 shares of our common stock, comprised of 1,488,200 shares previously authorized for repurchase under the July 2003 program and authorization to repurchase an additional 2,500,000 shares. These purchases may be made from time to time in both open market and private transactions, as conditions warrant. This new repurchase program is expected to remain in effect through July 2006, unless earlier terminated by the Board or completed.

(2)	All shares were purchased pursuant to the publicly announced programs.

Item 4. Submission of Matters to a Vote of Security Holders

(a)	The Company held its annual meeting of shareholders on May 20, 2004.

(b)	Set forth below are the three matters that were presented to and voted upon by our shareholders, and the results of such shareholders’ votes.

1. Election of Directors

Nominee	Votes For	Votes Withheld	Non-Votes
Michelle L. Collins	78,437,141	3,063,188	—
Casey G. Cowell	79,128,478	2,371,851	—
John A. Edwardson	78,990,475	2,509,854	—
Daniel S. Goldin	80,734,219	766,110	—
Donald P. Jacobs	80,029,794	1,470,535	—
Michael P. Krasny	79,704,741	1,795,588	—
Terry L. Lengfelder	80,046,533	1,453,796	—
Susan D. Wellington	79,124,100	2,376,229	—
Brian E. Williams	79,126,983	2,373,346	—

2.	Ratification of Selection of Independent Accountants

The ratification of the selection of PricewaterhouseCoopers LLP, independent public accountants, as auditors for the Company for the year ended December 31, 2004.

Votes For	Votes Against	Abstentions	Non-Votes
80,492,332	971,581	36,416	—

3.	Approval of the 2004 Non-Employee Director Equity Compensation Plan

The approval of the 2004 Non-Employee Director Equity Compensation Plan.

Votes For	Votes Against	Abstentions	Non-Votes
48,348,232	28,531,380	33,634	4,587,083

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits:

10(a)	Revolving Note between the Company and LaSalle National Bank dated June 30, 2004

10(b)	2004 Non-Employee Director Equity Compensation Plan

10(c)	CDW 2000 Incentive Stock Option Plan (as amended through May 20, 2004)

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C 1350

(b)	Reports on Form 8-K:

(i)	We filed a Current Report on Form 8-K on April 15, 2004 furnishing a Press Release announcing our first quarter 2004 results of operations under Item 12.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CDW CORPORATION

Date: August 9, 2004	By: /s/ Barbara A. Klein

Barbara A. Klein
Senior Vice President and Chief Financial Officer
(Duly authorized officer and principal financial officer)