Form 10-Q
period 2004-09-30
CDW CORP
filed 2004-11-09
CIK 899171

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

As of November 3, 2004, 92,016,861 common shares were issued and 83,103,761 were outstanding.

CDW CORPORATION AND SUBSIDIARIES
INDEX

ii

Part I. Financial Information

Item 1. Financial Statements
CONDENSED CONSOLIDATED BALANCE SHEETS

CDW CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30,	December 31,
	2004	2003
	(unaudited)
Assets

Current assets:
Cash and cash equivalents	$226,200	$222,425
Marketable securities	406,373	339,935
Accounts receivable, net of allowance for doubtful accounts of $10,551 and $10,057, respectively	545,459	444,000
Merchandise inventory	214,451	183,890
Miscellaneous receivables	27,610	28,517
Deferred income taxes	12,147	12,147
Prepaid expenses	5,006	3,994

Total current assets	1,437,246	1,234,908

Property and equipment, net	67,343	62,323
Other assets	14,743	14,401

Total assets	$1,519,332	$1,311,632

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	$231,748	$149,074
Accrued expenses:
Compensation	41,642	39,246
Income taxes	26,494	14,419
Other	52,876	45,724

Total current liabilities	352,760	248,463

Minority interest	—	1,985

Shareholders’ equity:
Preferred shares, $1.00 par value; 5,000 shares authorized; none issued	—	—
Common shares, $.01 par value; 500,000 shares authorized; 91,882 and 90,903 shares issued, respectively	919	909
Paid-in capital	450,815	408,413
Retained earnings	1,105,586	956,867
Unearned compensation	(75)	(269)
Accumulated other comprehensive income	256	183

	1,557,501	1,366,103

Less cost of common shares in treasury; 8,913 shares and 7,561 shares, respectively	(390,929)	(304,919)

Total shareholders’ equity	1,166,572	1,061,184

Total liabilities and shareholders’ equity	$1,519,332	$1,311,632

The accompanying notes are an integral part of the consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

CDW CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net sales	$1,511,054	$1,222,785	$4,230,647	$3,315,700
Cost of sales	1,283,098	1,046,561	3,583,698	2,835,630

Gross profit	227,956	176,224	646,949	480,070

Selling and administrative expenses	97,887	84,657	288,049	221,728
Net advertising expense	24,005	19,004	67,509	46,842

Income from operations	106,064	72,563	291,391	211,500

Interest income	2,333	1,573	6,246	5,671
Other expense, net	(422)	(410)	(1,459)	(1,250)

Income before income taxes	107,975	73,726	296,178	215,921

Income tax provision	42,797	29,122	117,432	85,289

Net income	$65,178	$44,604	$178,746	$130,632

Earnings per share:
Basic	$0.78	$0.54	$2.14	$1.57

Diluted	$0.76	$0.52	$2.06	$1.52

Weighted-average number of common shares outstanding:
Basic	83,047	82,791	83,466	83,367

Diluted	85,957	85,786	86,675	86,024

Dividends per share	$0.00	$0.30	$0.36	$0.30

The accompanying notes are an integral part of the consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

CDW CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(in thousands)
(unaudited)

							Accumulated
	Total						Other
	Shareholders’	Common	Paid-in	Retained	Unearned	Treasury	Comprehensive	Comprehensive
	Equity	Shares	Capital	Earnings	Compensation	Shares	Income	Income

Balance at December 31, 2003	$1,061,184	$909	$408,413	$956,867	$(269)	$(304,919)	$183

Amortization of unearned compensation	194	—	—	—	194	—	—

Exercise of stock options	22,869	10	22,859	—	—	—	—

Issuance of common stock in
connection with Employee Stock Purchase Plan	3,140	—	3,140	—	—	—	—

Tax benefit from stock option and restricted stock transactions	16,403	—	16,403	—	—	—	—

Purchase of treasury shares	(86,010)	—	—	—	—	(86,010)	—

Cash dividends	(30,027)	—	—	(30,027)	—	—	—

Net income	178,746	—	—	178,746	—	—	—	$178,746

Foreign currency translation adjustment	73	—	—	—	—	—	73	73

Comprehensive income	—	—	—	—	—	—	—	$178,819

Balance at September 30, 2004	$1,166,572	$919	$450,815	$1,105,586	$(75)	$(390,929)	$256

The accompanying notes are an integral part of the consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

CDW CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2004	2003
Cash flows from operating activities:
Net income	$178,746	$130,632

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	12,359	11,286
Accretion of marketable securities	328	788
Stock-based compensation expense	194	434
Allowance for doubtful accounts	494	(828)
Deferred income taxes	—	1,131
Tax benefit from stock option and restricted stock transactions	16,403	31,188
Minority interest	446	—
Gain on sale of investment in CDW Leasing, LLC	(287)	—

Changes in assets and liabilities:
Accounts receivable	(101,953)	(117,253)
Miscellaneous receivables and other assets	(2,218)	(9,731)
Merchandise inventory	(30,561)	(23,085)
Prepaid expenses	(1,012)	(1,258)
Accounts payable	79,414	100,542
Accrued compensation	2,396	1,738
Accrued income taxes and other expenses	21,328	11,888

Net cash provided by operating activities	176,077	137,472

Cash flows from investing activities:
Purchases of available-for-sale securities	(1,455,391)	(1,577,510)
Redemptions of available-for-sale securities	1,458,201	1,597,580
Purchases of held-to-maturity securities	(332,341)	(417,846)
Redemptions of held-to-maturity securities	262,765	443,659
Investment in and advances to joint venture	—	(79)
Repayment of advances from joint venture	—	3,100
Purchase of property and equipment	(16,520)	(8,338)
Purchase of selected U.S. assets of Micro Warehouse	—	(19,350)
Purchase of Canadian operations of Micro Warehouse	—	(2,744)
Sale of investment in CDW Leasing, LLC, net of cash sold	(2,321)	—

Net cash (used in) provided by investing activities	(85,607)	18,472

Cash flows from financing activities:
Purchase of treasury shares	(86,010)	(76,324)
Proceeds from exercise of stock options	22,869	13,969
Issuance of common stock in connection with Employee Stock Purchase Plan	3,140	2,247
Dividends paid	(30,027)	(24,867)
Change in book overdrafts	3,260	—

Net cash used in financing activities	(86,768)	(84,975)

Effect of exchange rate changes on cash and cash equivalents	73	38

Net increase in cash	3,775	71,007

Cash and cash equivalents – beginning of period	222,425	157,140

Cash and cash equivalents – end of period	$226,200	$228,147

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

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. Such principles were applied on a basis consistent with those reflected in our 2003 Annual Report on Form 10-K and documents incorporated therein as filed with the Securities and Exchange Commission. The accompanying financial data should be read in conjunction with the notes to consolidated financial statements contained in our 2003 Annual Report on Form 10-K and documents incorporated therein. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly our financial position as of September 30, 2004 and December 31, 2003, the results of operations for the three and nine month periods ended September 30, 2004 and 2003, the cash flows for the nine month periods ended September 30, 2004 and 2003, and the changes in shareholders’ equity for the nine month period ended September 30, 2004. The unaudited condensed consolidated statements of income for such interim periods are not necessarily indicative of results for the full year.

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

Reclassifications

Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation.

Stock-Based Compensation

At September 30, 2004, we had several stock-based employee compensation plans. We have adopted the disclosure provision of Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based

Compensation – Transition and Disclosure”, which amends Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). As allowed by SFAS 148, we account for our stock-based compensation programs according to the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Accordingly, compensation expense is recognized to the extent of employee or director services rendered based on the intrinsic value of compensatory options or shares granted under the plans. The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS 123, as amended, to stock-based employee compensation for the three and nine month periods ended September 30, 2004 and 2003 (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net income, as reported	$65,178	$44,604	$178,746	$130,632

Add stock-based employee compensation expense included in reported net income, net of related tax effects	35	81	118	262

Deduct total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(7,552)	(6,242)	(19,960)	(18,622)

Pro forma net income	$57,661	$38,443	$158,904	$112,272

Basic earnings per share, as reported	$0.78	$0.54	$2.14	$1.57
Diluted earnings per share, as reported	$0.76	$0.52	$2.06	$1.52

Pro forma basic earnings per share	$0.69	$0.46	$1.90	$1.35
Pro forma diluted earnings per share	$0.67	$0.45	$1.83	$1.31

3.	Marketable Securities

The amortized cost and estimated fair values of our investments in marketable securities at September 30, 2004 were (in thousands):

		Gross
		Unrealized
	Estimated	Holding		Amortized
Security Type	Fair Value	Gains	Losses	Cost

Available-for-sale:
Municipal bonds	$97,750	$—	$—	$97,750

Total available-for-sale	97,750	—	—	97,750

Held-to-maturity:
U.S. Government and Government agency securities	230,000	—	(905)	230,905
Municipal securities	27,050	—	—	27,050
Corporate fixed income securities	50,646	—	(22)	50,668

Total held-to-maturity	307,696	—	(927)	308,623

Total marketable securities	$405,446	$—	$(927)	$406,373

Estimated fair values of marketable securities are based on quoted market prices. The amortized cost and estimated fair value of our investments in marketable securities at September 30, 2004, by contractual maturity, were (in thousands):

	Estimated	Amortized
	Fair Value	Cost
Due in one year or less	$252,924	$253,428
Due after one year	152,522	152,945

Total investments in marketable securities	$405,446	$406,373

As of September 30, 2004, all of the marketable securities that are due after one year have maturity dates no later than September 15, 2006.

Any gross unrealized holding gains and losses on available-for-sale securities are recorded as accumulated other comprehensive income, which is reflected as a separate component of shareholders’ equity. The gross realized gains and losses on marketable securities that are included in other expense in the Condensed Consolidated Statements of Income are not material.

4.	Financing Arrangements

We have an aggregate $70 million available pursuant to two $35 million unsecured lines of credit with two financial institutions. One line of credit expires in June 2005, at which time we intend to renew the line, and the other does not have a fixed expiration date. Borrowings under the first credit facility bear interest at the prime rate less 2.5%, LIBOR plus 0.5% or the federal funds rate plus 0.5%, as determined by the Company. Borrowings under the second credit facility bear interest at the prime rate less 2.5%, LIBOR plus 0.45% or the federal funds rate plus 0.45%, as determined by the Company. At September 30, 2004, there were no borrowings under either of the credit facilities.

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

At September 30, 2004, we had 82,968,871 outstanding common shares. We have granted options to purchase common shares to the directors and coworkers of CDW under several stock option plans. These options have a dilutive effect on the calculation of earnings per share. The following table is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations as required by Statement of Financial Accounting Standards No. 128, “Earnings Per Share” (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Basic earnings per share:
Income available to common shareholders (numerator)	$65,178	$44,604	$178,746	$130,632

Weighted-average common shares outstanding (denominator)	83,047	82,791	83,466	83,367

Basic earnings per share	$0.78	$0.54	$2.14	$1.57

Diluted earnings per share:
Income available to common shareholders (numerator)	$65,178	$44,604	$178,746	$130,632

Weighted-average common shares outstanding	83,047	82,791	83,466	83,367
Effect of dilutive securities:
Options on common stock	2,910	2,995	3,209	2,657

Total common shares and dilutive securities (denominator)	85,957	85,786	86,675	86,024

Diluted earnings per share	$0.76	$0.52	$2.06	$1.52

Additional options to purchase common shares were outstanding during the three and nine month periods ended September 30, 2004, but were not included in the computation of diluted earnings per share because the exercise prices of these options were greater than the average market price of common shares during the period. The following table summarizes the weighted-average number, and the weighted-average exercise price, of those options which were excluded from the calculation:

	Three Months Ended	Nine Months Ended
	September 30, 2004	September 30, 2004
Weighted-average number of options (in 000’s)	1,297	1,072
Weighted-average exercise price	$67.72	$68.00

6.	Share Repurchase Programs

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

In July 2003, our Board of Directors authorized another share repurchase program of up to 2,500,000 shares of our common stock. We purchased shares under this repurchase program from March 2004 until the authorization of the new repurchase program in July 2004 as described below. Under this repurchase program, we purchased 40,000 shares of our common stock at a total cost of $2.5 million (an average price of $61.58 per share) during the three month period ended September 30, 2004 and 1,011,800 shares of our common stock at a total cost of $64.9 million (an average price of $64.15 per share) during the nine month period ended September 30, 2004.

In July 2004, our Board of Directors authorized a new share repurchase program of 3,988,200 shares of our common stock, comprised of 1,488,200 shares previously authorized for repurchase under the July 2003 program and authorization to repurchase an additional 2,500,000 shares. These purchases may be made from time to time in both open market and private transactions, as conditions warrant. This new repurchase program is expected to remain in effect through July 2006, unless earlier terminated by the Board or completed. Under this repurchase program, we purchased 201,300 shares of our common stock at a total cost of $11.8 million (an average price of $58.64 per share) during the three month period ended September 30, 2004.

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

The accounting policies of the segments are the same as those described previously in the “Summary of Significant Accounting Policies.” We allocate resources to and evaluate performance of our segments based on both sales and operating income. Our corporate segment provides purchasing, merchandising, accounting, information technology, marketing, distribution, fulfillment services and other administrative services to the public sector segment. Certain elements of gross margin and operating expenses are subject to intercompany service agreements which provide for, among other things, a mark-up on intercompany sales and allocation of indirect expenses such as occupancy, operations and other support, payroll, training and benefits. The following tables present information about our reportable segments (in thousands):

	Three Months Ended September 30, 2004
	Corporate	Public Sector	Eliminations	Consolidated

External customer sales	$1,096,222	$414,832	$—	$1,511,054
Transfers between segments	403,922	—	(403,922)	—

Total net sales	$1,500,144	$414,832	$(403,922)	$1,511,054

Income from operations	$90,579	$15,485	$—	$106,064

Net interest income and other expense				1,911

Income before income taxes				$107,975

Total assets	$1,450,106	$193,329	$(124,103)	$1,519,332

	Three Months Ended September 30, 2003
	Corporate	Public Sector	Eliminations	Consolidated

External customer sales	$878,393	$344,392	$—	$1,222,785
Transfers between segments	340,808	—	(340,808)	—

Total net sales	$1,219,201	$344,392	$(340,808)	$1,222,785

Income from operations	$63,721	$8,842	$—	$72,563

Net interest income and other expense				1,163

Income before income taxes				$73,726

Total assets	$1,247,215	$166,646	$(120,915)	$1,292,946

	Nine Months Ended September 30, 2004
	Corporate	Public Sector	Eliminations	Consolidated

External customer sales	$3,253,127	$977,520	$—	$4,230,647
Transfers between segments	936,008	—	(936,008)	—

Total net sales	$4,189,135	$977,520	$(936,008)	$4,230,647

Income from operations	$262,048	$29,343	$—	$291,391

Net interest income and other expense				4,787

Income before income taxes				$296,178

Total assets	$1,450,106	$193,329	$(124,103)	$1,519,332

	Nine Months Ended September 30, 2003
	Corporate	Public Sector	Eliminations	Consolidated

External customer sales	$2,530,166	$785,534	$—	$3,315,700
Transfers between segments	759,963	—	(759,963)	—

Total net sales	$3,290,129	$785,534	$(759,963)	$3,315,700

Income from operations	$192,827	$18,673	$—	$211,500

Net interest income and other expense				4,421

Income before income taxes				$215,921

Total assets	$1,247,215	$166,646	$(120,915)	$1,292,946

Our assets, including all inventory and the majority of all property and equipment, are primarily managed as part of the corporate segment. As a result, capital expenditures and related depreciation are immaterial for the public sector segment. The public sector segment assets consist principally of cash and cash equivalents and accounts receivable.

No single customer accounted for more than 1% of net sales in the three or nine month periods ended September 30, 2004 or 2003. Approximately 1% of our revenues are comprised of sales to customers outside of the continental United States.

8.	Leasing Joint Venture

CDW Leasing, L.L.C. (“CDW-L”) was a joint venture that was 50 percent owned by each of CDW Capital Corporation (“CDWCC”), a wholly-owned subsidiary of the Company, and First Portland Corporation (“FIRSTCORP”), an unrelated third party leasing company. In a transaction that was effective August 1, 2004, CDWCC sold its 50 percent interest in CDW-L to FIRSTCORP for $2.7 million. The sale of $2.4 million of net assets, including $5.0 million in cash, resulted in a gain of $0.3 million.

In accordance with FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities, an interpretation of ARB 51,” we consolidated CDW-L on December 31, 2003. CDW-L’s results of operations subsequent to December 31, 2003 and through the date of sale are included in our statement of income with a minority interest for our partner’s 50 percent interest in this joint venture reflected in other expense, net. CDW-L had a $40 million financing commitment from a financial institution, of which $1.5 million was outstanding at December 31, 2003. During the first quarter of 2004, the balance of $1.5 million was repaid and the financing commitment was terminated.

9.	Contingencies

On September 9, 2003, CDW completed the purchase of certain assets of Bridgeport Holdings, Inc., Micro Warehouse, Inc., Micro Warehouse, Inc. of Ohio, and Micro Warehouse Gov/Ed, Inc. (collectively, “Micro Warehouse”). On September 10, 2003, Micro Warehouse filed voluntary petitions for relief under chapter 11 of title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (Case No. 03-12825). On January 20, 2004, the Official Committee of Unsecured Creditors (the “Committee”) appointed in the Micro Warehouse bankruptcy proceedings filed a motion with the court seeking the production of certain documents for review and certain representatives of CDW for depositions. CDW believes that the purpose of the motion was to explore whether the purchase of assets of Micro Warehouse by CDW was for less than reasonably equivalent value. On February 12, 2004, the Bankruptcy Court entered an order approving a stipulation between the Committee and CDW whereby CDW consented to the Committee’s production requests. Pursuant to the stipulation, CDW produced the requested documents and certain CDW representatives were deposed. In a subsequent filing with the Bankruptcy Court, the Committee stated its belief that the Micro Warehouse estate has a claim against CDW for a transfer of assets for less than reasonably equivalent value arising from the sale of such assets to CDW. The Bankruptcy Court confirmed a plan of distribution with respect to Micro Warehouse which became effective on October 14, 2004. In connection therewith, any such claim that the estate had against CDW was transferred to the Bridgeport Holdings, Inc. Liquidating Trust, which now has the right to pursue any such claim against CDW. CDW believes that it paid reasonably equivalent value for the assets it acquired from Micro Warehouse, and expects that any claim brought against it by the Trust will have no material effect on CDW’s financial condition.

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

In February 2004, we purchased the equipment in a Wilmington, Ohio distribution center leased by Micro Warehouse and forfeited leasing the facility in exchange for $8.25 million. During 2003, we recorded a $5.0 million reserve related to the purchased equipment in accordance with FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” At March 31, 2004, we increased this reserve by $2.0 million due to a change in the scenarios used in estimating the Company’s exposure. The additional $2.0 million is included in selling and administrative expenses on the Condensed Consolidated Statement of Income for the nine month period ended September 30, 2004. During the third quarter 2004, substantially all of this equipment was liquidated at values in line with our expectations.

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

     For financial reporting purposes, we have two operating segments: corporate, which is primarily comprised of business customers, but also includes consumers (which generated approximately 2% of net sales in the three and nine month periods ended September 30, 2004 and 2003); and public sector, which is comprised of federal, state and local government entities and educational institutions that are served by CDW Government, Inc. (“CDW-G”), a wholly-owned subsidiary.

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

Results Of Operations

     The following table sets forth for the periods indicated information derived from our consolidated statements of income expressed as a percentage of net sales:

	Percentage of Net Sales
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Financial Results	2004	2003	2004	2003

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	84.9	85.6	84.7	85.5

Gross profit	15.1	14.4	15.3	14.5
Selling and administrative expenses	6.5	6.9	6.8	6.7
Net advertising expense	1.6	1.6	1.6	1.4

Income from operations	7.0	5.9	6.9	6.4
Interest and other income/expense	0.1	0.1	0.1	0.1

Income before income taxes	7.1	6.0	7.0	6.5
Income tax provision	2.8	2.4	2.8	2.6

Net income	4.3%	3.6%	4.2%	3.9%

     The following three tables include information on operating statistics, product mix, and product category growth for the periods indicated. Except as otherwise noted, the information in the tables does not reflect sales made by former members of the Micro Warehouse sales force who joined CDW in conjunction with the Micro Warehouse transactions for the three and nine month periods ended September 30, 2003, which were $42.9 million for both periods (“Micro Warehouse sales”). The information for Micro Warehouse sales was not available because, for the period following the closing of the Micro Warehouse transactions through September 30, 2003, the Micro Warehouse sales were recorded through the I.T. systems formerly maintained by Micro Warehouse and the classifications used by Micro Warehouse differed from those used by CDW. The operating statistics, product mix, and product category growth tables include Micro Warehouse sales beginning with the fourth quarter of 2003.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Operating Statistics	2004	2003	2004	2003

% of sales to commercial customers (1)	98.3%	98.2%	98.0%	98.0%
Number of invoices processed	1,566,776	1,287,675	4,773,076	3,834,742
Average invoice size	$1,040	$989	$961	$917
Direct web sales (000’s)	$405,596	$281,446	$1,136,959	$755,779
Sales force, end of period (2)	1,880	1,459	1,880	1,459
Annualized inventory turnover (3) (4)	24	25	24	24
Accounts receivable — days sales outstanding (4)	33	34	35	38

(1)	Commercial customers are defined as public sector and corporate customers excluding consumers.
(2)	Sales force at September 30, 2003 of 1,459 does not include 465 former members of the Micro Warehouse sales force who joined CDW in conjunction with the Micro Warehouse transaction.
(3)	Starting in the third quarter of 2004, annualized inventory turnover is computed on an average daily basis. Prior periods have been restated using the new method.
(4)	Includes Micro Warehouse sales.

     The following table presents net sales dollars by product category as a percentage of total net sales dollars. Product lines are based upon internal product code classifications.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Analysis of Product Mix	2004	2003	2004	2003

Notebook computers and accessories	13.9%	13.8%	13.5%	12.6%
Desktop computers and servers	13.1	12.9	13.3	13.1

Subtotal computer products	27.0	26.7	26.8	25.7
Software	16.9	15.5	17.0	16.3
Data storage devices	13.0	14.2	13.4	14.3
Printers	12.7	13.6	13.0	14.0
NetComm products	8.8	9.8	8.7	9.5
Video	9.9	9.0	9.4	9.0
Add-on boards/memory	4.5	4.5	4.6	4.3
Input devices	3.3	3.4	3.4	3.5
Other	3.9	3.3	3.7	3.4

Total	100.0%	100.0%	100.0%	100.0%

     The following table represents the change in year-over-year sales dollars by product category for each of the periods indicated. Product lines are based upon internal product code classifications.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Analysis of Product Category Growth	2004	2003	2004	2003

Notebook computers and accessories	28.5%	17.4%	38.0%	2.7%
Desktop computers and servers	29.7	2.4	30.7	(0.1)

Subtotal computer products	29.1	9.7	34.3	1.3
Software	39.8	(15.4)	33.9	(7.9)
Data storage devices	17.2	7.4	21.1	2.9
Printers	18.9	5.6	19.6	8.6
NetComm products	14.8	8.7	17.9	3.7
Video	38.9	8.1	34.8	5.4
Add-on boards/memory	27.9	21.5	36.6	2.7
Input devices	23.7	10.4	24.5	12.5
Other	44.4	0.3	42.4	9.5

Three Month Period Ended September 30, 2004 Compared to Three Month Period Ended September 30, 2003

     Net sales in the third quarter of 2004 increased 23.6% to $1.511 billion, compared to $1.223 billion in the third quarter of 2003. The increase in net sales was driven by both our organic growth along with the current quarter containing a full quarter’s worth of sales made by former members of the Micro Warehouse sales force who joined CDW in September 2003 in conjunction with the Micro Warehouse transactions. We experienced double-digit unit volume growth in most product categories on a year-over-year basis. Sales of notebook computers and accessories, desktop computers and servers, software, video and add-on boards/memory each increased more than 25% in the third quarter of 2004 over the third quarter of 2003. Corporate segment sales increased 24.8% to $1,096.2 million in the third quarter of 2004 from $878.4 million in the third quarter of 2003, and comprised 72.5% of our total net sales for the quarter. Public sector segment sales increased 20.5% to $414.8 million in the third quarter of 2004 from $344.4 million in the third quarter of 2003, and comprised

27.5% of our total net sales for the quarter.

     Gross profit increased 29.4% to $228.0 million in the third quarter of 2004, compared to $176.2 million in the third quarter of 2003. As a percentage of net sales, gross profit was 15.1% in the third quarter of 2004, compared to 14.4% in the third quarter of 2003. The increase in the gross profit percentage was primarily due to increases in vendor volume rebates, net service contract revenue and cooperative advertising funds classified as a reduction of cost of sales. These items were partially offset by the impact of freight promotions and changes in other components of cost of sales. Vendor volume rebates increased due to performance against goals set by our vendor partners. The increase in cooperative advertising funds classified as a reduction of cost of sales was due to a higher level of cooperative advertising funds received from our vendors and the classification of a higher percentage of these funds as a reduction of cost of sales rather than as a reduction of advertising expense in the third quarter of 2004.

     Our objective for gross profit as a percentage of net sales is between 14.5% and 15.25%. The gross profit margin depends on various factors, including vendor inventory price protection and rebate programs, cooperative advertising funds classified as a reduction of cost of sales, product mix, including third party services, pricing strategies, market conditions, and other factors, any of which could result in changes in gross margins from recent experience.

     Selling and administrative expenses increased in the third quarter of 2004 to $97.9 million, compared to $84.7 million in the third quarter of 2003. Included in selling and administrative expenses in the third quarter of 2004 and 2003 were $0.6 and $6.9 million, respectively, of transaction and integration expenses related to the Micro Warehouse transactions. The primary drivers of the increase in selling and administrative expenses were:

•	Payroll costs increased $11.1 million, primarily due to our continued investment in our sales force and increases in administrative areas to support a larger and growing business. Our sales force consists of account managers (including field sales representatives) as well as product category specialists who provide consultation in areas requiring technical or specialized product expertise such as networking, security, data storage and volume software licensing. Payroll costs for the third quarter of 2004 and 2003 included $0.1 and $2.0 million, respectively, of expenses for former Micro Warehouse employees performing transition services.

•	Employee-related costs (which includes items such as profit sharing, incentive awards and insurance) increased $1.0 million, primarily due to increased insurance costs resulting from higher insurance rates and coverage for a larger number of coworkers. Employee-related costs in the third quarter of 2003 included $0.4 million of expenses related to the Micro Warehouse transactions.

•	Occupancy costs increased $1.4 million, primarily due to additional office facilities for our locations on the East coast. We also incurred expenses, such as duplicate rents, while we transitioned some locations to new office facilities. Occupancy costs for the third quarter of 2004 also included $0.2 million in rent and operating expenses for the Wilmington, Ohio distribution center leased by Micro Warehouse. Pursuant to our arrangement with Micro Warehouse, we continued to pay rent and operating expenses for this facility until we completed the removal of the equipment in the facility during the third quarter of 2004. Occupancy costs in the third quarter of 2003 included $0.1 million of expenses related to the Micro Warehouse transactions.

•	Other selling and administrative costs decreased $0.3 million. In the third quarter of 2004 and 2003, other selling and administrative costs included $0.3 and $4.4 million, respectively, of expenses related to the Micro Warehouse transactions. The decrease of $0.3 million was primarily due to these costs incurred in the third quarter of 2003 that did not repeat in the third quarter of 2004, offset by increased administrative expenses required to support a larger business, such as professional fees, telephone expenses, and travel and entertainment expenses.

Selling and administrative expenses decreased to 6.5% of net sales in the quarter ended September 30, 2004, from 6.9% in the same period of 2003.

     Net advertising expense increased to $24.0 million in the third quarter of 2004, compared to $19.0 million in the same period of 2003. The increase was due to an increase in gross advertising expense and an increase in cooperative advertising funds classified as a reduction of cost of sales rather than as a reduction of advertising expense in the third quarter of 2004. Net advertising expense in the third quarter of 2003 included $1.1 million of customer communication and advertising costs related to the Micro Warehouse transactions. Gross advertising expense increased to $28.1 million in the third quarter of 2004, compared to $24.8 million in the third quarter of 2003, while decreasing as a percentage of net sales to 1.9% versus 2.0%, respectively.

     Consolidated operating income was $106.1 million in the third quarter of 2004, an increase of 46.2% from $72.6 million in the third quarter of 2003. Consolidated operating income as a percentage of net sales increased to 7.0% in the third quarter of 2004, compared to 5.9% in the third quarter of 2003. Corporate segment operating income was $90.6 million in the third quarter of 2004, an increase of 42.2% from $63.7 million in the third quarter of 2003. Public sector segment operating income was $15.5 million in the third quarter of 2004, an increase of 75.1% from $8.8 million in the third quarter of 2003.

     The effective income tax rate, expressed as a percentage of income before income taxes, was 39.6% in the third quarter of 2004 and 39.5% in the third quarter of 2003.

     Net income in the third quarter of 2004 was $65.2 million, a 46.1% increase from $44.6 million in the third quarter of 2003. Diluted earnings per share were $0.76 in the third quarter of 2004, an increase of 46.2% from $0.52 in the third quarter of 2003.

Nine Month Period Ended September 30, 2004 Compared to Nine Month Period Ended September 30, 2003

     Net sales in the nine month period ended September 30, 2004 increased 27.6% to $4.231 billion, compared to $3.316 billion in the same period of 2003. The increase in net sales was driven by both our organic growth along with the current nine month period containing a full nine months’ worth of sales made by former members of the Micro Warehouse sales force who joined CDW in September 2003 in conjunction with the Micro Warehouse transactions. We experienced double-digit unit volume growth in most product categories on a year-over-year basis. Sales of notebook computers and accessories, desktop computers and servers, software, video and add-on boards/memory each increased more than 30% in the first nine months of 2004 over the first nine months of 2003. Corporate segment sales increased 28.6% to $3,253.1 million in the nine month period ended September 30, 2004 from $2,530.2 million in the nine month period ended September 30, 2003, and comprised 76.9% of our total net sales for the period. Public sector segment sales increased 24.4% to $977.5 million in the nine month period ended September 30, 2004 from $785.5 million in the nine month period ended September 30, 2003, and comprised 23.1% of our total net sales for the period.

     Gross profit increased 34.8% to $646.9 million in the first nine months of 2004, compared to $480.1 million in the first nine months of 2003. As a percentage of net sales, gross profit was 15.3% in the first nine months of 2004, compared to 14.5% in the same period of 2003. The increase in the gross profit percentage was primarily due to improved product pricing and increased vendor volume rebates, net service contract revenue and cooperative advertising funds classified as a reduction of cost of sales. Vendor volume rebates increased due to performance against goals set by our vendor partners. Cooperative advertising funds classified as a reduction of cost of sales increased due to a higher level of cooperative advertising funds received from our vendors and the classification of a higher percentage of these funds as a reduction of cost of sales rather than as a reduction of advertising expense in the first nine months of 2004.

     Our objective for gross profit as a percentage of net sales is between 14.5% and 15.25%. The gross profit margin depends on various factors, including vendor inventory price protection and rebate programs, cooperative advertising funds classified as a reduction of cost of sales, product mix, including third party services, pricing strategies, market conditions, and other factors, any of which could result in changes in gross margins from recent experience.

     Selling and administrative expenses increased in the first nine months of 2004 to $288.0 million, compared to $221.7 million in the first nine months of 2003. Included in selling and administrative expenses for the first nine months of 2004 and 2003 were $3.4 million and $6.9 million, respectively, of transaction and integration expenses related to the Micro Warehouse transactions. The primary drivers of the increase in selling and administrative expenses were:

•	Payroll costs increased $47.6 million, primarily due to our continued investment in our sales force and increases in administrative areas to support a larger and growing business. Our sales force consists of account managers (including field sales representatives) as well as product category specialists who provide consultation in areas requiring technical or specialized product expertise such as networking, security, data storage and volume software licensing. Payroll costs for the first nine months of 2004 and 2003 also included $1.5 million and $2.0 million, respectively, of expenses for former Micro Warehouse employees performing transition services.

•	Employee-related costs (which includes items such as profit sharing, incentive awards and insurance) increased $5.3 million, primarily due to increased insurance costs resulting from higher insurance rates and coverage for a larger number of coworkers. In the first nine months of 2003, employee-related costs included $0.4 million of expenses related to the Micro Warehouse transactions.

•	Occupancy costs increased $4.5 million, primarily due to additional office facilities for our locations on the East coast. We also incurred expenses, such as duplicate rents, while we transitioned some locations to new office facilities. Occupancy costs for the first nine months of 2004 also included $0.8 million in rent and operating expenses for the Wilmington, Ohio distribution center leased by Micro Warehouse. Pursuant to our arrangement with Micro Warehouse, we continued to pay rent and operating expenses for this facility until we completed the removal of the equipment in the facility during the third quarter of 2004.

•	Other selling and administrative costs increased $9.0 million, primarily due to increased administrative expenses required to support a larger business, such as professional fees, telephone expenses, and travel and entertainment expenses. Other selling and administrative costs for the first nine months of 2004 included $1.1 million of costs related to the Micro Warehouse transactions, including an increase of $2.0 million in the reserve for equipment purchased from Micro Warehouse in its Wilmington, Ohio distribution center and $1.4 million of legal fees, partially offset by $2.3 million of income from collections of accounts receivable generated by Micro Warehouse prior to the Micro Warehouse transactions. In the first nine months of 2003, other selling and administrative costs included $4.4 million in severance and outplacement costs, customer satisfaction expenses, and legal and accounting advisory fees related to the Micro Warehouse transactions.

Selling and administrative expenses increased to 6.8% of net sales in the nine month period ended September 30, 2004, from 6.7% in the same period of 2003.

     Net advertising expense increased to $67.5 million in the first nine months of 2004, compared to $46.8 million in the same period of 2003. This was due to an increase in gross advertising expense and an increase in cooperative advertising funds classified as a reduction of cost of sales rather than as a reduction of advertising expense in the first nine months of 2004 compared to the first nine months of 2003. Net advertising expense in the first nine months of 2003 included $1.1 million of customer communication and advertising costs related to the Micro Warehouse transactions. Gross advertising expense increased to $74.8 million in the first nine months of 2004, compared to $69.1 million in the first nine months of 2003, while decreasing as a percentage of net sales to 1.8% versus 2.1%, respectively.

     Consolidated operating income was $291.4 million in the nine month period ended September 30, 2004, an increase of 37.8% from $211.5 million in the same period of 2003. Consolidated operating income as a percentage of net sales was 6.9% in the first nine months of 2004 compared to 6.4% in the first nine months of 2003. Corporate segment operating income was $262.0 million in the first nine months of 2004, an increase of 35.9% from $192.8 million in the same period of 2003. Public sector segment operating income was $29.3 million in the first nine months of 2004, an increase of 57.1% from $18.7 million in the same period of 2003.

     The effective income tax rate, expressed as a percentage of income before income taxes, was 39.7% in the nine month period ended September 30, 2004 and 39.5% in the nine month period ended September 30, 2003.

     Net income in the first nine months of 2004 was $178.7 million, a 36.8% increase from $130.6 million in the first nine months of 2003. Diluted earnings per share were $2.06 in the first nine months of 2004, an increase of 35.5% from $1.52 in the first nine months of 2003.

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

Liquidity and Capital Resources

Working Capital

     We have historically financed our operations and capital expenditures primarily through cash flows from operations. At September 30, 2004, we had cash, cash equivalents, and marketable securities of $632.6 million and working capital of $1,084.5 million, representing an increase of $70.2 million in cash, cash equivalents, and marketable securities and an increase of $98.0 million in working capital from December 31, 2003. The increase in working capital was primarily a result of increases in cash and cash equivalents, marketable securities, accounts receivable and inventory, partially offset by increases in accounts payable and accrued liabilities.

     We have an aggregate $70 million available pursuant to two $35 million unsecured lines of credit with two financial institutions. One line of credit expires in June 2005, at which time we intend to renew the line, and the other does not have a fixed expiration date. Borrowings under the first credit facility bear interest at the prime rate less 2.5%, LIBOR plus 0.5% or the federal funds rate plus 0.5%, as determined by the Company. Borrowings under the second credit facility bear interest at the prime rate less 2.5%, LIBOR plus 0.45% or the federal funds rate plus 0.45%, as determined by the Company. At September 30, 2004, there were no borrowings under either of the credit facilities.

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

     In July 2003, our Board of Directors authorized another share repurchase program of up to 2,500,000 shares of our common stock. We purchased shares under this repurchase program from March 2004 until the authorization of the new repurchase program in July 2004 as described below. Under this repurchase program, we purchased 40,000 shares of our common stock at a total cost of $2.5 million (an average price of $61.58 per share) during the three month period ended September 30, 2004 and 1,011,800 shares of our common stock at a total cost of $64.9 million (an average price of $64.15 per share) during the nine month period ended September 30, 2004.

     In July 2004, our Board of Directors authorized a new share repurchase program of 3,988,200 shares of our common stock, comprised of 1,488,200 shares previously authorized for repurchase under the July 2003 program and authorization to repurchase an additional 2,500,000 shares. These purchases may be made from time to time in both open market and private transactions, as conditions warrant. This new repurchase program is expected to remain in effect through July 2006, unless earlier terminated by the Board or completed. Under this repurchase program, we purchased 201,300 shares of our common stock at a total cost of $11.8 million (an average price of $58.64 per share) during the three month period ended September 30, 2004.

     Repurchased shares are held in treasury pending use for general corporate purposes, including issuances under various employee stock plans.

     We currently have one distribution center, located with our corporate headquarters, in Vernon Hills, Illinois. The capacity of this distribution center should be sufficient to handle our expected growth in sales and shipments at least through 2005, based on current projections. We will continue to make investments in this distribution center to further automate the facility and increase its efficiency. We plan to open a second distribution center in the Western part of the United States to continue to support the Company’s growth beyond 2005. Cash outlays related to this second distribution center are anticipated in 2005 and will cause capital expenditures to be significantly higher than recent years. However, we believe that our internally generated cash flow will be sufficient to cover these capital expenditures.

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

Cash Flows for the Nine Month Period Ended September 30, 2004

     Net cash provided by operating activities was $176.1 million in the nine month period ended September 30, 2004. The primary factors that affected our cash flow from operations were net income and changes in accounts receivable and accounts payable. Accounts receivable increased from $444.0 million at December 31, 2003 to $545.5 million at September 30, 2004. The increase in accounts receivable was primarily due to higher sales and a larger portion of business being done on terms rather than on credit cards. Accounts payable increased to $231.7 million at September 30, 2004, compared with $149.1 million at December 31, 2003. The accounts payable balance fluctuates due to our normal cycle of payments. The increase in accounts payable at September 30, 2004 was primarily due to this periodic fluctuation.

     Net cash used in investing activities for the nine month period ended September 30, 2004 was $85.6 million, including $66.8 million used to purchase marketable securities and $16.5 million used for capital expenditures. Additionally, $2.3 million was used in the sale of our interest in CDW Leasing, LLC (“CDW-L”), as CDW-L’s cash balance at the time of sale exceeded the proceeds received by us.

     Net cash used in financing activities for the nine month period ended September 30, 2004 was $86.8 million. This included the payment of cash dividends totaling $30.0 million and the repurchase of 1,352,300 shares of our common stock at a total cost of $86.0 million. The impact of these items was partially offset by proceeds of $22.9 million from the exercise of stock options under our various stock option plans, $3.1 million from the issuance of common stock in connection with the Employee Stock Purchase Plan and a $3.3 million increase in book overdrafts between December 31, 2003 and September 30, 2004.

     Any statements in this report that are forward-looking (that is, not historical in nature) are made pursuant to the safe harbor provisions of The Private Securities Litigation Reform Act of 1995. Such forward-looking statements include, for example, statements concerning the Company’s sales growth, gross profit as a percentage of sales, advertising expense and cooperative advertising reimbursements. In addition, words such as “likely,” “may,” “would,” “could,” “should,” “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” and similar expressions, may identify forward-looking statements in this report. Forward-looking statements in this report are based on the Company’s beliefs and expectations as of the date of this report and are subject to risks and uncertainties, including those described below, which may have a significant impact on the Company’s business, operating results or financial condition. Investors are cautioned that these forward-looking statements are inherently uncertain. Should one or more of the risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described herein. The following factors, among others, may have an impact on the accuracy of the forward-looking statements contained in this report: the continued acceptance of the Company’s distribution channel by vendors and customers, the timely availability and acceptance of new products, continuation of key vendor relationships and support programs, the continuing development, maintenance and operation of the Company’s I.T. systems, changes and uncertainties in economic and geopolitical conditions that could affect the rate of I.T. spending by the Company’s customers, changes in pricing by our vendors, the ability of the Company to hire and retain qualified account managers and any additional factors described from time to time in the Company’s filings with the Securities and Exchange Commission. These among other factors are discussed in further detail in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, which was filed with the Securities and Exchange Commission on March 12, 2004, and which discussion is incorporated by reference herein.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     There has been no material change from the information provided in Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

Item 4. Controls and Procedures

(a)	The Company’s Chief Executive Officer and its Chief Financial Officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report (the “Evaluation Date”), have concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company would be made known to them by others within the Company, particularly during the period in which this quarterly report was being prepared.

(b)	There was no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended September 30, 2004 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

     On September 9, 2003, CDW completed the purchase of certain assets of Bridgeport Holdings, Inc., Micro Warehouse, Inc., Micro Warehouse, Inc. of Ohio, and Micro Warehouse Gov/Ed, Inc. (collectively, “Micro Warehouse”). On September 10, 2003, Micro Warehouse filed voluntary petitions for relief under chapter 11 of title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (Case No. 03-12825). On January 20, 2004, the Official Committee of Unsecured Creditors (the “Committee”) appointed in the Micro Warehouse bankruptcy proceedings filed a motion with the court seeking the production of certain documents for review and certain representatives of CDW for depositions. CDW believes that the purpose of the motion was to explore whether the purchase of assets of Micro Warehouse by CDW was for less than reasonably equivalent value. On February 12, 2004, the Bankruptcy Court entered an order approving a stipulation between the Committee and CDW whereby CDW consented to the Committee’s production requests. Pursuant to the stipulation, CDW produced the requested documents and certain CDW representatives were deposed. In a subsequent filing with the Bankruptcy Court, the Committee stated its belief that the Micro Warehouse estate has a claim against CDW for a transfer of assets for less than reasonably equivalent value arising from the sale of such assets to CDW. The Bankruptcy Court confirmed a plan of distribution with respect to Micro Warehouse which became effective on October 14, 2004. In connection therewith, any such claim that the estate had against CDW was transferred to the Bridgeport Holdings, Inc. Liquidating Trust, which now has the right to pursue any such claim against CDW. CDW believes that it paid reasonably equivalent value for the assets it acquired from Micro Warehouse, and expects that any claim brought against it by the Trust will have no material effect on CDW’s financial condition.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities (1)

			(c)	(d)
	(a)		Total number of	Maximum number of
	Total	(b)	shares purchased as	shares that may yet
	number of	Average	part of publicly	be purchased under
	shares	price paid	announced plans or	the plans or
Period	purchased	per share	programs	programs
July 1, 2004,
through
July 31, 2004	45,000	$61.57	45,000	3,983,200
August 1, 2004
through
August 31, 2004	196,300	$58.57	196,300	3,786,900
September 1, 2004
through
September 30, 2004	—	—	—	3,786,900

Total	241,300 (2)	$59.13	241,300

(1)	In July 2003, we announced a share repurchase program, authorized by our Board of Directors, of up to 2,500,000 shares of our common stock.

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

(2)	All shares were purchased pursuant to the publicly announced programs.

Item 6. Exhibits

Exhibits:

10.1	Form of Stock Option Agreement for awards to coworkers under the CDW 2000 Incentive Stock Option Plan

10.2	Form of Stock Option Agreement for awards to non-employee directors under the 2004 Non-Employee Director Equity Compensation Plan

10.3	Form of Restricted Stock Award for awards to non-employee directors under the 2004 Non-Employee Director Equity Compensation Plan

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a–14(a) under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a–14(a) under the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C 1350

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CDW CORPORATION

Date:	November 9, 2004	By:	/s/ Barbara A. Klein

Barbara A. Klein Senior Vice President and Chief Financial Officer (Duly authorized officer and principal financial officer)