Form 10-K
period 2004-12-31
CDW CORP
filed 2005-03-16
CIK 899171

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from_____________ to _____________

Commission file number 0-21796

CDW Corporation

(Exact name of registrant as specified in its charter)

Illinois	36-3310735
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

200 N. Milwaukee Ave.	60061
Vernon Hills, Illinois	(Zip Code)
(Address of principal executive offices)

Registrant’s telephone number, including area code: (847) 465-6000

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12 (g) of the Act:
Common Stock

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes   ☑   No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act)   Yes   ☑   No   ☐

As of June 30, 2004, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the common stock held by non-affiliates was approximately $4.146 billion, based upon the closing market price per share of $63.76.

As of March 7, 2005, the registrant had 82,085,465 shares of common stock, $0.01 par value, outstanding.

Documents Incorporated by Reference

Portions of the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 11, 2005 are incorporated by reference into Part III.

CDW CORPORATION
FORM 10-K ANNUAL REPORT
FOR THE YEAR ENDED DECEMBER 31, 2004
INDEX

i

PART I

Item 1.	Business.

General

     CDW Corporation (collectively with its subsidiaries, “CDW” or the “Company”) is a leading direct marketer of multi-brand computers and related technology products and services in the United States. The Company was founded in 1984 and reincorporated in 1995 in Illinois. Our extensive offering of products, including hardware and peripherals, software, accessories and other products, combined with our service offerings, provide comprehensive solutions for our customers’ technology needs. We offer customers a broad range of technology products from leading brands such as Adobe, APC, Apple, Cisco, Hewlett-Packard, IBM, Microsoft, Sony, Symantec, Toshiba and ViewSonic, among others. Our dedicated and well-trained coworkers and high volume, cost-efficient operations, supported by our proprietary information technology systems, enable us to offer these products at competitive prices combined with a high level of customer service. We provide a variety of value-added services and web-based tools to our customers, including the ability to custom configure multi-branded solutions, manage software licenses through our Software License Tracker tool, track tagged assets through our IT Asset Management Tracking Database and generate online quotes. We also offer technical support 24 hours a day, 7 days a week to our customers.

     In September 2003, we purchased selected U.S. assets and the Canadian operations of Micro Warehouse, a reseller of computers, software and peripheral products. The U.S. transaction was completed on September 9, 2003. The purchase price of the assets acquired in the U.S. transaction, including inventory, fixed assets and customer lists, was $20.0 million. The purchase of the Canadian operations was completed on September 23, 2003, for a purchase price of $2.7 million.

     Building on the Micro Warehouse transactions, we expanded our customer base, increased our penetration in the public sector and the eastern half of the U.S., and extended our growth platform into Canada.

     For financial reporting purposes, we have two operating segments, corporate and public sector. Our corporate customers are concentrated in the small to medium business (SMB) category, which is generally comprised of businesses that have less than 1,000 employees at a single location. Our public sector customers are comprised of federal, state and local government entities and educational institutions which are served by CDW Government, Inc. (“CDW-G”), a wholly-owned subsidiary. (See Note 15 to the Consolidated Financial Statements for certain financial information regarding our two operating segments.)

     For the year ended December 31, 2004, 98% of our net sales were to commercial customers, defined as public sector and corporate customers excluding consumers. We create a high degree of customer loyalty through our relationship-focused account managers and value-added services. These account managers become knowledgeable about customer needs and assist customers by providing advice on the selection and configuration of multi-branded technology solutions. We focus on generating repeat sales from existing customers while also generating sales from new customers.

     We market to current and prospective customers through our catalogs, other direct mail programs, product advertisements in newspapers, computer trade magazines and other publications, our Web sites and various Web advertising vehicles. Additionally, we promote the CDW brand on a national basis through our branding campaign, which includes television, print media and other activities. Our marketing efforts are integrated with a proactive outbound calling program by our account managers. We also focus significant efforts on developing and expanding our E-commerce initiatives. These initiatives include CDW.com, CDWG.com, macwarehouse.com and CDW.ca (our Web sites), and CDW@work and CDWG@work (our extranets), which are customized Web sites for our commercial customers.

     We adhere to a core philosophy known as the CDW CIRCLE OF SERVICE™, which places the customer at the center of all of the Company’s actions. The fundamental element of the CDW CIRCLE OF SERVICE™ is our coworkers, who are highly motivated and incented to share in the Company’s success. The CDW CIRCLE OF SERVICE™ philosophy is based on the premise that “People Do Business With People They Like.” The CDW CIRCLE OF SERVICE™ is a graphic reminder to our coworkers that good service leads to good experiences and increased sales.

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

     Multi-Branded Solutions. We offer more than 100,000 products, which include a wide range of products from leading brands including Adobe, APC, Apple, Cisco, Hewlett-Packard, IBM, Microsoft, Sony, Symantec, Toshiba, ViewSonic and others. With this broad selection of products, we can provide our customers with fully-integrated, multi-branded technology solutions and the convenience of one-stop shopping. We also continuously review and enhance our product mix based on new product introductions and the needs of our customers.

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

     Competitive Pricing. We are able to offer our customers competitive prices due to our low cost structure, efficient distribution methods, ability to purchase products both directly from manufacturers as well as through distributors and economies of scale in purchasing products. Our size, financial strength and ability to successfully serve our customers allow us to negotiate advantageous purchasing terms and earn vendor rebates and incentives.

     Marketing. We use a marketing mix of direct response activities, including our catalogs and trade magazine advertising, combined with a multifaceted branding campaign, including national television and print advertising. These activities are intended to promote a high level of awareness of CDW and generate customer response. Our marketing activities are directed to commercial customers and the decision makers in commercial organizations.

     Customer Service. Our sales force consists of over 2,000 coworkers who are highly trained in the Company’s systems and philosophies, and in the products we sell, enabling them to provide a high level of customer service. We assign an account manager to each customer. Account managers obtain an understanding of their customers’ businesses and technology systems and are able to recommend integrated product solutions based on customer needs, past purchases and technological developments. Our account managers provide a high level of customer service utilizing CDW’s proprietary customer relationship management system. Customers also benefit from specialty sales support teams that have in-depth knowledge of and experience with complex technology products and applications in multiple product categories, such as network solutions, storage applications and software licenses.

     Custom Configuration. We offer custom configuration services such as the installation of accessories and expansion products, loading of software, imaging for custom applications and configuration of network operating systems. These services are performed in a configuration center within our distribution center. Our custom configuration services benefit our customers by reducing the cost and time necessary to deploy new products into their existing technology environment.

     Technical Support. Our technical staff is well-trained and maintains high levels of professional certification from product manufacturers. We employ a technical staff of more than 160 with over 440 manufacturer certifications to assist our customers with technical questions and issues during regular business hours. We offer technical support services by telephone 24 hours a day, 7 days a week. We believe that our commitment to service at the time of sale and after the purchase maximizes sales opportunities and encourages repeat customers.

     Information Technology. We use proprietary, real-time information technology systems which centralize the management of key functions and generate daily operating reports enabling management to identify and respond quickly to internal changes and to provide high levels of customer satisfaction. We also monitor trends in the technology industry. We integrate our real-time systems with our Web sites, CDW.com, CDWG.com, macwarehouse.com and CDW.ca, providing real-time information for our customers.

     Effective Inventory Control. Our inventory tracking system, purchasing system, cycle counting system and use of vendor stock balancing and price protection programs allow us to minimize our investment in inventory and to reduce inventory discrepancies and the risk of obsolescence while meeting customer needs by shipping orders generally on a same-day basis.

     High Quality Coworkers. We strive to attract, retain and motivate high quality coworkers and provide our coworkers with competitive compensation and incentives designed to maximize performance and productivity. Our objective is, whenever possible, to promote coworkers from within the Company to positions of increased responsibility. Examples of rewards and motivations for our coworkers include short-term incentive programs, stock-based compensation and an on-site childcare and fitness center facility at our Vernon Hills, Illinois headquarters.

Product Offering

     We sell multi-brand computers and related technology products, including hardware and peripherals, software, accessories and other products, for use on a variety of technology operating platforms, including Microsoft, Apple, Linux, Novel, Unix and others.

     We continually seek to expand and improve our relationships with manufacturers as well as increase the number of products which we are authorized to sell.

Purchasing and Vendor Relationships

     We purchase products for resale from manufacturers, distributors and other sources, all of whom we consider our vendors. During 2004, we purchased approximately 50% of the products we sold directly from manufacturers and the remaining amount from distributors and other sources. We believe that effective purchasing from a diverse vendor base is a key element of our business strategy. For the year ended December 31, 2004, purchases from distributors Ingram Micro and Tech Data represented approximately 19% and 16%, respectively, of our total purchases. Additionally, in 2004, sales of products manufactured by Hewlett-Packard comprised approximately 28% of our total sales.

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

     We are authorized by manufacturers to sell via direct marketing all or selected products offered by the manufacturer. Our authorization with each manufacturer provides for certain terms and conditions, which may include one or more of the following: product return privileges, price protection policies, purchase discounts and vendor incentive programs, such as purchase or sales rebates, and cooperative advertising reimbursements. Vendors also periodically offer us opportunities to purchase a large amount of product at reduced prices. Vendor incentive programs are at the discretion of the vendors and usually require the achievement of a specified sales volume or growth rate within a specified period of time to qualify for all, or some, of the incentive programs.

Inventory Management/Distribution

     We utilize our proprietary information technology systems to manage our inventory in an aggressive, cost-efficient manner, resulting in a rapid-turn inventory model. Our information technology systems provide information on each item of inventory from the time it is ordered until it is shipped to a customer. We generally only stock items that have attained a minimum sales volume. We also use vendor stock balancing and price protection programs to minimize our investment in inventory.

     Our distribution process is highly automated. Once a customer order is received, by phone, online or by fax, it is processed for credit approval. After credit approval, orders are automatically routed to our distribution center for picking and shipping.

     We believe that the Chicago metropolitan area is an excellent location for our current distribution center as it is centrally located for purposes of shipping products throughout the United States and provides timely access to our principal distributors. Our location enables us to obtain non-stocked items for same-day shipping. We believe that competitive sources of supply are available in substantially all of the merchandise categories we carry.

     The capacity of our 450,000 square foot Vernon Hills, Illinois, distribution center should be sufficient to handle our expected growth in sales and shipments at least through 2005, based on current projections. We will continue to make investments in this distribution center to further automate the facility and increase its efficiency. In February 2005, we signed a lease for a second distribution center to be constructed in North Las Vegas, Nevada, to support the Company’s projected growth beyond 2005. We expect the new 513,240 square foot facility to be completed and operational by the end of 2005. This new facility will predominantly serve customers located in the Western United States.

Marketing and Advertising Activities

     We market to our current and prospective customers using catalogs, direct mail programs, advertising and an outbound calling program. In addition, we promote the CDW brand through a national branding campaign, which includes print media, television advertisements and other activities.

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

     As a result of our relationships with our vendors, a substantial portion of our advertising and marketing expenses are reimbursed through cooperative advertising reimbursement programs. These cooperative advertising programs are at the discretion of our vendors and are typically tied to sales or purchasing volumes or other commitments required to be met by the Company within a specified period of time. To measure the effectiveness of our various marketing activities, we track customer responses to our efforts by a variety of means. We use this information to further refine our marketing strategy and to develop more effective programs.

E-commerce

     We utilize our Web sites and extranets to implement our business strategy. Our objective is to make it easy for our customers to transact business with the Company and ultimately to enhance our customer relationships. Our Web sites include many advanced features to attract new customers and produce sales, including more than 100,000 computer products to search and order online, advanced search capabilities, product specifications, and information on product availability and pricing. During 2004 and 2003, we generated $1.526 billion and $1.057 billion, respectively, of direct online sales over our Web sites, representing approximately 27% and 23% of total sales, respectively.

     We continue to enhance our award-winning, customized Web sites, marketed as CDW@work and CDWG@work extranets. These sites give customers online access to information such as order and shipping status, payment details, purchase history and details about their dedicated CDW or CDW-G account team. Customers may also use their sites to automate technology purchasing procedures, manage software licenses, inventory asset-tagged items, reprint invoices and retrieve quotes prepared by their account managers. In addition, we have links between vendors’ Web sites and our own. Many customers use the extranets to gather product information, including pricing and availability, and then follow up with their account managers to access the account managers’ knowledge regarding product compatibility and other information.

Sales Activities and Order Fulfillment

     Our success is due in part to the strength of the relationships our account managers develop with our customers by calling existing and potential new customers, providing advice on products, and responding to customer inquiries. Our account managers are trained in Company philosophies and systems, have in-depth product knowledge and are motivated to maximize gross profit and provide high levels of customer service. New account managers are immersed in CDW Academy, our proprietary sales training program, and complete an intensive sales consulting, product training, systems and customer service curriculum. We seek to build customer relationships by generally assigning each customer to the account manager who first serves the customer. Upon subsequent calls to CDW, the customer is directed to their account manager for assistance. In the spirit of teamwork, account managers are encouraged to cooperate and work together to maximize gross profit and customer satisfaction.

     Each catalog and advertisement distributed by the Company bears a toll-free number and Web site address to be used by customers in contacting CDW to place a product order. Telephone calls are answered by account managers who utilize proprietary on-line computer systems to retrieve information regarding product characteristics, cost and availability and to enter customer orders. Account managers enter orders on-line into a computerized order fulfillment system which updates our customer purchase history. Computer processing of orders is performed immediately following the placement of the order and credit approval. We ship most credit approved orders on the day the order is received. We generally ship products to customers by A.I.T., DHL, Eagle, FedEx, FedEx Ground, Menlo, United Parcel Service and other commercial delivery services and invoice customers for shipping charges.

Customers

     Sales to our commercial customers accounted for approximately 98% of our net sales for the year ended December 31, 2004. We are not dependent on any one customer. For the year ended December 31, 2004, our largest customer comprised only .24% of net sales and our top five customers comprised approximately 1.14% of net sales. Our corporate customers are primarily small and medium size businesses that generally have less than 1,000 employees at a single location. We also serve larger corporate customers, including FORTUNE 1000 companies, as either a primary or secondary vendor. CDW-G, which conducts the Company’s public sector business, focuses on meeting the technology needs of federal, state and local governments, and educational institutions.

     Our customers are located almost entirely in the United States. In 2004, approximately 35% of our net sales were to customers in the eastern United States, approximately 20% were to customers in the southern United States, approximately 20% were to customers in the western United States and approximately 24% were to customers in the midwestern United States. Approximately 1% of our sales in 2004 were to customers outside of the continental United States, primarily in Canada.

Custom Configuration and Technical Support

     We offer custom configuration services such as the installation of accessories and expansion products, loading of software, imaging for custom applications and configuration of network operating systems. Custom configurations provide additional value to our customers because they reduce the cost and time necessary to deploy new products into their existing technology environments. The ability to configure products to customer specifications enables CDW to generate incremental sales. In May 2004, we opened a new 8,000 square foot Enterprise Configuration Center in our Vernon Hills, Illinois headquarters, in order to meet growing demand for configuration services, particularly from medium-to-large size businesses and public sector organizations.

     Our technical support staff is well trained and maintains high levels of professional certification from manufacturers relating to the products we sell. Our technical support staff is motivated to obtain high certification levels, as they are compensated, in part, on the levels of those certifications. Technical support is available by telephone 24 hours a day, 7 days a week to assist customers with technical problems or answer questions in order to increase customer satisfaction and reduce product returns. We have developed a proprietary customer service tracking system to ensure that customer-initiated service requests are responded to rapidly. As a result, substantially all customer service calls are answered in one minute or less.

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

Coworkers, Training and Culture

     At December 31, 2004, we employed approximately 3,800 coworkers. We consider our coworker relations to be excellent. No coworkers are covered by collective bargaining agreements.

     We emphasize the recruiting, training and development of high quality coworkers throughout our organization. Our objective is to promote coworkers from within the Company to positions of increased responsibility, whenever possible. We help our coworkers to develop through CDW University, our company-wide training program. CDW University provides specialized training in sales and relationship-building techniques, technical certifications, leadership development skills and interpersonal and professional skills.

     We strive to create a supportive and rewarding work environment. In 2005, we were named by FORTUNE magazine as one of the “100 Best Companies to Work For” for the seventh consecutive year. For the third consecutive year, we were the highest ranked FORTUNE 500 company on this list. Our Vernon Hills, Illinois headquarters offers an on-site childcare and fitness center, on-site dry cleaning service, private rooms for nursing mothers and a series of English language classes for coworkers who speak English as a second language. CDW coworkers are encouraged to provide their thoughts and concerns regarding the Company directly to management, including through our whistleblower hotline.

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

     Coworker Bonus and Stock Incentive Plans. In addition to regular compensation, we provide coworkers with additional long-term incentives designed to maximize performance and productivity. To this end, we have adopted various stock-based compensation plans which enable coworkers to share in the Company’s success through appreciation in the value of the Company’s stock. We have historically rewarded every coworker with an annual stock option grant as a part of their compensation.

Trademarks and Trade Names

     We conduct business under a number of trademarks, trade names and service marks including “CDW,” “CDW. THE RIGHT TECHNOLOGY. RIGHT AWAY.,” “CDW@WORK,” “CDW-G,” “CDW-G@WORK,” “CDW SOLUTIONEDGE,” and “CDW MACWAREHOUSE.” We have taken steps to protect these marks, some of which are registered, and believe they have significant value and are important factors in our marketing programs.

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

     Our sales and profitability may be affected by changes in the economic environment and other factors. There are many factors which could affect our business, including:

•	the capital and technology spending patterns of existing and prospective customers;
•	general economic trends;
•	the addition of new customers and further penetration of our existing customer base;
•	the productivity and retention of our sales force;

•	the optimization of our product mix and pricing strategies;
•	the availability of products from our vendors;
•	the successful development of new technology and products by equipment manufacturers and software developers; and
•	new competitors and new forms of competition.

     Our business depends on our vendor relationships and the availability of products. We purchase products for resale from manufacturers, distributors and other sources, all of whom we consider our vendors. During 2004, we purchased approximately 50% of the products we sold directly from manufacturers and the remaining amount from distributors and other sources. We are authorized by manufacturers to sell all or some of their products via direct marketing activities. Our authorization with each manufacturer is subject to specific terms and conditions regarding such things as product return privileges, price protection policies, purchase discounts and vendor incentive programs, including purchase rebates, sales volume rebates and cooperative advertising reimbursements.

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

     Sales of Cisco, Hewlett-Packard, IBM, Microsoft, Sony and Toshiba products comprise a substantial portion of our sales. In 2004, sales of products manufactured by Hewlett-Packard represented approximately 28% of our total sales and, therefore, we are dependent on the economic condition and product competitiveness of, and our business relationship with, this manufacturer in particular. In addition, although we purchase from a diverse vendor base, in 2004, products we purchased from distributors Ingram Micro and Tech Data represented approximately 19% and 16%, respectively, of our total purchases. The loss of, or change in business relationship with, any of these or any other key vendors, or the diminished availability of their products, could reduce the supply and increase the cost of products we sell and negatively impact our competitive position. Additionally, the relocation of key distributors utilized in our purchasing model could adversely impact our results of operations. Although to date mergers among manufacturers have not had an adverse impact on our business and results of operations, further consolidation could adversely impact us.

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

     Substantial competition could reduce our market share and significantly harm our financial performance. The market for computers and related technology products and accessories is highly competitive. Our competition includes:

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

     Some of our hardware and software vendors, such as Hewlett-Packard and IBM, have sold, and could intensify their efforts to sell, their products directly to customers. In addition, some software manufacturers have developed, and may continue to develop, sales methods that directly provide customers with subscription-based software programs and packages. If either of these trends becomes more prevalent, it could adversely affect our sales growth and profitability.

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

•	our pricing strategies;
•	changes in product costs from vendors;
•	the availability of price protection, purchase discounts and rebate programs from vendors;
•	the availability of cooperative advertising funds from vendors, which are classified as a reduction of cost of sales;
•	the risk of some of the items in our inventory becoming obsolete;
•	the relative mix of products sold, and customers sold to, during the period;
•	general market and competitive conditions; and
•	increases in shipping costs that we cannot pass on to customers.

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

     We are heavily dependent on commercial delivery services. We generally ship our products to customers by A.I.T., DHL, Eagle, FedEx, FedEx Ground, Menlo, United Parcel Service and other commercial delivery services and invoice customers for shipping charges. If we are unable to pass on to our customers future increases in the cost of commercial delivery services, our profitability could be adversely affected. Additionally, strikes or other service interruptions by such shippers could adversely affect our ability to deliver products on a timely basis.

     Our earnings and growth rate could be adversely affected by changes in general economic conditions and uncertain geopolitical conditions. Weak general economic conditions, along with uncertainties in geopolitical conditions, could adversely impact our revenues and growth rate. In addition, our revenues, gross margins and earnings could deteriorate in the future as a result of unfavorable economic or political conditions.

     We could be exposed to additional risks when we make acquisitions or alliances. We may pursue transactions, including acquisitions or alliances, to extend or complement our existing business. These types of transactions involve numerous risks, including investor acceptance, finding suitable transaction partners and negotiating terms that are acceptable to us, the diversion of management’s attention from other business concerns, entering product or geographic markets in which we have limited experience, the potential loss of key coworkers or business relationships and successfully integrating acquired businesses, any of which could adversely affect our operations or the price of our stock.

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

     We are exposed to litigation risk. CDW is party to legal proceedings that arise from time to time, both with respect to specific transactions, such as our acquisition of selected U.S. assets of Micro Warehouse, and in the ordinary course of our business. We do not believe that any currently pending or threatened litigation will have a material adverse effect on our financial position. Litigation, however, involves uncertainties and it is possible that the eventual outcome of litigation could adversely affect our results of operations for a particular period.

Item 2.	Properties.

     The following table shows the location of our various facilities across the United States and in Canada. For more information on lease obligations, see Note 8 to the Consolidated Financial Statements.

	Square	Owned /
Location	Footage	Leased	Purpose

10 S. Riverside, Chicago, Illinois	72,000	Leased	Sales Office
120 S. Riverside, Chicago, Illinois	72,000	Leased	Sales Office
315 W. Grand, Chicago, Illinois	9,000	Leased	Business Technology Center
Eatontown, New Jersey	35,000	Leased	Sales Office
Etobicoke, Ontario, Canada	18,000	Leased	Corporate Office / Sales Office
Herndon, Virginia	19,000	Leased	Sales Office
Mettawa, Illinois	156,000	Leased	Sales Office
Shelton, Connecticut	18,000	Leased	Sales Office

			Corporate Office / Distribution Center /
Vernon Hills, Illinois	550,000	Owned	Business Technology Center
Voorhees, New Jersey	18,000	Leased	Sales Office

     In February 2005, we signed a lease for a 513,240 square foot distribution center to be constructed in North Las Vegas, Nevada. We expect this new facility to be completed and operational by the end of 2005.

Item 3.	Legal Proceedings.

     On September 9, 2003, CDW completed the purchase of certain assets of Bridgeport Holdings, Inc., Micro Warehouse, Inc., Micro Warehouse, Inc. of Ohio, and Micro Warehouse Gov/Ed, Inc. (collectively, “Micro Warehouse”). On September 10, 2003, Micro Warehouse filed voluntary petitions for relief under chapter 11 of title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (Case No. 03-12825). On January 20, 2004, the Official Committee of Unsecured Creditors (the “Committee”) appointed in the Micro Warehouse bankruptcy proceedings filed a motion with the court seeking the production of certain documents for review and certain representatives of CDW for depositions. On February 12, 2004, the Bankruptcy Court entered an order approving a stipulation between the Committee and CDW whereby CDW consented to the Committee’s production requests. Pursuant to the stipulation, CDW produced the requested documents and certain CDW representatives were deposed. In a subsequent filing with the Bankruptcy Court, the Committee stated its belief that the Micro Warehouse estate has a claim against CDW for a transfer of assets for less than reasonably equivalent value arising from the sale of such assets to CDW. The Bankruptcy Court confirmed a plan of distribution with respect to Micro Warehouse which became effective on October 14, 2004. In connection therewith, any such claim that the estate had against CDW was transferred to the Bridgeport Holdings, Inc. Liquidating Trust (the “Liquidating Trust”). On March 3, 2005, the Liquidating Trust filed a civil claim against CDW in the United States Bankruptcy Court for the District of Delaware. The Liquidating Trust alleges that CDW did not pay reasonably equivalent value for the assets it acquired from Micro Warehouse and seeks to have CDW’s purchase of Micro Warehouse set aside and an amount of damages, to be determined at trial, paid to it. CDW believes that it paid reasonably equivalent value for the assets it acquired from Micro Warehouse and believes that the outcome of this claim will not have a material adverse effect on CDW’s financial condition.

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

     In addition, CDW is party to legal proceedings that arise from time to time, both with respect to specific transactions, such as the purchase of certain assets from Micro Warehouse described above, and in the ordinary course of our business. We do not believe that any currently pending or threatened litigation will have a material adverse effect on our financial position. Litigation, however, involves uncertainties and it is possible that the eventual outcome of litigation could adversely affect our results of operations for a particular period.

Item 4.	Submission of Matters to a Vote of Security Holders.

     There were no matters submitted during the fourth quarter of 2004 to a vote of security holders.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

     The following table sets forth for the periods indicated the high and low sales prices for the Company’s common stock, which is traded on The Nasdaq Stock Market® under the symbol “CDWC”. As of January 21, 2005 there were approximately 16,000 beneficial owners of the Company’s common stock. On May 20, 2004, our Board of Directors declared an annual cash dividend of $0.36 per share, totaling $30.0 million, payable on June 30, 2004, to shareholders of record on June 16, 2004. On July 23, 2003, our Board of Directors declared an annual cash dividend of $0.30 per share, totaling $24.9 million, payable on September 26, 2003, to shareholders of record on September 12, 2003. Although in future years we plan to announce any dividend following the annual shareholders meeting, typically held in May, the timing and amount of any future dividends will depend upon the earnings, cash requirements and financial condition of the Company and other factors deemed relevant by our Board of Directors.

	2004		2003
Quarter Ended	Low	High	Low	High
March 31	$58.06	$74.45	$36.30	$47.45
June 30	$61.30	$70.93	$38.86	$46.65
September 30	$56.07	$65.20	$44.93	$60.55
December 31	$56.61	$68.26	$55.91	$63.65

We did not repurchase any shares of our common stock in the three months ended December 31, 2004.

Item 6.	Selected Financial Data

CDW Corporation and Subsidiaries
Selected Financial Data
(in thousands, except per share amounts)

	Year Ended December 31,
	2004	2003		2002	2001	2000
Income Statement Data:
Net sales	$5,737,774	$4,664,616		$4,264,579	$3,961,545	$3,842,452
Income from operations	$392,759	$284,458		$298,178	$268,198	$259,608
Net income	$241,445	$175,186	(1)	$185,249	$168,686	$162,269
Earnings per share:
Basic	$2.90	$2.10	(1)	$2.18	$1.97	$1.87
Diluted	$2.79	$2.03	(1)	$2.10	$1.89	$1.79
Dividends per share	$0.36	$0.30		$0.00	$0.00	$0.00

	December 31,
	2004	2003	2002	2001	2000
Financial Position:
Cash, cash equivalents and marketable securities	$603,623	$562,360	$504,614	$394,381	$202,621
Total assets	$1,520,935	$1,311,632	$1,095,664	$937,029	$748,437
Total debt and capitalized lease obligations	$—	$—	$—	$—	$—

(1)	Includes $22.3 million ($13.5 million after tax) of transaction and integration expenses recorded in connection with the Micro Warehouse transactions. These expenses impacted basic and diluted earnings per share by $0.16 per share.

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

     For financial reporting purposes, we have two operating segments: corporate, which is primarily comprised of business customers, but also includes consumers (which generated approximately 2% of net sales in 2004 and 2003); and public sector, which is comprised of federal, state and local government entities and educational institutions who are served by CDW Government, Inc. (“CDW-G”), a wholly-owned subsidiary.

     CDW management monitors a number of financial and non-financial measures and ratios on a daily, weekly, and monthly basis in order to track the progress of the business and make adjustments as necessary. We believe that the most important of these measures and ratios include daily sales, by business segment and total company, gross margin, number of orders shipped per day, number of orders shipped complete per day, inventory balance and turnover, cash, cash equivalents and marketable securities balance, accounts receivable balance and aging, and operating expenses. The measures and ratios are compared to standards or targets set by management, so that actions can be taken, as necessary, in order to achieve the standards and targets.

     The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make use of certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reported periods. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates, and revisions to estimates are included in our results for the period in which the actual amounts become known. The estimates and assumptions used in accounting for revenue recognition, inventory valuation and vendor transactions have the most significant impact on our consolidated financial statements, and therefore, are considered to be our critical accounting policies. The following discussion details the estimates and assumptions associated with these policies.

     Revenue recognition. We record revenues from sales transactions when both risk of loss and title to products sold pass to the customer. Our shipping terms dictate that the passage of title occurs upon receipt of products by the customer. The majority of our revenues relate to physical products and are recognized on a gross basis with the selling price to the customer recorded as net sales and the acquisition cost of the product recorded as cost of sales. Software assurance products, third party services and extended warranties that we sell (for which we are not the primary obligor) are recognized on a net basis in accordance with SEC Staff Accounting Bulletin No. 104, “Revenue Recognition” and Emerging Issues Task Force 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent.” Accordingly, such revenues are recognized in net sales either at the time of sale or over the contract period, based on the nature of the contract, at the net amount retained by us, with no cost of sales.

     In accordance with this revenue recognition policy, we estimate the value of products that have shipped but that have not been received by the customer and record an adjustment to reverse the impact of these sales out of our results for the current period and into our results for the subsequent period. In doing so, we perform an analysis to determine the estimated number of days that product is in transit, using data from commercial delivery services. Changes in delivery patterns may result in a different number of business days used in making this adjustment and could have a material impact on our revenue recognition for the current period.

     Inventory valuation. Inventory is valued at the lower of cost or market value. We decrease the value of inventory for estimated obsolescence equal to the difference between the cost of inventory and the estimated market value, based upon an aging analysis of the inventory on hand, specifically known inventory-related risks, and assumptions about future demand and market conditions. If future demand or actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. Many of our vendors price protect our inventory purchases for a specified period of time. If vendors were to change these programs, additional inventory write-downs may be required.

     Vendor transactions. We receive incentives from vendors related to cooperative advertising allowances, volume rebates, bid programs, price protection and other programs. These incentives generally relate to written agreements with specified performance requirements with the vendors and are recorded as adjustments to cost of sales or net advertising expense, as appropriate. Vendors may change the terms of some or all of these programs which could have an impact on our results of operations. The inability to collect receivables related to these vendor transactions could have a material impact on gross margin and operating income.

     In September 2003, we purchased selected U.S. assets and the Canadian operations of Micro Warehouse, a reseller of computers, software and peripheral products. The U.S. transaction, completed on September 9, 2003, was accounted for as a purchase of assets, with the $20.0 million purchase price allocated to the assets purchased, including inventory, fixed assets, and customer lists, based upon their fair values at the date of purchase. Subsequent to the completion of the U.S. transaction, sales made by former members of the Micro Warehouse U.S. sales force who joined CDW in conjunction with this transaction, along with the associated costs, are included in the accompanying consolidated financial statements. The Canadian transaction, completed on September 23, 2003, was accounted for as the purchase of a business and, accordingly, the results of operations of the acquired business subsequent to the date of purchase are included in the accompanying consolidated financial statements, and the assumed assets and liabilities were recorded based upon their fair values at the date of purchase. The Canadian operations were purchased for $2.7 million.

Recently Issued or Newly Adopted Accounting Pronouncements

     In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS 123R”), which requires the Company to measure all share-based payments to coworkers under our stock-based compensation plans using a fair-value-based method and record compensation expense related to these payments in our consolidated financial statements. SFAS 123R is effective for the first interim or annual period beginning after June 15, 2005, therefore, we are required to adopt SFAS 123R in the third quarter of 2005. The pro forma disclosures previously required under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) will no longer be an alternative to financial statement recognition. Note 2 to our Consolidated Financial Statements presents pro forma net income and earnings per share amounts as if we had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation, which would have reduced reported diluted earnings per share by $0.32, $0.28 and $0.29 for the years ended December 31, 2004, 2003 and 2002, respectively. We are currently evaluating the requirements of SFAS 123R and have not yet determined whether the adoption of SFAS 123R will result in compensation expense of an amount similar to the current pro forma disclosures under SFAS 123. We intend to use the modified prospective application transition method, which allows for prospective recognition of compensation expense without restatement of prior interim periods in the year of adoption.

     See Note 3 to our Consolidated Financial Statements for information on other recently issued or newly adopted accounting pronouncements.

Results of Operations

     The following table sets forth for the periods indicated information derived from our consolidated statements of income expressed as a percentage of net sales:

	Percentage of Net Sales
Financial Results	Years Ended December 31,

	2004	2003	2002

Net sales	100.0%	100.0%	100.0%
Cost of sales	84.8	85.6	86.8

Gross profit	15.2	14.4	13.2
Selling and administrative expenses	6.7	7.0	6.1
Net advertising expenses	1.6	1.3	0.1

Income from operations	6.9	6.1	7.0
Interest and other income	0.1	0.1	0.2

Income before income taxes	7.0	6.2	7.2
Income tax provision	2.8	2.4	2.8

Net income	4.2%	3.8%	4.4%

     The following table sets forth for the periods indicated a summary of certain of our consolidated operating statistics:

Operating Statistics	Years Ended December 31,

	2004	2003	2002

Number of invoices processed	6,302,462	5,431,041	4,995,459
Average invoice size	$984	$916	$935
% of sales to commercial customers (1)	98.1%	97.9%	97.4%
Sales force, end of period	2,012	1,924	1,320
Annualized inventory turnover (2)	24	24	—
Accounts receivable — days sales outstanding (3)	37	35	29
Direct web sales (000’s)	$1,525,712	$1,056,761	$829,233
Net sales per coworker (000’s)	$1,504	$1,402	$1,508
Return on shareholders’ equity	21.1%	17.8%	22.8%

(1)	Commercial customers is defined as public sector and corporate customers excluding consumers.

(2)	Starting in 2004, annualized inventory turnover is computed on an average daily basis. Annualized inventory turnover for 2003 has been restated using the new method. Due to the inability to recapture daily inventory information, we were not able to calculate the 2002 statistic using the new method.

(3)	The increase in accounts receivable – days sales outstanding is primarily due to a higher percentage of sales on terms and a larger proportion of accounts receivable from federal government customers, which typically have a longer pay cycle than corporate customers.

     The following table presents net sales dollars by product category as a percentage of total net sales dollars. Product lines are based upon internal product code classifications.

Analysis of Product Mix	Years Ended December 31,

	2004	2003	2002

Notebook computers and accessories	13.6%	12.6%	12.5%
Desktop computers and servers	13.8	13.2	13.4

Subtotal computer products	27.4	25.8	25.9
Software	16.9	16.8	17.9
Data storage devices	13.3	14.1	14.2
Printers	12.8	13.8	13.3
NetComm products	8.7	9.2	9.4
Video	9.4	9.0	8.8
Add-on boards/memory	4.6	4.4	4.2
Input devices	3.3	3.5	3.2
Other	3.6	3.4	3.1

Total	100.0%	100.0%	100.0%

     The following table represents the change in year-over-year sales dollars by product category for each of the periods indicated. Product lines are based upon internal product code classifications.

Analysis of Product Category Growth	Years Ended December 31,

	2004	2003	2002

Notebook computers and accessories	30.4%	10.4%	(8.3)%
Desktop computers and servers	27.9	8.2	7.4
Subtotal computer products	29.1	9.3	(0.8)
Software	24.0	2.7	14.0
Data storage devices	15.9	8.7	5.1
Printers	12.9	13.9	11.1
NetComm products	16.4	7.4	6.6
Video	27.6	11.7	13.3
Add-on boards/memory	26.9	14.1	5.7
Input devices	18.9	17.7	20.7
Other	32.6	20.3	27.0

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

     Net sales in 2004 increased 23.0% to a record $5.738 billion, compared to $4.665 billion in 2003. The increase in net sales was due to both organic growth along with the current year including a full year of sales made by former members of the Micro Warehouse sales force who joined CDW in September 2003 in conjunction with the Micro Warehouse transactions. We experienced double-digit unit volume growth in most product categories on a year-over-year basis. Sales of notebook computers and accessories, desktop computers and servers, software, video and add-on boards/memory each increased over 20% in 2004 over 2003. Corporate segment sales increased 23.3%, to $4.407 billion in 2004 from $3.575 billion in 2003, and comprised 76.8% of our total sales for 2004. Public sector segment sales increased 22.2%, to $1.330 billion in 2004 from $1.089 billion in 2003, and comprised 23.2% of our total sales for 2004.

     In general, the average selling price of most of our product categories decreased in 2004 from 2003. This decrease in average selling price is a trend experienced across our industry. Such decreases require us to generate more orders and sell more units in order to maintain or increase the level of sales.

     Gross profit increased 29.1% to $870.1 million in 2004, compared to $673.8 million in 2003. As a percentage of net sales, gross profit was 15.2% in 2004, compared to 14.4% in 2003. The increase in the gross profit percentage was primarily due to an increase in vendor volume rebates, an increase in cooperative advertising funds classified as a reduction of cost of sales, and an increase in net service contract revenue. Vendor volume rebates increased due to achieving goals set by our vendor partners. Cooperative advertising funds classified as a reduction of cost of sales increased due to a higher level of cooperative advertising funds received from our vendors and the classification of a higher percentage of these funds as a reduction of cost of sales rather than as a reduction of advertising expense in 2004. The increase in net service contract revenue is due to higher sales of products accounted for on a net basis, such as warranties and software assurance products.

     Our objective for gross profit as a percentage of net sales is between 14.50% and 15.25%. The gross profit margin depends on various factors, including vendor rebate and inventory price protection programs, cooperative advertising funds classified as a reduction of cost of sales, product mix, including third party services, pricing strategies, market conditions, and other factors, any of which could result in changes in gross margins from recent experience.

     Selling and administrative expenses increased 18.9% to $386.6 million in 2004, compared to $325.2 million in 2003, while decreasing as a percentage of net sales to 6.7% versus 7.0% in 2003. Included in selling and administrative expenses in 2004 and 2003 were $3.9 million and $20.2 million of transaction and integration expenses related to the Micro Warehouse transactions. The primary drivers of the increase in selling and administrative expenses are discussed below.

•	Payroll costs increased $51.1 million, primarily due to our continued investment in our sales force and increases in administrative areas to support a larger and growing business. Our sales force increased from 1,924 at December 31, 2003, to 2,012 at December 31, 2004. Our sales force consists of account managers (including field sales representatives) as well as product category specialists who provide consultation in areas requiring technical or specialized product expertise such as networking, security, data storage, and volume software licensing. Payroll costs for 2004 and 2003 also included $1.5 million and $4.9 million, respectively, of expenses for former Micro Warehouse employees performing transition services.

•	Employee-related costs (which include items such as profit sharing, incentive awards, and insurance) increased $5.4 million, primarily due to increased insurance costs resulting from higher insurance rates, higher medical and prescription expenses and coverage for a larger number of coworkers. In 2003, employee-related costs included $1.6 million of employee benefits related to the Micro Warehouse transactions.

•	Occupancy costs increased $4.7 million, primarily due to additional office facilities for our locations on the East coast. We also incurred expenses, such as duplicate rents, while we transitioned some locations to new office facilities. Occupancy costs for 2004 and 2003 included $0.8 and $0.7 million, respectively, of facility expenses related to the Micro Warehouse transactions.

•	Other selling and administrative costs increased $0.3 million. Other selling and administrative costs for 2004 and 2003 included $1.6 million and $13.0 million, respectively, of costs related to the Micro Warehouse transactions. Excluding these costs, the increase in other selling and administrative costs is primarily due to increased administrative expenses required to support a larger business, such as professional fees, telephone expenses, and travel and entertainment expenses. The $1.6 million of costs related to the Micro Warehouse transactions in 2004 included $2.0 million for an increase in the reserve for equipment purchased from Micro Warehouse in its Wilmington, Ohio distribution center and $2.0 million of legal fees, partially offset by $2.4 million of income from collections of accounts receivable generated by Micro Warehouse prior to the Micro Warehouse transactions.

     Net advertising expense increased to $90.8 million in 2004, compared to $64.1 million in 2003. This was due to an increase in gross advertising expense and an increase in cooperative advertising funds classified as a reduction of cost of sales rather than as a reduction of advertising expense in 2004 compared to 2003 in accordance with Emerging Issues Task Force Issue No. 02-16, “Accounting for Consideration Received from a Vendor by a Customer (Including a Reseller of the Vendor’s Products)” (“EITF 02-16”), adopted on January 1, 2003. Net advertising expense in 2003 included $1.5 million of customer communication and advertising costs related to the Micro Warehouse transactions. Gross advertising expense increased to $99.8 million in 2004 compared to $92.0 million in 2003, while decreasing as a percentage of net sales to 1.7% versus 2.0% in 2003.

     Consolidated operating income was $392.8 million in 2004, a 38.1% increase from $284.5 million in 2003. Consolidated operating income as a percentage of net sales increased to 6.9% in 2004, compared to 6.1% in 2003. Corporate segment operating income was $354.1 million in 2004, a 38.0% increase from $256.6 million in 2003. In 2003, corporate segment operating income included $22.0 million of cost of sales, selling and administrative, and net advertising expenses related to the Micro Warehouse transactions. Public sector segment operating income was $38.6 million in 2004, a 38.5% increase from $27.9 million in 2003.

     The effective income tax rate, expressed as a percentage of income before income taxes, was 39.6% in 2004 and 39.5% in 2003.

     Net income in 2004 was $241.4 million, a 37.8% increase from $175.2 million in 2003. Diluted earnings per share were $2.79 in 2004, an increase of 37.4% from $2.03 in 2003. The 2003 results included $22.3 million ($13.5 million after tax) of transaction and integration expenses related to the Micro Warehouse transactions, or a $0.16 per share impact on basic and diluted earnings per share.

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

     Net sales in 2003 increased 9.4% to $4.665 billion, compared to $4.265 billion in 2002. Of the 9.4% growth in sales, approximately half is attributed to the addition of customers as a result of the Micro Warehouse transactions. The other half is due to a more favorable I.T. spending environment, particularly toward the end of 2003, and our investment in our sales force, with the addition of 191 new account managers in 2003 (excluding former members of the Micro Warehouse sales force who joined CDW in conjunction with the Micro Warehouse transactions). Sales of notebook computers and accessories, printers, video, add-on boards/memory, and input devices each increased over 10% in 2003 over 2002. Corporate segment sales increased 5.2% from $3.399 billion in 2002 to $3.575 billion in 2003, and comprised 76.7% of our total sales for 2003. Public sector segment sales increased 25.8%, from $865 million in 2002 to $1.089 billion in 2003, and comprised 23.3% of our total sales for 2003.

     In general, the average selling price of most of our product categories decreased from 2002. Such decreases require us to generate more orders and sell more units in order to maintain or increase the level of sales.

     Gross profit increased 19.5% to $673.8 million in 2003, compared to $563.8 million in 2002. As a percentage of net sales, gross profit was 14.4% in 2003, compared to 13.2% in 2002. The increase in the gross profit percentage was primarily due to the adoption in January 2003 of EITF 02-16.

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

     The gross profit margin depends on various factors, including vendor rebate and inventory price protection programs, cooperative advertising funds classified as a reduction of cost of sales, product mix, including third party services, pricing strategies, market conditions, and other factors.

     Selling and administrative expenses increased 24.3% to $325.2 million in 2003, compared to $261.6 million in 2002. Included in selling and administrative expenses in 2003 were $20.2 million of transaction and integration expenses related to the Micro Warehouse transactions. The primary drivers of the increase in selling and administrative expenses are discussed below.

•	Payroll costs increased $43.0 million, including $4.9 million of expenses for former Micro Warehouse employees performing transition services. The remainder of the increase in payroll costs was due to an increase in our sales force from 1,320 at December 31, 2002 to 1,924 at December 31, 2003, including 413 former members of the Micro Warehouse sales force who joined CDW in September 2003 in conjunction with the Micro Warehouse transactions. Our sales force consists of account managers (including field sales representatives) as well as product category specialists who provide consultation in areas requiring technical or specialized product expertise such as networking, security, data storage, and volume software licensing.

•	Employee-related costs (which includes items such as profit sharing, incentive awards, and insurance) increased $2.3 million, including $1.6 million in employee benefits related to the Micro Warehouse transactions.

•	Occupancy costs increased $1.6 million, including $0.7 million in facility expenses related to the Micro Warehouse transactions.

•	Other selling and administrative costs increased $16.7 million, including $13.0 million of costs related to the Micro Warehouse transactions. Of the $13.0 million of costs, $8.0 million relates to severance and outplacement costs, customer satisfaction expenses, and legal and accounting advisory fees. The remaining $5.0 million relates to a reserve established for the equipment in a Wilmington, Ohio distribution center leased by Micro Warehouse. In September 2003, in conjunction with our purchase of selected U.S. assets of Micro Warehouse, we agreed to assume the lease for the distribution center and purchase the equipment in the facility for $8.0 million if requested by Micro Warehouse. In February 2004, under the terms of a modified agreement, we purchased the equipment and forfeited leasing the distribution center in exchange for $8.25 million. The purchase price of the equipment in the facility of $8.0 million, net of the reserve of $5.0 million, reflected the estimated realizable value of the equipment to CDW.

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

     Net advertising expense increased to $64.1 million in 2003, compared to $4.0 million in 2002. This increase is primarily due to the adoption of EITF 02-16, which resulted in the reclassification of $60.9 million of vendor consideration to a reduction of cost of sales, which would previously have been recorded as a reduction of advertising expense. Additionally, $1.5 million of the increase is due to customer communication and advertising costs related to the Micro Warehouse transactions. Gross advertising expense increased slightly, to $92.0 million in 2003, compared to $89.1 million in 2002, while decreasing as a percentage of net sales to 2.0% versus 2.1% in 2002. Excluding the impact of EITF 02-16, and therefore on a non-GAAP basis, cooperative advertising reimbursements increased 4.4% to $88.7 million in 2003, compared to $85.0 million in 2002. This non-GAAP measurement is included because the Company believes it provides a more meaningful comparison to reported results of prior periods.

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

Legal Proceedings

     For a description of certain legal proceedings, see Item 3 of Part I of this Form 10-K.

Liquidity and Capital Resources

Working Capital

     We have historically financed our operations and capital expenditures primarily through cash flow from operations. At December 31, 2004, we had cash, cash equivalents, and current marketable securities of $478.2 million, representing an increase of $80.6 million in cash, cash equivalents, and current marketable securities from December 31, 2003. Our working capital increased $215.2 million, to $1,036.9 million at December 31, 2004 from $821.7 million at December 31, 2003. The increase in working capital was a result of increases in cash, cash equivalents, and current marketable securities, accounts receivable and merchandise inventory, partially offset by increases in accounts payable and accrued expenses. The increases in these categories are primarily due to our sales growth.

     We have an aggregate $70 million available pursuant to two $35 million unsecured lines of credit with two financial institutions. One line of credit expires in June 2005, at which time we intend to renew the line, and the other does not have a fixed expiration date. Borrowings under the first credit facility bear interest at the prime rate less 2.5%, LIBOR plus 0.5% or the federal funds rate plus 0.5%, as determined by the Company. Borrowings under the second credit facility bear interest at the prime rate less 2.5%, LIBOR plus 0.45% or the federal funds rate plus 0.45%, as determined by the Company. At December 31, 2004, there were no borrowings under either of the credit facilities.

     We have entered into security agreements with certain financial institutions in order to facilitate the purchase of inventory from various suppliers under certain terms and conditions. The agreements allow for a maximum credit line of $70.0 million collateralized by inventory purchases financed by the financial institutions. At December 31, 2004 and 2003, we owed the financial institutions approximately $29.3 million and $19.6 million, respectively, which is included in trade accounts payable.

     Pursuant to share repurchase programs authorized by our Board of Directors, we purchased 1,352,300 shares of our common stock in 2004 at a total cost of $86.0 million (an average price of $63.60 per share) and 1,852,424 shares of our common stock in 2003 at a total cost of $76.3 million (an average price of $41.20 per share). We have authority under a repurchase program authorized in July 2004 to repurchase up to 3,786,900 additional shares. These purchases may be made from time to time in both open market and private transactions, as conditions warrant. This repurchase program is expected to remain in effect through July 2006, unless earlier terminated by the Board or completed. Repurchased shares are held in treasury pending use for general corporate purposes, including issuances under various employee stock plans.

     On May 20, 2004, our Board of Directors declared an annual cash dividend to shareholders. This dividend of $0.36 per share, totaling $30.0 million, was paid on June 30, 2004, to shareholders of record on June 16, 2004. We paid a dividend of $0.30 per share, totaling $24.9 million, on September 26, 2003. In future years, we plan to announce any dividend following the annual shareholders meeting, typically held in May. The timing and amount of any future dividends will depend upon the earnings, cash requirements and financial condition of the Company and other factors deemed relevant by our Board of Directors.

     We currently have one distribution center, located with our corporate headquarters, in Vernon Hills, Illinois. The capacity of this distribution center should be sufficient to handle our expected growth in sales and shipments at least through 2005, based on current projections. We will continue to make investments in this distribution center to further automate the facility and increase its efficiency. In February 2005, we signed a lease for a new distribution center to be constructed in North Las Vegas, Nevada, to support the Company’s projected growth beyond 2005. We expect the new facility to be completed and operational by the end of 2005. Capital expenditures for machinery, equipment and leasehold improvements related to this second distribution center are anticipated to be approximately $30 to $40 million in 2005 and will cause capital expenditures in 2005 to be significantly higher than recent years. However, we believe that our internally generated cash flow will be sufficient to cover these capital expenditures. In addition, we expect to incur approximately $5 to $6 million of operating and start-up costs related to this facility, primarily in the third and fourth quarters of 2005.

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

Cash Flows

     Net cash provided by operating activities in 2004 was $184.2 million compared to $125.4 million in 2003. The primary factors that affected our cash flow from operations were net income, accounts receivable, and accounts payable. Accounts receivable increased from $444.0 million at December 31, 2003 to $580.0 million at December 31, 2004. The increase in accounts receivable was primarily due to an increase in sales and a larger portion of business being done on terms rather than on credit cards. Accounts payable increased to

$168.1 million at December 31, 2004, compared to $149.1 million at December 31, 2003. The accounts payable balance fluctuates due to our normal cycle of payments. The increase in accounts payable at December 31, 2004 was primarily due to this periodic fluctuation. The change in accounts payable reflected in cash provided from operating activities also includes the impact of a $37.0 million decrease in book overdrafts between December 31, 2003 and December 31, 2004.

     Net cash used in investing activities for the year ended December 31, 2004 was $139.9 million. This includes $115.5 million used to purchase marketable securities and $22.1 million used for capital expenditures. Additionally, $2.3 million was used in the sale of our interest in CDW Leasing, LLC (“CDW-L”), as CDW-L’s cash balance at the time of sale exceeded the proceeds received by us. Capital expenditures related primarily to computer software and leasehold improvements.

     Net cash used in financing activities for the year ended December 31, 2004 was $118.1 million. This includes the payment of cash dividends totaling $30.0 million, the repurchase of 1,352,300 shares of our common stock at a total cost of $86.0 million, and the impact of a $37.0 million decrease in book overdrafts between December 31, 2003 and December 31, 2004. These items were partially offset by proceeds of $30.3 million from the exercise of stock options under our various stock option plans and $4.5 million from the issuance of common stock in connection with the Employee Stock Purchase Plan.

     In May 2003, Gregory C. Zeman, former director and vice chairman of the Company, and Daniel B. Kass, former director and executive vice president of the Company, sold a total of 1,108,864 shares of common stock. We did not receive any proceeds from the sale of shares and the number of outstanding common shares was not impacted. The shares sold by Mr. Zeman and Mr. Kass were acquired from Michael P. Krasny, the chairman emeritus, principal shareholder, and a director of the Company, through the exercise of options previously granted to them pursuant to the MPK Stock Option Plan. The exercise of options by Mr. Zeman and Mr. Kass resulted in the realization by the Company of an income tax benefit of approximately $17.7 million in 2003, of which approximately $0.3 million had been previously recorded to deferred taxes. We recorded the incremental tax benefit of $17.4 million as an increase to paid-in capital. In addition, we recorded incremental payroll tax expense related to the option exercise of approximately $0.7 million, which reduced diluted earnings per share in 2003 by less than $0.01 per share.

Aggregate Contractual Obligations

     At December 31, 2004, we were obligated under various operating lease agreements, primarily for sales office facilities, that expire at various dates through 2015. These lease agreements generally provide for minimum rent payments and a proportionate share of operating expenses and property taxes and include certain renewal and expansion options. For the years ended December 31, 2004, 2003 and 2002, rent expense was $13.8 million, $11.3 million and $9.8 million, respectively. We expect to fulfill these commitments from our working capital. The following table summarizes our contractual commitments under these operating lease agreements as of December 31, 2004 (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	Over 5 years
Operating leases	$54,153	$7,268	$16,284	$17,184	$13,417

     In February 2005, we signed a lease for a new distribution center to be constructed in North Las Vegas, Nevada. See Note 19 to the Consolidated Financial Statements for more information on this subsequent event.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

     The Company’s investments in marketable securities as of December 31, 2004 all mature before December 1, 2006 and are concentrated in U.S. Government and Government agency securities, municipal bonds and corporate fixed income securities. As such, the risk of significant changes in the value of these securities as a result of a change in market interest rates is minimal.

Item 8. Financial Statements and Supplementary Data.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2004.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

CDW Corporation
Vernon Hills, Illinois
March 15, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Shareholders of CDW Corporation:

We have completed an integrated audit of CDW Corporation’s 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of CDW Corporation and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 3 to the Consolidated Financial Statements, on January 1, 2003, the Company adopted Emerging Issues Task Force Issue No. 02-16, “Accounting by a Customer (including a Reseller) for Certain Consideration Received from a Vendor.” As discussed in Note 18 to the Consolidated Financial Statements, on January 1, 2003, the Company adopted Financial Accounting Standards Board Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees.” As discussed in Note 3 to the Consolidated Financial Statements, during 2003 the Company adopted Financial Accounting Standards Board Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities, an interpretation of ARB 51.”

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing on page 27 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, that the Company maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Chicago, Illinois
March 15, 2005

CDW CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	December 31,
	2004	2003
Assets

Current assets:
Cash and cash equivalents	$148,804	$222,425
Marketable securities	329,393	175,210
Accounts receivable, net of allowance for doubtful accounts of $9,890 and $10,057, respectively	580,035	444,000
Merchandise inventory	213,222	183,890
Miscellaneous receivables	24,364	28,517
Deferred income taxes	13,718	12,147
Prepaid expenses	6,901	3,994

Total current assets	1,316,437	1,070,183

Marketable securities	125,426	164,725
Property and equipment, net	68,595	62,323
Other assets	10,477	14,401

Total assets	$1,520,935	$1,311,632

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	$168,061	$149,074
Accrued expenses:
Compensation	41,178	39,246
Income taxes	14,661	14,419
Other	55,618	45,724

Total current liabilities	279,518	248,463

Commitments and contingencies	—	—

Minority interest	—	1,985

Shareholders’ equity:
Preferred shares, $1.00 par value; 5,000 shares authorized; none issued	—	—
Common shares, $.01 par value; 500,000 shares authorized; 92,197 and 90,903 shares issued, respectively	922	909
Paid-in capital	462,953	408,413
Retained earnings	1,168,285	956,867
Unearned compensation	(17)	(269)
Accumulated other comprehensive income	203	183

	1,632,346	1,366,103

Less cost of common shares in treasury; 8,913 shares and 7,561 shares, respectively	(390,929)	(304,919)

Total shareholders’ equity	1,241,417	1,061,184

Total liabilities and shareholders’ equity	$1,520,935	$1,311,632

The accompanying notes are an integral part of the consolidated financial statements.

CDW CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	Years Ended December 31,
	2004	2003	2002

Net sales	$5,737,774	$4,664,616	$4,264,579
Cost of sales	4,867,650	3,990,824	3,700,744

Gross profit	870,124	673,792	563,835

Selling and administrative expenses	386,563	325,205	261,611
Net advertising expense	90,802	64,129	4,046

Income from operations	392,759	284,458	298,178

Interest income	8,968	7,225	9,548
Other expense, net	(1,867)	(2,119)	(1,529)

Income before income taxes	399,860	289,564	306,197

Income tax provision	158,415	114,378	120,948

Net income	$241,445	$175,186	$185,249

Earnings per share:
Basic	$2.90	$2.10	$2.18

Diluted	$2.79	$2.03	$2.10

Weighted-average number of common shares outstanding:
Basic	83,391	83,329	84,862

Diluted	86,552	86,175	88,296

Dividends per share	$0.36	$0.30	$0.00

The accompanying notes are an integral part of the consolidated financial statements.

CDW CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)

							Accumulated
	Total						Other
	Shareholders’	Common	Paid-in	Retained	Unearned	Treasury	Comprehensive	Comprehensive
	Equity	Shares	Capital	Earnings	Compensation	Shares	Income	Income

Balance at December 31, 2001	$778,657	$885	$258,708	$621,299	$(1,931)	$(100,304)	$—

MPK Restricted Stock Plan forfeitures	—	—	(22)	—	22	—	—

Amortization of unearned compensation	1,072	—	—	—	1,072	—	—

Exercise of stock options	17,837	12	17,825	—	—	—	—

Tax benefit from stock option and restricted stock transactions	69,543	—	69,543	—	—	—	—

Purchase of treasury shares	(128,291)	—	—	—	—	(128,291)	—

Net income	185,249	—	—	185,249	—	—	—	$185,249

Net unrealized gains on marketable securities	3	—	—	—	—	—	3	3

Comprehensive income								$185,252

Balance at December 31, 2002	924,070	897	346,054	806,548	(837)	(228,595)	3

Amortization of unearned compensation	568	—	—	—	568	—	—

Exercise of stock options	22,878	11	22,867	—	—	—	—

Issuance of common stock in connection with Employee Stock Purchase Plan	3,014	1	3,013	—	—	—	—

Tax benefit from stock option and restricted stock transactions	36,479	—	36,479	—	—	—	—

Purchase of treasury shares	(76,324)	—	—	—	—	(76,324)	—

Cash dividends	(24,867)	—	—	(24,867)	—	—	—

Net income	175,186	—	—	175,186	—	—	—	$175,186

Net unrealized (losses) on marketable securities	(3)	—	—	—	—	—	(3)	(3)

Foreign currency translation adjustment	183	—	—	—	—	—	183	183

Comprehensive income								$175,366

Balance at December 31, 2003	1,061,184	909	408,413	956,867	(269)	(304,919)	183

Amortization of unearned compensation	252	—	—	—	252	—	—

Compensatory restricted stock grant	62	—	62	—	—	—	—

Exercise of stock options	30,348	12	30,336	—	—	—	—

Issuance of common stock in connection with Employee Stock Purchase Plan	4,518	1	4,517	—	—	—	—

Tax benefit from stock option and restricted stock transactions	19,625	—	19,625	—	—	—	—

Purchase of treasury shares	(86,010)	—	—	—	—	(86,010)	—

Cash dividends	(30,027)	—	—	(30,027)	—	—	—

Net income	241,445	—	—	241,445	—	—	—	$241,445

Net unrealized (losses) on marketable securities	(237)	—	—	—	—	—	(237)	(237)

Foreign currency translation adjustment	257	—	—	—	—	—	257	257

Comprehensive income								$241,465

Balance at December 31, 2004	$1,241,417	$922	$462,953	$1,168,285	$(17)	$(390,929)	$203

The accompanying notes are an integral part of the consolidated financial statements.

CDW CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2004	2003	2002
Cash flows from operating activities:
Net income	$241,445	$175,186	$185,249
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,998	15,135	15,564
Accretion of marketable securities	392	1,031	699
Stock-based compensation expense	314	568	1,072
Allowance for doubtful accounts	(167)	(789)	1,000
Deferred income taxes	2,217	1,773	(1,446)
Tax benefit from stock option and restricted stock transactions	19,625	36,479	69,543
Minority interest	446	—	—
Gain on sale of investment in CDW Leasing, LLC	(287)	—	—

Changes in assets and liabilities, net of assets acquired:
Accounts receivable	(135,868)	(105,723)	(15,679)
Miscellaneous receivables and other assets	1,208	(12,180)	(5,391)
Merchandise inventory	(29,332)	(17,025)	(31,668)
Prepaid expenses	(2,907)	218	(757)
Accounts payable	55,953	8,501	(390)
Accrued compensation	1,932	5,476	4,944
Accrued income taxes and other expenses	12,237	16,768	8,668

Net cash provided by operating activities	184,206	125,418	231,408

Cash flows from investing activities:
Purchases of available-for-sale securities	(464,790)	(244,725)	(303,567)
Redemptions of available-for-sale securities	391,475	244,740	358,142
Purchases of held-to-maturity securities	(174,030)	(362,219)	(298,786)
Redemptions of held-to-maturity securities	131,832	368,709	144,445
Investment in and advances to joint venture	—	(118)	(8,956)
Repayment of advances from joint venture	—	3,500	9,510
Purchase of property and equipment	(22,113)	(11,380)	(10,579)
Purchase of selected U.S. assets of Micro Warehouse	—	(20,000)	—
Purchase of Canadian operations of Micro Warehouse	—	(2,744)	—
Consolidation of joint venture	—	2,254	—
Sale of investment in CDW Leasing, LLC, net of cash sold	(2,321)	—	—

Net cash used in investing activities	(139,947)	(21,983)	(109,791)

Cash flows from financing activities:
Purchase of treasury shares	(86,010)	(76,324)	(128,291)
Proceeds from exercise of stock options	30,348	22,879	17,837
Issuance of common stock in connection with Employee Stock Purchase Plan	4,518	3,013	—
Dividends paid	(30,027)	(24,867)	—
Change in book overdrafts	(36,966)	36,966	—

Net cash used in financing activities	(118,137)	(38,333)	(110,454)

Effect of exchange rate changes on cash and cash equivalents	257	183	—

Net (decrease)/increase in cash	(73,621)	65,285	11,163

Cash and cash equivalents – beginning of period	222,425	157,140	145,977

Cash and cash equivalents – end of period	$148,804	$222,425	$157,140

Supplementary disclosure of cash flow information:
Taxes paid	$134,769	$80,614	$42,684

The accompanying notes are an integral part of the consolidated financial statements.

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of CDW Corporation and our wholly-owned subsidiaries. All intercompany transactions and accounts are eliminated in consolidation. As described in Note 13, one of our wholly-owned subsidiaries, CDW Capital Corporation (“CDWCC”), owned a 50 percent interest in CDW Leasing, LLC (“CDW-L”) until CDWCC sold its interest in CDW-L effective August 1, 2004. In accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities, an interpretation of ARB 51,” we consolidated CDW-L beginning on December 31, 2003.

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

Inventory valuation. Inventory is valued at the lower of cost or market value. We decrease the value of inventory for estimated obsolescence equal to the difference between the cost of inventory and the estimated market value, based upon an aging analysis of the inventory on hand, specifically known inventory-related risks, and assumptions about future demand and market conditions. If future demand or actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

Vendor transactions. We receive incentives from vendors related to cooperative advertising allowances, volume rebates, bid programs, price protection and other programs. These incentives generally relate to written agreements with specified performance requirements with the vendors and are recorded as adjustments to cost of sales or net advertising expense, as appropriate. Vendors may change the terms of some or all of these programs which could have an impact on our results of operations.

Loss contingencies. We accrue for contingent obligations when a loss is probable and the amount can be reasonably estimated. As facts concerning contingencies become known, we reassess our position and make appropriate adjustments to the financial statements.

Intangible assets. We have purchased intangible assets, such as customer lists, which have finite lives. These intangible assets are amortized over the estimated economic lives, generally seven years.

Reclassifications

Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation.

Earnings Per Share

We calculate earnings per share in accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share” (“SFAS 128”). Accordingly, we have disclosed earnings per share calculated using both the basic and diluted methods for all periods presented. A reconciliation of basic and diluted per share computations is included in Note 11.

Cash and Cash Equivalents

Cash and cash equivalents include all deposits in banks and short-term, highly liquid investments that are readily convertible to known amounts of cash and are so near maturity that there is insignificant risk of changes in value due to interest rate changes.

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

Our marketable securities are concentrated in securities of the U.S. Government, U.S. Government agencies and municipal bonds. Such investments are supported by the financial stability and credit standing of the U.S. Government or applicable U.S. Government agency or municipality.

Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. As previously discussed in this footnote, the allowance for doubtful accounts is our best estimate of losses resulting from the inability of our customers to make required payments.

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

Classification	Estimated Useful Lives
Machinery and equipment	5 to 15 years
Building and leasehold improvements	5 to 15 years
Computer and data processing equipment	2 to 3 years
Computer software	3 to 5 years
Furniture and fixtures	5 years

Revenue Recognition

We record revenues from sales transactions when both risk of loss and title to products sold pass to the customer. Our shipping terms dictate that the passage of title occurs upon receipt of products by the customer. The majority of our revenues relate to physical products and are recognized on a gross basis with the selling price to the customer recorded as net sales and the acquisition cost of the product recorded as cost of sales. At the time of sale, we also record an estimate for sales returns based on historical experience. Software assurance products, third party services and extended warranties that we sell (for which we are not the primary obligor) are recognized on a net basis in accordance with SEC Staff Accounting Bulletin No. 104, “Revenue Recognition” and Emerging Issues Task Force 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent.” Accordingly, such revenues are recognized in net sales either at the time of sale or over the contract period, based on the nature of the contract, at the net amount retained by us, with no cost of sales. In accordance with EITF 00-10, “Accounting for Shipping and Handling Fees and Costs,” we record freight billed to our customers as net sales and the related freight costs as a cost of sales. Vendor rebates are recorded when earned as a reduction of cost of sales. Price protection is recorded when earned as a reduction to cost of sales or merchandise inventory, as applicable.

Advertising

Advertising costs are charged to expense in the period incurred. Cooperative reimbursements from vendors are recorded in the period the related advertising expenditure is incurred. The following table summarizes advertising costs and cooperative reimbursements for the years ended December 31, 2004, 2003 and 2002, respectively (in thousands):

	2004	2003	2002
Gross advertising expenses	$99,791	$91,963	$89,079
Less cooperative reimbursements	(8,989)	(27,834)	(85,033)

Net advertising expenses	$90,802	$64,129	$4,046

Cooperative reimbursements are lower in 2004 and 2003 than in prior years as $91.3 and $60.9 million of vendor consideration which would have previously been classified as cooperative reimbursements were classified as a reduction of cost of sales due to the adoption of Emerging Issues Task Force (“EITF”) Issue No. 02-16, “Accounting for Consideration Received from a Vendor by a Customer (Including a Reseller of the Vendor’s Products)” (“EITF 02-16”) on January 1, 2003.

Stock-Based Compensation

At December 31, 2004, we had several stock-based employee compensation plans, which are described more fully in Note 10. In accordance with Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), we account for our stock-based compensation programs according to the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Accordingly, compensation expense is recognized to the extent of employee or director services rendered based on the intrinsic value of compensatory options or shares granted under the plans. The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation for the years ended December 31, 2004, 2003 and 2002, respectively (in thousands, except per share amounts):

	2004	2003	2002
Net income, as reported	$241,445	$175,186	$185,249

Add stock-based employee compensation expense included in reported net income, net of related tax effects	190	344	649

Deduct total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(26,795)	(24,709)	(26,123)

Pro forma net income	$214,840	$150,821	$159,775

Basic earnings per share, as reported	$2.90	$2.10	$2.18
Diluted earnings per share, as reported	$2.79	$2.03	$2.10

Pro forma basic earnings per share	$2.58	$1.81	$1.88
Pro forma diluted earnings per share	$2.47	$1.75	$1.81

Fair Value of Financial Instruments

We estimate that the fair market value of all of our financial instruments at December 31, 2004 and 2003 are not materially different from the aggregate carrying value due to the short-term nature of these instruments or the nature of the underlying securities.

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

3.	Recently Issued or Newly Adopted Accounting Standards

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS 123R”), which requires the Company to measure all share-based payments to coworkers under our stock-based compensation plans using a fair-value-based method and record compensation expense related to these payments in our consolidated financial statements. SFAS 123R is effective for the first interim or annual period beginning after June 15, 2005, therefore, we are required to adopt SFAS 123R in the third quarter of 2005. The pro forma disclosures previously required under SFAS 123 will no longer be an alternative to financial statement recognition. Note 2 presents pro forma net income and earnings per share amounts as if we had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation, which would have reduced reported diluted earnings per share by $0.32, $0.28 and $0.29 for the years ended December 31, 2004, 2003 and 2002, respectively. We are currently evaluating the requirements of SFAS 123R and have not yet determined whether the adoption of SFAS 123R will result in compensation expense of an amount similar to the current pro forma disclosures under SFAS 123. We intend to use the modified prospective application transition method, which allows for prospective recognition of compensation expense without restatement of prior interim periods in the year of adoption.

Emerging Issues Task Force (“EITF”) Issue No. 02-16, “Accounting for Consideration Received from a Vendor by a Customer (Including a Reseller of the Vendor’s Products)” (“EITF 02-16”) became effective for the Company on January 1, 2003. EITF 02-16 requires that consideration received from vendors, such as advertising support funds, be accounted for as a reduction to cost of sales when recognized in the reseller’s income statement unless certain conditions are met showing that the funds are used for a specific program entirely funded by an individual vendor. If these specific requirements related to individual vendors are met, the consideration is accounted for as a reduction in the related expense category, such as advertising or selling and administrative expense. EITF 02-16 applies to all agreements modified or entered into on or after January 1, 2003. As a result of adopting EITF 02-16, we recorded $95.4 and $62.7 million of vendor consideration as a reduction of cost of sales during the years ended December 31, 2004 and 2003, respectively. Adopting EITF 02-16 had no impact on our income from operations, as the vendor consideration recorded as a reduction of cost of sales would previously have been recorded as a reduction of advertising expense and selling and administrative expense.

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB 51” (“FIN 46”). In December 2003, the FASB issued a revised version of FIN 46, FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities, an interpretation of ARB 51” (“FIN 46R”), to clarify some of the provisions of FIN 46 and to exempt certain entities from its requirements. FIN 46R requires that the assets, liabilities and results of the activity of variable interest entities be consolidated into the financial statements of the company that has the controlling financial interest. FIN 46R also provides the framework for determining whether a variable interest entity should be consolidated based on voting interests or significant financial support provided to it. FIN 46R was effective for the Company on February 1, 2003 for variable interest entities created after January 31, 2003. For variable interest entities or potential variable interest entities commonly referred to as special-purpose entities created prior to February 1, 2003, the FASB deferred the implementation date of FIN 46R to the period ending after December 15, 2003. For potential variable interest entities that are not special-purpose entities, FIN 46R was effective for the period ending after March 15, 2004. In accordance with FIN 46R, the assets and liabilities of CDW-L were consolidated into our balance sheet as of December 31, 2003, and we recorded a minority interest for our partner’s 50% interest in CDW-L. We consolidated approximately $7.8 million and $3.4 million of assets and liabilities, respectively, from CDW-L that were classified primarily as miscellaneous receivables and accrued expenses at December 31, 2003. In a transaction that was effective August 1, 2004, we sold our 50 percent interest in CDW-L. CDW-L’s results of operations subsequent to December 31, 2003 and through the date of sale are included in our statement of income with a minority interest for our partner’s 50% interest in CDW-L reflected in other expense, net.

4.	Marketable Securities

The amortized cost and estimated fair values of our investments in marketable securities at December 31, 2004 and 2003 were (in thousands):

		Gross
		Unrealized
	Estimated	Holding		Amortized
Security Type	Fair Value	Gains	Losses	Cost
December 31, 2004
Available-for-sale:
Municipal bonds	$165,688	$—	$(237)	$165,925
Corporate fixed income securities	44,600	—	—	44,600

Total available-for-sale	210,288	—	(237)	210,525

Held-to-maturity:
U.S. Government and Government agency securities	236,938	—	(1,541)	238,479
Corporate fixed income securities	6,003	—	(49)	6,052

Total held-to-maturity	242,941	—	(1,590)	244,531

Total marketable securities	$453,229	$—	$(1,827)	$455,056

December 31, 2003
Available-for-sale:
Municipal bonds	$112,600	$—	$—	$112,600
Corporate fixed income securities	24,600	—	—	24,600

Total available-for-sale	137,200	—	—	137,200

Held-to-maturity:
U.S. Government and Government agency securities	195,507	215	—	195,292
Municipal securities	1,005	—	(1)	1,006
Corporate fixed income securities	6,434	—	(3)	6,437

Total held-to-maturity	202,946	215	(4)	202,735

Total marketable securities	$340,146	$215	$(4)	$339,935

Estimated fair values of marketable securities are based on quoted market prices. The amortized cost and estimated fair value of our investments in marketable securities at December 31, 2004 and 2003 by contractual maturity were (in thousands):

	Estimated	Amortized
	Fair Value	Cost
December 31, 2004
Due in one year or less	$328,613	$329,393
Due in greater than one year	124,616	125,663

Total investments in marketable securities	$453,229	$455,056

December 31, 2003
Due in one year or less	$175,316	$175,210
Due in greater than one year	164,830	164,725

Total investments in marketable securities	$340,146	$339,935

As of December 31, 2004 all of the marketable securities that are due after one year have maturity dates prior to December 1, 2006.

The gross unrealized holding gains and losses on available-for-sale securities are recorded as accumulated other comprehensive income, which is reflected as a separate component of shareholders’ equity. The gross realized gains and losses on marketable securities that are included in other expense in the Consolidated Statements of Income are not material.

5.	Property and Equipment

Property and equipment consists of the following (in thousands):

	December 31,
	2004	2003
Land	$10,367	$10,367
Machinery and equipment	38,215	35,395
Building and leasehold improvements	33,519	31,836
Computer and data processing equipment	36,501	30,215
Computer software	22,658	14,588
Furniture and fixtures	10,411	8,392
Construction in progress	3,145	2,361

Total property and equipment	154,816	133,154
Less accumulated depreciation	86,221	70,831

Net property and equipment	$68,595	$62,323

We own approximately 45 acres of land at our Vernon Hills, Illinois headquarters site, of which approximately 11 acres are vacant.

6.	Financing Arrangements

We have an aggregate $70 million available pursuant to two $35 million unsecured lines of credit with two financial institutions. One line of credit expires in June 2005, at which time we intend to renew the line, and the other does not have a fixed expiration date. Borrowings under the first credit facility bear interest at the prime rate less 2.5%, LIBOR plus 0.5% or the federal funds rate plus 0.5%, as determined by the Company. Borrowings under the second credit facility bear interest at the prime rate less 2.5%, LIBOR plus 0.45% or the federal funds rate plus 0.45%, as determined by the Company. At December 31, 2004, there were no borrowings under either of the credit facilities.

7.	Trade Financing Agreements

We have entered into security agreements with certain financial institutions in order to facilitate the purchase of inventory from various suppliers under certain terms and conditions. The agreements allow for a maximum credit line of $70.0 million collateralized by inventory purchases financed by the financial institutions. At December 31, 2004 and 2003 we owed the financial institutions approximately $29.3 million and $19.6 million, respectively, which is included in trade accounts payable.

8.	Operating Leases and Exit Costs

We are obligated under various operating lease agreements, for sales office facilities that generally provide for minimum rent payments and a proportionate share of operating expenses and property taxes and include certain renewal and expansion options.

For the years ended December 31, 2004, 2003 and 2002, rent expense was $13.8 million, $11.3 million and $9.8 million, respectively. Future minimum lease payments are as follows (in thousands):

Years Ended December 31,	Amount
2005	$7,268
2006	7,996
2007	8,288
2008	8,493
2009	8,691
Thereafter	13,417

Total future minimum lease payments	$54,153

In 1996, we recorded a $4.0 million pre-tax charge to operating results for exit costs relating to our leased Buffalo Grove, Illinois facility. The exit costs consisted primarily of the estimated cost to the Company of subleasing the vacated facility, including holding costs, the estimated costs of restoring the building to its original condition and certain asset write-offs resulting from the relocation. During 2004, 2003 and 2002, we charged approximately $167,000, $898,000 and $764,000 against the exit accrual, respectively. These amounts include cash payments for rent, real estate taxes and restoration, net of sublease payments.

We discontinued use of the Buffalo Grove facility in the fourth quarter of 2002 and sales personnel were relocated to the Mettawa, Illinois office. The Buffalo Grove lease term expired in December 2003. We completed the restoration of the facility during 2004.

9.	Income Taxes

Pretax income from continuing operations for the years ended December 31, 2004, 2003 and 2002 was taxed under the following jurisdictions (in thousands):

	2004	2003	2002
Domestic	$400,585	$289,641	$306,197
Foreign	(725)	(77)	—

Total	$399,860	$289,564	$306,197

Components of the provision (benefit) for income taxes for the years ended December 31, 2004, 2003 and 2002 consist of (in thousands):

	2004	2003	2002
Current:
Federal	$128,527	$91,361	$101,449
State	27,671	21,244	20,945

Total current	156,198	112,605	122,394
Deferred	2,217	1,773	(1,446)

Provision for income taxes	$158,415	$114,378	$120,948

The current income tax liabilities for 2004, 2003 and 2002 were reduced by $19.6 million, $36.5 million and $69.5 million, respectively, for tax benefits recorded directly to paid-in capital relating to the exercise and vesting of shares pursuant to the CDW Stock Option Plan, the MPK Stock Option Plan and the MPK Restricted Stock Plan as described in Note 10.

The reconciliation between the statutory tax rate expressed as a percentage of income before income taxes and the actual effective tax rate for the years ended December 31, 2004, 2003 and 2002 is as follows (dollars in thousands):

	2004		2003		2002
Statutory federal income tax rate	$139,951	35.0%	$101,347	35.0%	$107,169	35.0%
State taxes, net of federal benefit	18,268	4.6	13,921	4.8	13,411	4.4
Change in valuation allowance	290	0.0	31	0.0	—	0.0
Other	(94)	0.0	(921)	(0.3)	368	0.1

Effective tax rates	$158,415	39.6%	$114,378	39.5%	$120,948	39.5%

The tax effect of temporary differences that give rise to the net deferred income tax asset at December 31, 2004 and 2003 is presented below (in thousands):

	2004	2003
Assets:
Accounts receivable	$4,142	$4,824
Payroll and benefits	7,184	5,399
Employee stock plans	3,118	4,110
Merchandise inventory	860	1,467
Accrued expenses	1,531	457
Exit charge	—	130
Loss carryforwards	321	31
Other	1,454	638

Gross deferred assets	18,610	17,056

Liabilities:
Property and equipment	4,019	538

Gross deferred liabilities	4,019	538

Deferred tax asset valuation allowance	321	31

Net deferred tax asset	$14,270	$16,487

The portion of the net deferred tax asset relating to employee stock plans results primarily from the compensatory stock option grants under the CDW Stock Option Plans. Compensation expense related to these plans is deductible for income tax purposes in the year the options are exercised.

The net operating loss in Canada of $0.8 million may be carried forward to 2010-2011.

10.	Stock-Based Compensation

CDW Stock Option Plans

We have established certain stock-based compensation plans for the benefit of our directors and coworkers. Pursuant to these plans, as of December 31, 2004, we have reserved a total of 5,017,658 common shares for future stock option grants. The plans generally include vesting requirements from one to 10 years and option lives of up to 10 years. Options may be granted at exercise prices ranging from $0.01 to the market price of the common stock at the date of grant.

Option activity for the years ended December 31, 2002, 2003 and 2004 was as follows:

		Weighted-Average
	Shares	Exercise Price	Options Exercisable

Balance at January 1, 2002	12,648,876	$24.01	1,300,460

Options granted	1,169,464	55.15	—
Options exercised	(1,203,031)	15.45	—
Options forfeited	(1,235,600)	28.11	—

Balance at December 31, 2002	11,379,709	27.79	1,803,103

Options granted	1,282,434	43.49	—
Options exercised	(1,228,854)	21.07	—
Options forfeited	(505,140)	29.09	—

Balance at December 31, 2003	10,928,149	30.33	2,462,206

Options granted	1,386,765	66.64	—
Options exercised	(1,304,965)	27.17	—
Options forfeited	(288,413)	38.18	—

Balance at December 31, 2004	10,721,536	$35.19	3,228,679

For the years ended December 31, 2004, 2003 and 2002, the weighted-average fair value of options granted was as follows:

	2004	2003	2002
Exercise price equals market price at time of grant	$34.85	$23.74	$30.82
Exercise price is less than market price at time of grant (1)	$15.38	$11.75	$—

(1) Relates to the Employee Stock Purchase Plan, whereby eligible coworkers may purchase our common stock at less than market prices. The Employee Stock Purchase Plan is discussed in more detail later in this footnote.

The following table summarizes the status of outstanding stock options as of December 31, 2004:

	Options Outstanding			Options Exercisable
		Weighted-
		Average
		Remaining	Weighted-		Weighted-
	Number of	Contractual	Average	Number of	Average
Range of	Options	Life (in	Exercise	Options	Exercise
Exercise Prices	Outstanding	years)	Price	Exercisable	Price

$0.003 - 0.01	203,548	16.2	$0.01	—	$—

$ 5.68 - 6.75	41,217	10.8	$6.54	41,217	$6.54

$10.00 - 14.83	1,750,154	12.5	$13.68	730,222	$13.82

$16.20 - 23.99	1,342,131	14.0	$23.98	403,328	$23.99

$24.31 - 34.52	1,525,887	14.3	$26.49	320,326	$28.59

$36.62 – 54.75	3,875,430	9.2	$39.93	1,495,776	$38.70

$54.97 – 68.00	1,983,169	8.5	$63.42	237,810	$55.83

$0.003 – 68.00	10,721,536	11.1	$35.19	3,228,679	$31.08

Had we elected to apply the provisions of SFAS 123 regarding recognition of compensation expense to the extent of the calculated fair value of stock options, reported net income and earnings per share would have been reduced as follows (in thousands, except per share amounts):

	2004	2003	2002

Net income, as reported	$241,445	$175,186	$185,249

Add stock-based employee compensation expense included in reported net income, net of related tax effects	190	344	649

Deduct total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(26,795)	(24,709)	(26,123)

Pro forma net income	$214,840	$150,821	$159,775

Basic earnings per share, as reported	$2.90	$2.10	$2.18
Diluted earnings per share, as reported	$2.79	$2.03	$2.10

Pro forma basic earnings per share	$2.58	$1.81	$1.88
Pro forma diluted earnings per share	$2.47	$1.75	$1.81

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

For purposes of the SFAS 123 pro forma net income and earnings per share calculations, the fair value of each option grant is estimated as of the date of grant using the Black-Scholes option-pricing model. The weighted-average assumptions used in determining fair value as disclosed for SFAS 123 are shown in the following table:

	2004	2003	2002
Risk-free interest rate	3.2%	3.0%	4.4%
Dividend yield	0.6%	0.0%	0.0%
Option life (years)	5.0	5.0	5.0
Stock price volatility	58.8%	59.0%	61.2%

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

We filed a Registration Statement on Form S-3, which was effective in 1997, to modify the terms of the MPK Restricted Stock Plan and provide participants the option to accelerate the vesting on 25% of their shares in exchange for the extension of the vesting period on their remaining shares through January 1, 2003. Under the terms of this modification, participants who elected the acceleration were granted options by us equal to the number of shares which became vested with an exercise price of $14.75 per share, the market price of the stock on the acceleration date.

As of December 31, 2003, all of these shares were vested under the modified terms.

Tax Benefits

The exercise and vesting of shares pursuant to all stock-based compensation plans, including the MPK Stock Option Plan, MPK Restricted Stock Plan and the CDW Incentive Stock Option Plan, resulted in the realization by the Company of tax benefits of $20.7 million in 2004, $37.2 million in 2003, and $71.0 million in 2002, of which $1.1 million, $0.7 million, and $1.5 million, respectively, were previously recorded in deferred taxes. The incremental tax benefits of $19.6 million in 2004, $36.5 million in 2003 and $69.5 million in 2002 were recorded to paid-in capital.

Restricted Stock

On January 28, 2001, we granted a restricted stock award of 100,000 shares of common stock to our Chairman and Chief Executive Officer that will vest in equal annual installments on the first four anniversaries of the date of grant. Compensation expense related to this restricted stock award is recognized over the vesting period. As of December 31, 2004, 25,000 of such shares had not yet vested.

On November 10, 2004, we granted a restricted stock award of 1,000 shares of common stock to Stephan A. James in connection with his appointment to the Board of Directors under the 2004 Non-Employee Director Equity Compensation Plan. The fair market value of these shares as of the grant date was $62.43 per share.

Employee Stock Purchase Plan

On October 1, 2002, we established an Employee Stock Purchase Plan (“ESPP”) which provides that eligible coworkers may contribute up to 15% of their eligible compensation towards the quarterly purchase of our common stock. The coworkers’ purchase price is 85% of the lesser of the fair market value of the stock on the first business day or the last business day of the quarterly offering period. Coworkers may purchase shares having a fair market value of up to $25,000 (measured on the first day of the quarterly offering period for each calendar year) or 325 shares per quarter. No compensation expense is recorded in connection with the plan. The total number of shares issuable under the ESPP is 500,000. Under the ESPP, we issued 100,435 shares, 78,318 shares, and 20,300 shares to coworkers in 2004, 2003, and 2002, respectively.

11.	Earnings Per Share

At December 31, 2004, we had 83,284,754 outstanding common shares. We have granted options to purchase common shares to the directors and coworkers of the Company as discussed in Note 10. These options have a dilutive effect on the calculation of earnings per share. The following table is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations as required by SFAS 128 (in thousands, except per share amounts):

	Years Ended December 31,
	2004	2003	2002
Basic earnings per share:
Income available to common shareholders (numerator)	$241,445	$175,186	$185,249

Weighted-average common shares outstanding (denominator)	83,391	83,329	84,862

Basic earnings per share	$2.90	$2.10	$2.18

Diluted earnings per share:
Income available to common shareholders (numerator)	$241,445	$175,186	$185,249

Weighted-average common shares outstanding	83,391	83,329	84,862
Effect of dilutive securities:
Options on common stock	3,161	2,846	3,434

Total common shares and dilutive securities (denominator)	86,552	86,175	88,296

Diluted earnings per share	$2.79	$2.03	$2.10

Additional options to purchase common shares were outstanding during the years ended December 31, 2004 and 2003 but were not included in the computation of diluted earnings per share because the exercise prices of these options were greater than the average market price of common shares during the respective periods. The following table summarizes the weighted-average number, and the weighted-average exercise price, of those options which were excluded from the calculation:

	Years Ended December 31,
	2004	2003
Weighted-average number of options (in 000’s)	1,091	987
Weighted-average exercise price	$68.00	$55.69

12.	Profit Sharing and 401(k) Plan

We have a profit sharing plan that includes a salary reduction feature established under the Internal Revenue Code Section 401(k) covering substantially all employees. Company contributions to the profit sharing plan are made in cash and determined at the discretion of the Board of Directors. For the years ended December 31, 2004, 2003 and 2002, amounts charged to expense for this plan totaled $5.5 million, $3.1 million, and $4.5 million, respectively.

13.	Leasing Joint Venture

CDW-L was a joint venture that was 50 percent owned by each of CDWCC, a wholly-owned subsidiary of the Company, and First Portland Corporation (“FIRSTCORP”), an unrelated third party leasing company. In a transaction that was effective August 1, 2004, CDWCC sold its 50 percent interest in CDW-L to FIRSTCORP for $2.7 million. The sale of $2.4 million of net assets, including $5.0 million in cash, resulted in a gain of $0.3 million which is included in income from operations.

In accordance with FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities, an interpretation of ARB 51,” we consolidated CDW-L on December 31, 2003. CDW-L’s results of operations subsequent to December 31, 2003 and through the date of sale are included in our statement of income with a minority interest for FIRSTCORP’s 50 percent interest in this joint venture reflected in other expense, net. CDW-L had a $40 million financing commitment from a financial institution, of which $1.5 million was outstanding at December 31, 2003. During the first quarter of 2004, the balance of $1.5 million was repaid and the financing commitment was terminated.

14.	Contingencies

On September 9, 2003, CDW completed the purchase of certain assets of Bridgeport Holdings, Inc., Micro Warehouse, Inc., Micro Warehouse, Inc. of Ohio, and Micro Warehouse Gov/Ed, Inc. (collectively, “Micro Warehouse”). On September 10, 2003, Micro Warehouse filed voluntary petitions for relief under chapter 11 of title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (Case No. 03-12825). On January 20, 2004, the Official Committee of Unsecured Creditors (the “Committee”) appointed in the Micro Warehouse bankruptcy proceedings filed a motion with the court seeking the production of certain documents for review and certain representatives of CDW for depositions. On February 12, 2004, the Bankruptcy Court entered an order approving a stipulation between the Committee and CDW whereby CDW consented to the Committee’s production requests. Pursuant to the stipulation, CDW produced the requested documents and certain CDW representatives were deposed. In a subsequent filing with the Bankruptcy Court, the Committee stated its belief that the Micro Warehouse estate has a claim against CDW for a transfer of assets for less than reasonably equivalent value arising from the sale of such assets to CDW. The Bankruptcy Court confirmed a plan of distribution with respect to Micro Warehouse which became effective on October 14, 2004. In connection therewith, any such claim that the estate had against CDW was transferred to the Bridgeport Holdings, Inc. Liquidating Trust (the “Liquidating Trust”). On March 3, 2005, the Liquidating Trust filed a civil claim against CDW in the United States Bankruptcy Court for the District of Delaware. The Liquidating Trust alleges that CDW did not pay reasonably equivalent value for the assets it acquired from Micro Warehouse and seeks to have CDW’s purchase of Micro Warehouse set aside and an amount of damages, to be determined at trial, paid to it. CDW believes that it paid reasonably equivalent value for the assets it acquired from Micro Warehouse and believes that the outcome of this claim will not have a material adverse effect on CDW’s financial condition. It is not possible for CDW to estimate a range of possible loss that could result from this litigation.

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

In addition, CDW is party to legal proceedings that arise from time to time, both with respect to specific transactions, such as the purchase of certain assets from Micro Warehouse described above, and in the ordinary course of our business. We do not believe that any currently pending or threatened litigation will have a material adverse effect on our financial position. Litigation, however, involves uncertainties and it is possible that the eventual outcome of litigation could adversely affect our results of operations for a particular period.

15.	Segment Information

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

Certain elements of gross margin and operating expenses are subject to intercompany service agreements which provide for, among other things, a mark-up on intercompany sales and allocation of indirect expenses such as occupancy, operations and other support, payroll, training and benefits. The table below presents information about our reportable segments:

	Year Ended December 31, 2004 (in 000’s)
	Corporate	Public Sector	Eliminations	Consolidated

External customer sales	$4,407,339	$1,330,435	$—	$5,737,774

Transfers between segments	1,259,812	—	(1,259,812)	—

Total net sales	$5,667,151	$1,330,435	$(1,259,812)	$5,737,774

Income from operations	$354,119	$38,640	$—	$392,759

Net interest income and other expense				7,101

Income before income taxes				$399,860

Total assets	$1,454,141	$194,700	$(127,906)	$1,520,935

	Year Ended December 31, 2003 (in 000’s)
	Corporate	Public Sector	Eliminations	Consolidated

External customer sales	$3,575,483	$1,089,133	$—	$4,664,616

Transfers between segments	1,030,704	—	(1,030,704)	—

Total net sales	$4,606,187	$1,089,133	$(1,030,704)	$4,664,616

Income from operations	$256,557	$27,901	$—	$284,458

Net interest income and other expense				5,106

Income before income taxes				$289,564

Total assets	$1,309,970	$175,034	$(173,372)	$1,311,632

	Year Ended December 31, 2002 (in 000’s)
	Corporate	Public Sector	Eliminations	Consolidated

External customer sales	$3,399,118	$865,461	$—	$4,264,579

Transfers between segments	823,086	—	(823,086)	—

Total net sales	$4,222,204	$865,461	$(823,086)	$4,264,579

Income from operations	$281,911	$16,267	$—	$298,178

Net interest income and other expense				8,019

Income before income taxes				$306,197

Total assets	$1,034,795	$64,348	$(3,479)	$1,095,664

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

No single customer accounted for more than 1% of net sales in fiscal years 2004, 2003 or 2002. During 2004, approximately 1% of our sales were to customers outside of the continental United States, primarily in Canada.

16.	Share Repurchase Programs

In January 2001, our Board of Directors authorized the purchase of up to 5,000,000 shares of our common stock. From January 2001 though September 2002, we purchased the 5,000,000 shares authorized to be repurchased at a total cost of $204.6 million (an average price of $40.92 per share).

In July 2002, our Board of Directors authorized a share repurchase program of up to 2,500,000 shares of our common stock. This repurchase program was completed during March 2004. Under this repurchase program, we purchased 139,200 shares of our common stock at a total cost of $9.3 million (an average price of $66.83 per share) during 2004. From July 2002 through March 2004, we purchased the 2,500,000 shares authorized to be repurchased at a total cost of $107.5 million (an average price of $42.99 per share).

In July 2003, our Board of Directors authorized another share repurchase program of up to 2,500,000 shares of our common stock. We purchased shares under this repurchase program from March 2004 until the authorization of the new repurchase program in July 2004 as described below. Under this repurchase program, we purchased 1,011,800 shares of our common stock at a total cost of $64.9 million (an average price of $64.15 per share) during 2004.

In July 2004, our Board of Directors authorized a new share repurchase program of 3,988,200 shares of our common stock, comprised of 1,488,200 shares previously authorized for repurchase under the July 2003 program and authorization to repurchase an additional 2,500,000 shares. These purchases may be made from time to time in both open market and private transactions, as conditions warrant. This new repurchase program is expected to remain in effect through July 2006, unless earlier terminated by the Board or completed. Under this repurchase program, we purchased 201,300 shares of our common stock at a total cost of $11.8 million (an average price of $58.64 per share) during 2004.

Repurchased shares are held in treasury pending use for general corporate purposes, including issuances under various employee stock plans.

17.	Public Offering of Common Shares

In March 2002, Gregory C. Zeman, former director and vice chairman of the Company, sold a total of 2,000,000 shares of common stock at a price of $48.00 per share. We did not receive any proceeds from the sale of shares and the number of outstanding common shares was not impacted. The shares sold by Mr. Zeman were acquired from Michael P. Krasny, the chairman emeritus, principal shareholder and a director of the Company, through the exercise of options previously granted to Mr. Zeman pursuant to the MPK Stock Option Plan. The exercise of options by Mr. Zeman resulted in the realization by the Company of an income tax benefit of approximately $37.9 million in 2002, of which approximately $0.4 million had been previously recorded to deferred taxes. We recorded the incremental tax benefit of $37.5 million as an increase to paid-in capital. In addition, we recorded incremental payroll tax expense related to the option exercise of approximately $1.4 million, which reduced diluted earnings per share in 2002 by approximately $0.01 per share.

In May 2003, Mr. Zeman and Daniel B. Kass, former director and executive vice president of the Company, sold a total of 1,108,864 shares of common stock. We did not receive any proceeds from the sale of shares and the number of outstanding common shares was not impacted. The shares sold by Mr. Zeman and Mr. Kass were acquired from Mr. Krasny through the exercise of options previously granted to them pursuant to the MPK Stock Option Plan. The exercise of options by Mr. Zeman and Mr. Kass resulted in the realization by the Company of an income tax benefit of approximately $17.7 million in 2003, of which approximately $0.3 million had been previously recorded to deferred taxes. We recorded the incremental tax benefit of $17.4 million as an increase to paid-in capital. In addition, we recorded incremental payroll tax expense related to the option exercise of approximately $0.7 million, which reduced diluted earnings per share in 2003 by less than $0.01 per share.

18.	Micro Warehouse Transactions

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

During the year ended December 31, 2003, we recorded $22.3 million of transaction and integration expenses associated with these transactions. These expenses were primarily comprised of severance and outplacement costs, payroll expenses for former Micro Warehouse employees performing transition services, customer satisfaction expenses, customer communications and advertising expenses, legal and accounting advisory fees and a reserve established for the equipment in a Wilmington, Ohio distribution center leased by Micro Warehouse as discussed below. These expenses are included in cost of sales ($0.3 million), selling and administrative expenses ($20.2 million), net advertising expenses ($1.5 million) and other expense ($0.3 million) in the Consolidated Statements of Income in 2003.

During the year ended December 31, 2004, we recorded $3.9 million of transaction and integration expenses associated with these transactions. These expenses were primarily comprised of payroll expenses for former Micro Warehouse employees performing transition services, legal fees and an adjustment to the reserve established for the equipment in the Wilmington, Ohio distribution center leased by Micro Warehouse as discussed below. These expenses are included in selling and administrative expenses in the Consolidated Statements of Income in 2004.

In February 2004, we purchased the equipment in the Wilmington, Ohio distribution center leased by Micro Warehouse and forfeited leasing the facility in exchange for $8.25 million. During 2003, we recorded a $5.0 million reserve related to the purchased equipment in accordance with FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” At March 31, 2004, we increased this reserve by $2.0 million due to a change in the scenarios used in estimating the Company’s exposure. During the third quarter of 2004, substantially all of this equipment was liquidated at values in line with our expectations.

19.	Subsequent Event

In February 2005, we signed a lease for a new 513,240 square foot distribution center to be constructed in North Las Vegas, Nevada. We expect the new facility to be completed and operational by the end of 2005.

The lease agreement provides for an initial lease term of 15 years. The base rent per month to be paid by CDW under the lease agreement during the initial lease term is as follows:

Monthly Net Rent Per Square Foot of
Period	Rentable Area of the Leased Premises
Months 1-3	$0.000
Months 4-63	$0.375
Months 64-123	$0.425
Months 124-180	$0.481

In addition to the base rent, the lease agreement requires CDW to pay certain operating costs and taxes. Also, the lease agreement grants CDW the option to purchase the real property on which the distribution center will be located, including all buildings and improvements, for a purchase price of $29.5 million at any time during the first two years.

20.	Selected Quarterly Financial Data (Unaudited)

The following information is for the years ended December 31, 2004 and 2003 (in thousands, except per share data):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
December 31, 2004
Net sales	$1,336,689	$1,382,904	$1,511,054	$1,507,127
Gross profit	204,463	214,530	227,956	223,175
Income before income taxes	91,606	96,597	107,975	103,682
Net income	55,293	58,275	65,178	62,699
Earnings per share:
Basic	$0.66	$0.70	$0.78	$0.75
Diluted	$0.63	$0.67	$0.76	$0.73

December 31, 2003
Net sales	$1,017,619	$1,075,296	$1,222,785	$1,348,916
Gross profit	147,388	156,458	176,224	193,722
Income before income taxes	70,092	72,103	73,726	73,643
Net income	42,406	43,622	44,604	44,554
Earnings per share:
Basic	$0.51	$0.52	$0.54	$0.54
Diluted	$0.49	$0.51	$0.52	$0.51

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

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

Design and Evaluation of Internal Control Over Financial Reporting

     We have included Management’s Report on Internal Control Over Financial Reporting as part of this Annual Report on Form 10-K. This report, which is found on page 27 herein, contains management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004. The Company’s independent registered public accounting firm has audited management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004 and the effectiveness of our internal control over financial reporting as of December 31, 2004 as stated in its report which is included on page 28 herein.

Changes in Internal Control Over Financial Reporting

     There was no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended December 31, 2004 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

     None.

PART III

Item 10. Directors and Executive Officers of the Registrant.

     Except for the discussion in the following paragraph regarding the code of ethical conduct, the information required by this item regarding directors and executive officers is incorporated by reference from the discussion in our proxy statement (the “Proxy Statement”) for the 2005 Annual Meeting of Shareholders under the headings “Proposal 1 – Election of Directors;” “Corporate Governance;” “Shareholder Recommendations of Candidates for the Board of Directors;” “Compliance with Section 16(a) of the Securities Exchange Act of 1934;” and “Management.”

     We have adopted a code of ethical conduct for directors, executive officers and other senior financial personnel which is available on our Web site at CDW.com.

Item 11. Executive Compensation.

     The information required by this item is incorporated by reference from the discussion in our Proxy Statement under the headings “Director Compensation;” “Employment Related Agreements;” “Executive Compensation;” “Summary Compensation Table;” “Option Grants in 2004;” and “2004 Option Exercises and Fiscal Year-End Option Values.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

     The information required by this item is incorporated by reference from the discussion in our Proxy Statement under the headings “Stock Beneficially Owned by Directors, Certain Executive Officers and Our Largest Shareholders;” “Equity Compensation Plan Information;” “Employment Related Agreements;” and “Certain Arrangements with Other Executive Officers.”

Item 13. Certain Relationships and Related Transactions.

     The information required by this item is incorporated by reference from the discussion in our Proxy Statement under the headings “Certain Arrangements with Other Executive Officers;” and “Certain Transactions.”

Item 14. Principal Accounting Fees and Services.

     The information required by this item is incorporated by reference from the discussion in our Proxy Statement under the heading “Proposal 2 – Ratification of the Selection of Independent Registered Public Accounting Firm.”

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this report:

	1.	Financial Statements (See Index to Consolidated Financial Statements on page 26 of this Report);

	2.	Index to Financial Statement Schedule:	Page

		Schedule II — Valuation and Qualifying Accounts	S-1

All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or notes thereto.

3.	Exhibits required by Securities and Exchange Commission Regulation S-K, Item 601:

Exhibit	Description of Document

3(a)	Restated Articles of Incorporation of the Company, incorporated by reference from the exhibits filed with the Company’s Quarterly Report (000-21796) on Form 10-Q for the quarter ended June 30, 2003.
3(b)	Amended and Restated Bylaws of the Company, incorporated by reference from the exhibits filed with the Company’s Quarterly Report (000-21796) on Form 10-Q for the quarter ended March 31, 2004.
4(a)	Specimen of common stock certificate, incorporated by reference from the exhibits filed with the Company’s Annual Report (000-21796) on Form 10-K for the year ended December 31, 2003.
10(a)*	CDW Computer Centers, Inc. Employees’ Defined Contribution Retirement Plan and Trust, incorporated by reference from the exhibits filed with the Company’s Registration Statement (33-59802) on Form S-1 filed under the Securities Act of 1933 filed on May 11, 1993.
10(b)*	CDW Incentive Stock Option Plan, incorporated by reference from the exhibits filed with the Company’s Registration Statement (33-59802) on Form S-1 filed under the Securities Act of 1933 filed on May 11, 1993.
10(c)*	First Amendment to CDW Incentive Stock Option Plan, incorporated by reference from the exhibits filed with the Company’s Annual Report (000-21796) on Form 10-K for the year ended December 31, 1998.
10(d)*	MPK Restricted Stock Plan and Agreement, incorporated by reference from the exhibits filed with the Company’s Registration Statement (33-59802) on Form S-1 filed under the Securities Act of 1933 filed on May 11, 1993.
10(e)	Lease Agreement dated January 25, 1995 between the Company, as lessee, and IJM Management Limited Partnership, as agent for the owner, as lessor, relating to the premises located in Chicago, Illinois, incorporated by reference from the exhibits filed with the Company’s Quarterly Report (000-21796) on Form 10-Q for the quarter ended June 30, 1995.
10(f)*	CDW 1996 Incentive Stock Option Plan, incorporated by reference from the exhibits filed with the Company’s Registration Statement (333-20935) on Form S-3 filed under the Securities Act of 1933 on January 31, 1997.
10(g)*	First Amendment to CDW 1996 Incentive Stock Option Plan, incorporated by reference from the exhibits filed with the Company’s Annual Report (000-21796) on Form 10-K for the year ended December 31, 1998.
10(h)	Lease Agreement dated October 11, 1999 between the Company as Lessee and Solano Associates as Lessor relating to the office space located at 120 S. Riverside Plaza, Chicago, Illinois, incorporated by reference from the exhibits filed with the Company’s Quarterly Report (000-21796) on Form 10-Q for the quarter ended September 30, 1999.
10(i)	Lease Agreement dated June 19, 2000 between the Company as Lessee and Solano Associates as Lessor relating to the office space located at 10 S. Riverside Plaza, Chicago, Illinois, incorporated by reference from the exhibits filed with the Company’s Quarterly Report(000-21796) on Form 10-Q for the quarter ended June 30, 2000.
10(j)	Lease Agreement dated October 3, 2000 between the Company as Lessee and Hamilton Partners as Lessor relating to the office space located at Woodland Falls I, Mettawa, Illinois, incorporated by reference from the exhibits filed with the Company’s Quarterly Report

Exhibit	Description of Document

(000-21796) on Form 10-Q for the quarter ended September 30, 2000.
10(k)*	CDW 2000 Incentive Stock Option Plan, as amended through May 20, 2004, incorporated by reference from the exhibits filed with the Company’s Quarterly Report (000-21796) on Form 10-Q for the quarter ended June 30, 2004.
10(l)*	CDW Senior Management Incentive Plan, incorporated by reference from the exhibits accompanying the Company’s Notice of Annual Meeting of Shareholders and Proxy Statement filed March 31, 2000.
10(m)*	Employment Agreement dated as of January 28, 2001 between the Company and John A. Edwardson, incorporated by reference from the exhibits filed with the Company’s Annual Report (000-21796) on Form 10-K for the year ended December 31, 2000.
10(n)*	Transitional Compensation Agreement dated as of January 28, 2001 between the Company and John A. Edwardson, incorporated by reference from the exhibits filed with the Company’s Annual Report (000-21796) on Form 10-K for the year ended December 31, 2000.
10(o)*	Award Notice of Stock Option Grant dated as of January 28, 2001 between the Company and John A. Edwardson, incorporated by reference from the exhibits filed with the Company’s Annual Report (000-21796) on Form 10-K for the year ended December 31, 2000.
10(p)	Second Lease Amendment dated April 15, 2001 between the Company as Lessee and IJM Management Limited Partnership as Lessor relating to the retail sales space located at 317 West Grand Avenue, Chicago, Illinois, incorporated by reference from the exhibits filed with the Company’s Quarterly Report (000-21796) on Form 10-Q for the quarter ended June 30, 2001.
10(q)	Line of Credit Demand Note between the Company and Northern Trust Company dated July 25, 2001, incorporated by reference from the exhibits filed with the Company’s Quarterly Report (000-21796) on Form 10-Q for the quarter ended September 30, 2001.
10(r)*	CDW Compensation Protection Plan adopted as of December 10, 2002, applicable to the Company’s executive officers, incorporated by reference from the exhibits filed with the Company’s Annual Report (000-21796) on Form 10-K for the year ended December 31, 2002.
10(s)*	Form of Transitional Compensation Agreement, effective December 2002, entered into with each of the Company’s executive officers, incorporated by reference from the exhibits filed with the Company’s Annual Report (000-21796) on Form 10-K for the year ended December 31, 2002.
10(t)*	Form of Noncompetition Agreement, effective December 2002, entered into with each of the Company’s executive officers, incorporated by reference from the exhibits filed with the Company’s Annual Report (000-21796) on Form 10-K for the year ended December 31, 2002.
10(u)	CDW Employee Stock Purchase Plan, incorporated by reference from the exhibits accompanying the Company’s Definitive Proxy Statement filed April 16, 2002.
10(v)	Revolving Note between the Company and LaSalle National Bank dated June 30, 2004, incorporated by reference from the exhibits filed with the Company’s Quarterly Report (000-21796) on Form 10-Q for the quarter ended June 30, 2004.
10(w)*	2004 Non-Employee Director Equity Compensation Plan, incorporated by reference from the exhibits filed with the Company’s Quarterly Report (000-21796) on Form 10-Q for the quarter ended June 30, 2004.

Exhibit	Description of Document

10(x)*	Form of Stock Option Agreement for awards to coworkers under the CDW 2000 Incentive Stock Option Plan, incorporated by reference from the exhibits filed with the Company’s Quarterly Report (000-21796) on Form 10-Q for the quarter ended September 30, 2004.
10(y)*	Form of Stock Option Agreement for awards to non-employee directors under the 2004 Non-Employee Director Equity Compensation Plan, incorporated by reference from the exhibits filed with the Company’s Quarterly Report (000-21796) on Form 10-Q for the quarter ended September 30, 2004.
10(z)*	Form of Restricted Stock Award for awards to non-employee directors under the 2004 Non-Employee Director Equity Compensation Plan, incorporated by reference from the exhibits filed with the Company’s Quarterly Report (000-21796) on Form 10-Q for the quarter ended September 30, 2004.
10(aa)	Industrial Lease, dated as of February 22, 2005, between CDW Logistics Inc., as Tenant, and DP Industrial, LLC, as Landlord.
10(bb)	Guaranty Agreement, dated as of February 22, 2005, executed by CDW Corporation in favor of DP Industrial, LLC.
21	Subsidiaries of the Registrant
23	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350

*	Indicates management contract or compensatory plan or arrangement.

(b)	The Exhibits required by Item 601 of Regulation S-K are reflected above in Section (a) 3. of this Item.
(c)	The financial statement schedule is included as reflected in Section (a) 2. of this Item.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CDW CORPORATION
Date: March 15, 2005	By:	/s/ John A. Edwardson
John A. Edwardson
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John A. Edwardson	Chairman and	March 15, 2005
Chief Executive Officer
John A. Edwardson

/s/ Barbara A. Klein	Senior Vice President and	March 15, 2005
Chief Financial Officer
Barbara A. Klein	(principal financial officer)

/s/ Sandra M. Rouhselang	Vice President and Controller	March 15, 2005
(principal accounting officer)
Sandra M. Rouhselang

/s/ Michelle L. Collins	Director	March 15, 2005

Michelle L. Collins

/s/ Casey G. Cowell	Director	March 15, 2005

Casey G. Cowell

/s/ Daniel S. Goldin	Director	March 15, 2005

Daniel S. Goldin

/s/ Donald P. Jacobs	Director	March 15, 2005

Donald P. Jacobs

/s/ Stephan A. James	Director	March 15, 2005

Stephan A. James

/s/ Michael P. Krasny	Director	March 15, 2005

Michael P. Krasny

/s/ Terry L. Lengfelder	Director	March 15, 2005

Terry L. Lengfelder

/s/ Susan D. Wellington	Director	March 15, 2005

Susan D. Wellington

/s/ Brian E. Williams	Director	March 15, 2005

Brian E. Williams

CDW CORPORATION
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
Years ended December 31, 2004, 2003 and 2002
(in thousands)

Column A	Column B	Column C		Column D		Column E
	Balance at	Charged to	Charged			Balance at
	Beginning	Costs and	to Other			End of
Description	of Period	Expenses	Accounts	Deductions		Period

Year ended December 31, 2004
Deducted in the balance sheet from the asset to which it applies:
Allowance for doubtful accounts	$10,057	$2,813	$—	$2,980	(a)	$9,890

Year ended December 31, 2003
Deducted in the balance sheet from the asset to which it applies:
Allowance for doubtful accounts	$10,500	$2,414	$—	$2,857	(a)	$10,057

Year ended December 31, 2002
Deducted in the balance sheet from the asset to which it applies:
Allowance for doubtful accounts	$9,500	$5,833	$—	$4,833	(a)	$10,500

Note:
(a)	Uncollectible items written off, less recoveries of items previously written off.

S-1