Form 10-Q
period 2005-03-31
CDW CORP
filed 2005-05-10
CIK 899171

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act) Yes ☑ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of May 4, 2005, 92,763,516 common shares were issued and 81,543,116 were outstanding.

CDW CORPORATION AND SUBSIDIARIES
INDEX

ii

Part I. Financial Information

Item 1. Financial Statements

CDW CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31,	December 31,
	2005	2004
	(unaudited)
Assets

Current assets:
Cash and cash equivalents	$173,040	$148,804
Marketable securities	417,207	329,393
Accounts receivable, net of allowance for doubtful accounts of $9,887 and $9,890, respectively	571,052	580,035
Merchandise inventory	205,413	213,222
Miscellaneous receivables	27,214	24,364
Deferred income taxes	13,718	13,718
Prepaid expenses	5,660	6,901

Total current assets	1,413,304	1,316,437

Marketable securities	86,142	125,426
Property and equipment, net	77,818	68,595
Other assets	10,715	10,477

Total assets	$1,587,979	$1,520,935

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	$262,296	$168,061
Accrued expenses:
Compensation	39,274	41,178
Income taxes	36,390	14,661
Other	63,720	55,618

Total current liabilities	401,680	279,518

Shareholders’ equity:
Preferred shares, $1.00 par value; 5,000 shares authorized; none issued	—	—
Common shares, $.01 par value; 500,000 shares authorized; 92,558 and 92,197 shares issued, respectively	926	922
Paid-in capital	477,341	462,953
Retained earnings	1,229,682	1,168,285
Unearned compensation	—	(17)
Accumulated other comprehensive income	(493)	203

	1,707,456	1,632,346

Less cost of common shares in treasury; 11,170 shares and 8,913 shares, respectively	(521,157)	(390,929)

Total shareholders’ equity	1,186,299	1,241,417

Total liabilities and shareholders’ equity	$1,587,979	$1,520,935

The accompanying notes are an integral part of the consolidated financial statements.

CDW CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2005	2004

Net sales	$1,475,082	$1,336,689
Cost of sales	1,248,653	1,132,226

Gross profit	226,429	204,463

Selling and administrative expenses	102,238	96,066
Net advertising expense	26,461	18,217

Income from operations	97,730	90,180

Interest income	3,179	1,837
Other expense, net	(370)	(411)

Income before income taxes	100,539	91,606

Income tax provision	39,142	36,313

Net income	$61,397	$55,293

Earnings per share:
Basic	$0.74	$0.66

Diluted	$0.72	$0.63

Weighted-average number of common shares outstanding:
Basic	82,621	83,819

Diluted	85,309	87,275

The accompanying notes are an integral part of the consolidated financial statements.

CDW CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(in thousands)
(unaudited)

							Accumulated
	Total						Other
	Shareholders’	Common	Paid-in	Retained	Unearned	Treasury	Comprehensive	Comprehensive
	Equity	Shares	Capital	Earnings	Compensation	Shares	Income	Income

Balance at December 31, 2004	$1,241,417	$922	$462,953	$1,168,285	$(17)	$(390,929)	$203

Amortization of unearned compensation	17	—	—	—	17	—	—

Exercise of stock options	7,845	4	7,841	—	—	—	—

Issuance of common stock in connection with Employee Stock Purchase Plan	1,342	—	1,342	—	—	—	—

Tax benefit from stock option and restricted stock transactions	5,205	—	5,205	—	—	—	—

Purchase of treasury shares	(130,228)	—	—	—	—	(130,228)

Net income	61,397	—	—	61,397	—	—	—	$61,397

Net unrealized (losses) on marketable securities	(635)	—	—	—	—	—	(635)	(635)

Foreign currency translation adjustment	(61)	—	—	—	—	—	(61)	(61)

Comprehensive income								$60,701

Balance at March 31, 2005	$1,186,299	$926	$477,341	$1,229,682	$—	$(521,157)	$(493)

The accompanying notes are an integral part of the consolidated financial statements.

CDW CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2005	2004
Cash flows from operating activities:
Net income	$61,397	$55,293

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,108	3,857
Accretion of marketable securities	38	165
Stock-based compensation expense	17	80
Allowance for doubtful accounts	(3)	(32)
Tax benefit from stock option and restricted stock transactions	5,205	14,327
Minority interest	—	171

Changes in assets and liabilities:
Accounts receivable	8,986	(27,968)
Miscellaneous receivables and other assets	(3,365)	1,421
Merchandise inventory	7,809	11,327
Prepaid expenses	1,241	933
Accounts payable (1)	45,051	58,716
Accrued compensation	(1,904)	(4,509)
Accrued income taxes and other expenses	29,831	9,932

Net cash provided by operating activities	159,411	123,713

Cash flows from investing activities:
Purchases of available-for-sale securities	(98,653)	(63,139)
Redemptions of available-for-sale securities	59,450	35,625
Purchases of held-to-maturity securities	(10,000)	(64,911)
Redemptions of held-to-maturity securities	—	76,572
Purchase of property and equipment	(14,054)	(2,827)

Net cash used in investing activities	(63,257)	(18,680)

Cash flows from financing activities:
Purchase of treasury shares (1)	(115,668)	(5,293)
Proceeds from exercise of stock options	7,845	19,126
Issuance of common stock in connection with Employee Stock Purchase Plan	1,342	746
Change in book overdrafts	34,624	(35,579)

Net cash used in financing activities	(71,857)	(21,000)

Effect of exchange rate changes on cash and cash equivalents	(61)	(53)

Net increase in cash	24,236	83,980

Cash and cash equivalents – beginning of period	148,804	222,425

Cash and cash equivalents – end of period	$173,040	$306,405

(1)	The Company acquired $14.6 million and $6.7 million of shares for treasury purposes in March 2005 and 2004, respectively, for which cash settlement occurred in April 2005 and 2004, respectively. Accordingly, the Company has excluded these non-cash items from both the “Purchase of treasury shares” and “Accounts payable” amounts presented above.

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

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. Such principles were applied on a basis consistent with those reflected in our Annual Report on Form 10-K for the year ended December 31, 2004 (“2004 Form 10-K”) and documents incorporated therein as filed with the Securities and Exchange Commission. The accompanying financial data should be read in conjunction with the notes to consolidated financial statements contained in the 2004 Form 10-K and documents incorporated therein. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly our financial position as of March 31, 2005 and December 31, 2004, the results of operations for the three month periods ended March 31, 2005 and 2004, the cash flows for the three month periods ended March 31, 2005 and 2004, and the changes in shareholders’ equity for the three month period ended March 31, 2005. The unaudited condensed consolidated statements of income for such interim periods are not necessarily indicative of results for the full year.

Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make use of certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported periods. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates. See the audited consolidated financial statements and notes thereto included in the 2004 Form 10-K for an additional discussion of the most significant accounting policies and estimates used in the preparation of our financial statements.

Reclassifications

Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation.

Stock-Based Compensation

At March 31, 2005, we had several stock-based employee compensation plans. We have adopted the disclosure provision of Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” which amends Statement of Financial Accounting Standards

No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). As allowed by SFAS 123, we account for our stock-based compensation programs according to the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Accordingly, compensation expense is recognized to the extent of employee or director services rendered based on the intrinsic value of compensatory options or shares granted under the plans. The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation for the three month periods ended March 31, 2005 and 2004 (in thousands, except per share amounts):

	Three Months Ended March 31,
	2005	2004
Net income, as reported	$61,397	$55,293

Add stock-based employee compensation expense included in reported net income, net of related tax effects	10	48

Deduct total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(5,065)	(6,051)

Pro forma net income	$56,342	$49,290

Basic earnings per share, as reported	$0.74	$0.66
Diluted earnings per share, as reported	$0.72	$0.63

Pro forma basic earnings per share	$0.68	$0.59
Pro forma diluted earnings per share	$0.66	$0.56

3.	Recently Issued Accounting Standard

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS 123R”), which requires the Company to measure all share-based payments to coworkers under our stock-based compensation plans using a fair-value-based method and record compensation expense related to these payments in our consolidated financial statements. In April 2005, the Securities and Exchange Commission adopted a new rule amending the effective date for SFAS 123R. Under the new rule, SFAS 123R is effective for the first annual period beginning after June 15, 2005; therefore, we are required to adopt SFAS 123R for the year beginning January 1, 2006. The pro forma disclosures previously required under SFAS 123 will no longer be an alternative to financial statement recognition. We intend to use the modified prospective application transition method upon adopting SFAS 123R, which allows for prospective recognition of compensation expense without restatement of prior periods in the year of adoption.

As discussed in Note 2 above, we account for our stock-based compensation programs according to the provisions of APB 25. Accordingly, compensation expense is recognized to the extent of employee or director services rendered based on the intrinsic value of compensatory options or shares granted under the plans.

Historically, stock options have been granted annually to all CDW coworkers as part of the Company’s overall compensation plan. After studying the potential impact of SFAS 123R, the Compensation and Stock Option Committee (the “Committee”) of the Company’s Board of Directors approved certain modifications to the Company’s current compensation structure. As modified, the Company’s compensation structure will include the following features:

•	CDW officers, directors and managers will participate in the Company’s employee stock option plan on an annual basis. Except as noted below, these grants will be determined in a manner consistent with how prior grants have been determined.

•	Coworkers below manager level will no longer be granted options on an annual basis. There may be minor, discrete grants made to specific coworkers below manager level in recognition of outstanding performance or significant contribution to the Company.

•	All coworkers will be eligible for an additional discretionary profit-sharing contribution from the Company to the CDW Corporation Employees’ Profit Sharing Plan (the “Plan”). The amount of the discretionary contribution, if any, will be determined annually by the Committee. The Committee has approved a $1,000 profit sharing contribution with respect to each coworker who is eligible to participate in the Plan and is employed on December 31, 2005. The cost of this 2005 contribution is estimated to be approximately $4 million (pre-tax). The actual cost will depend on the number of coworkers eligible to participate in the Plan and employed on December 31, 2005. In 2005, CDW officers, directors and managers have, as an offset to the increased contribution, received slightly fewer options than they otherwise would have received.

•	All unvested options granted prior to January 1, 2005 held by coworkers at the manager level and below who are employed on December 31, 2005 will become fully vested effective December 31, 2005. As of April 29, 2005, coworkers at the manager level and below held unvested options to purchase approximately 3.3 million shares.

The acceleration of vesting is being undertaken primarily so that compensation expense for the accelerated options will not be recognized in the Company’s income statement in future periods upon adoption of SFAS 123R. It is estimated that the compensation expense for stock options will be approximately $16 million (pre-tax) in 2006, reflecting revisions to the compensation structure, along with some changes to the valuation model permitted under SFAS 123R. This estimate is based on the assumption that an additional contribution would be made to the Plan for 2006 similar to the contribution to be made for 2005, an assumption regarding the number of stock options that would be forfeited and an assumption of the number of options that would be granted in the last three quarters of 2005 and in 2006 and the valuation of such stock options at the time of grant.

In connection with the acceleration of vesting, the Company expects to take a charge in the fourth quarter of 2005. The amount of the charge will be tied in part to the intrinsic value of the accelerated options on the date of acceleration. It is not yet possible to determine the intrinsic value of those options on December 31, 2005. However, if the accelerated vesting were to occur as of April 29, 2005, the charge would be approximately $8 million (pre-tax), as determined in accordance with the provisions of APB 25.

In addition, after studying the potential impact of SFAS 123R, certain modifications to the Company’s Employee Stock Purchase Plan (“ESPP”) were approved. The ESPP provides that eligible coworkers may contribute up to 15% of their eligible compensation towards the quarterly purchase of our common stock. Historically, the coworkers’ purchase price was 85% of the lesser of the fair market value of the stock on the first business day or the last business day of the quarterly offering period. Effective January 1, 2006, the coworkers’ purchase price will be 95% of the fair market value of the stock on the last business day of the quarterly offering period.

4.	Marketable Securities

The amortized cost and estimated fair values of our investments in marketable securities at March 31, 2005 were (in thousands):

		Gross
		Unrealized
	Estimated	Holding		Amortized
Security Type	Fair Value	Gains	Losses	Cost
Available-for-sale:
Municipal bonds	$228,169	$—	$(106)	$228,275
Corporate fixed income securities	30,529	—	(103)	30,632
U.S. Government and Government agency securities	79,651	—	(663)	80,314

Total available-for-sale	338,349	—	(872)	339,221

Held-to-maturity:
U.S. Government and Government agency securities	163,583	—	(1,417)	165,000

Total held-to-maturity	163,583	—	(1,417)	165,000

Total marketable securities	$501,932	$—	$(2,289)	$504,221

Estimated fair values of marketable securities are based on quoted market prices. The amortized cost and estimated fair value of our investments in marketable securities at March 31, 2005, by contractual maturity, were (in thousands):

	Estimated	Amortized
	Fair Value	Cost
Due in one year or less	$416,368	$417,850
Due after one year	85,564	86,371

Total investments in marketable securities	$501,932	$504,221

As of March 31, 2005, all of the marketable securities that are due after one year have maturity dates prior to March 16, 2007.

Any gross unrealized holding gains and losses on available-for-sale securities are recorded as accumulated other comprehensive income, which is reflected as a separate component of shareholders’ equity. The gross realized gains and losses on marketable securities that are included in other expense in the Condensed Consolidated Statements of Income are not material.

5.	Financing Arrangements

We have an aggregate $70.0 million available pursuant to two $35.0 million unsecured lines of credit with two financial institutions. One line of credit expires in June 2005, at which time we intend to renew the line, and the other does not have a fixed expiration date. Borrowings under the first credit facility bear interest at the prime rate less 2.5%, LIBOR plus 0.5% or the federal funds rate plus 0.5%, as determined by the Company. Borrowings under the second credit facility bear interest at the prime rate less 2.5%, LIBOR plus 0.45% or the federal funds rate plus 0.45%, as determined by the Company. At March 31, 2005, there were no borrowings under either of the credit facilities.

We have entered into security agreements with certain financial institutions in order to facilitate the purchase of inventory from various suppliers under certain terms and conditions. The agreements allow for a maximum credit line of $70.0 million collateralized by inventory purchases financed by the financial institutions. All amounts owed the financial institutions are included in trade accounts payable.

6.	Earnings Per Share

At March 31, 2005, we had 81,388,517 outstanding common shares. We have granted options to purchase common shares to the directors and coworkers of CDW under several stock option plans. These options have a dilutive effect on the calculation of earnings per share. The following table is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations as required by Statement of Financial Accounting Standards No. 128, “Earnings Per Share” (in thousands, except per share amounts):

	Three Months Ended March 31,
	2005	2004
Basic earnings per share:
Income available to common shareholders (numerator)	$61,397	$55,293

Weighted-average common shares outstanding (denominator)	82,621	83,819

Basic earnings per share	$0.74	$0.66

Diluted earnings per share:
Income available to common shareholders (numerator)	$61,397	$55,293

Weighted-average common shares outstanding	82,621	83,819
Effect of dilutive securities:
Options on common stock	2,688	3,456

Total common shares and dilutive securities (denominator)	85,309	87,275

Diluted earnings per share	$0.72	$0.63

Additional options to purchase common shares were outstanding during the three month periods ended March 31, 2005 and 2004 but were not included in the computation of diluted earnings per share because the exercise prices of these options were greater than the average market price of common shares during the periods. The following table summarizes the weighted-average number, and the weighted-average exercise price, of those options which were excluded from the calculations:

	Three Months Ended	Three Months Ended
	March 31, 2005	March 31, 2004
Weighted-average number of options (in 000’s)	1,254	177
Weighted-average exercise price	$67.70	$68.00

7.	Share Repurchase Programs

In July 2004, our Board of Directors authorized a share repurchase program of 3,988,200 shares of our common stock, comprised of 1,488,200 shares previously authorized for repurchase under a July 2003 program and authorization to repurchase an additional 2,500,000 shares. Under this repurchase program, we purchased 2,257,300 shares of our common stock at a total cost of $130.2 million (an average price of $57.69 per share) during the three month period ended March 31, 2005.

In April 2005, our Board of Directors authorized a share repurchase program of 4,529,600 shares of our common stock, comprised of 1,529,600 shares previously authorized for repurchase under the July 2004 program and authorization to repurchase an additional 3,000,000 shares. These purchases may be made from time to time in both open market and private transactions, as conditions warrant. This repurchase program is expected to remain in effect through April 2007, unless earlier terminated by the Board or completed.

Repurchased shares are held in treasury pending use for general corporate purposes, including issuances under various employee and director stock plans.

8.	Segment Information

We are engaged in the sale of multi-brand computers and related technology products and services, primarily through direct marketing activities. We have two operating segments: corporate sector, which is primarily comprised of business customers, but also includes consumers, and public sector, which is comprised of federal, state and local government entities and educational institutions. In accordance with Statement of Financial Accounting Standards No. 131, “Disclosure about Segments of an Enterprise and Related Information,” the internal organization that is used by management for making operating decisions and assessing performance is the source of our reportable segments.

Beginning in the first quarter of 2005, we revised the operating segments which reflect the basis for making operating decisions and assessing performance. Under the revised structure, centralized logistics and headquarters functions that were formerly provided by the corporate sector segment to the public sector segment were separated from the corporate sector segment. The logistics functions include purchasing, distribution, and fulfillment services to support both the corporate and public sector segments, and costs and intercompany charges associated with the logistics function are fully allocated to both of the operating segments based on a percent of sales. The centralized headquarters functions provide services in areas such as accounting, information technology, marketing, legal, and coworker services. Certain of the headquarters function costs that are not allocated to the operating segments are included under the heading of “Headquarters/Other” in the tables below.

The accounting policies of the segments are the same as those described in Note 2, “Summary of Significant Accounting Policies.” We allocate resources to and evaluate performance of our segments based on both sales and operating income.

We have restated the prior year segment information to conform to our revised segment reporting structure. The following tables present information about our reportable segments (in thousands):

	Three Months Ended March 31, 2005
	Corporate	Public	Headquarters /
	Sector	Sector	Other	Consolidated

Net sales	$1,176,094	$298,988	$—	$1,475,082

Income from operations	$90,578	$15,133	$(7,981)	$97,730

Net interest income and other expense				2,809

Income before income taxes				$100,539

Total assets	$474,398	$202,641	$910,940	$1,587,979

	Three Months Ended March 31, 2004
	Corporate	Public	Headquarters /
	Sector	Sector	Other	Consolidated

Net sales	$1,089,122	$247,567	$—	$1,336,689

Income from operations	$88,453	$10,542	$(8,815)	$90,180

Net interest income and other expense				1,426

Income before income taxes				$91,606

Total assets	$415,858	$180,544	$828,187	$1,424,589

Our assets are primarily managed by our headquarters, including all cash, cash equivalents, and marketable securities, inventory, and the majority of all property and equipment. As a result, capital expenditures and related depreciation are immaterial for the two operating segments. The operating segments assets consist principally of accounts receivable.

No single customer accounted for more than 1% of net sales in the three month periods ended March 31, 2005 or 2004. During the three month period ended March 31, 2005, approximately 1% of our net sales were to customers outside of the continental United States, primarily in Canada.

9.	Contingencies

On September 9, 2003, CDW completed the purchase of certain assets of Bridgeport Holdings, Inc., Micro Warehouse, Inc., Micro Warehouse, Inc. of Ohio, and Micro Warehouse Gov/Ed, Inc. (collectively, “Micro Warehouse”). On September 10, 2003, Micro Warehouse filed voluntary petitions for relief under chapter 11 of title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (Case No. 03-12825). On January 20, 2004, the Official Committee of Unsecured Creditors (the “Committee”) appointed in the Micro Warehouse bankruptcy proceedings filed a motion with the court seeking the production of certain documents for review and certain representatives of CDW for depositions. On February 12, 2004, the Bankruptcy Court entered an order approving a stipulation between the Committee and CDW whereby CDW consented to the Committee’s production requests. Pursuant to the stipulation, CDW produced the requested documents and certain CDW representatives were deposed. In a subsequent filing with the Bankruptcy Court, the Committee stated its belief that the Micro Warehouse estate has a claim against CDW for a transfer of assets for less than reasonably equivalent value arising from the sale of such assets to CDW. The Bankruptcy Court confirmed a plan of distribution with respect to Micro Warehouse which became effective on October 14, 2004. In connection therewith, any such claim that the estate had against CDW was transferred to the Bridgeport Holdings, Inc. Liquidating Trust (the “Liquidating Trust”). On March 3, 2005, the Liquidating Trust filed a civil claim against CDW in the United States Bankruptcy Court for the District of Delaware. The Liquidating Trust alleges that CDW did not pay reasonably equivalent value for the assets it acquired from Micro Warehouse and seeks to have CDW’s “purchase of Micro Warehouse” set aside and an amount of damages, to be determined at trial, paid to it. CDW believes that it paid reasonably equivalent value for the assets it acquired from Micro Warehouse and believes that the outcome of this claim will not have a material adverse effect on CDW’s financial condition. It is not possible for CDW to estimate a range of possible loss that could result from this litigation.

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

10.	New Distribution Center

In February 2005, we signed a lease for a new 513,240 square foot distribution center to be constructed in North Las Vegas, Nevada. We expect the new facility to be completed and operational by the end of 2005.

The lease agreement provides for an initial lease term of 15 years, commencing on the date of substantial completion of construction. The base rent per month to be paid by CDW under the lease agreement during the initial lease term is as follows:

Monthly Net Rent Per Square Foot of
Period	Rentable Area of the Leased Premises
Months 1-3	$0.000
Months 4-63	$0.375
Months 64-123	$0.425
Months 124-180	$0.481

The above table is based on the schedule of cash payments required to be made under the lease agreement. However, for financial statement purposes, the total of the base rent payments required under the lease will be recorded on a straight-line basis over the 15 year term of the lease.

In addition to the base rent, the lease agreement requires CDW to pay certain operating costs and taxes. Also, the lease agreement grants CDW the option to purchase the real property on which the distribution center will be located, including all buildings and improvements, for a purchase price of $29.5 million at any time during the first two years from the date the lease was signed. This lease will be accounted for as an operating lease.

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

     For financial reporting purposes, we have two operating segments: corporate sector, which is primarily comprised of business customers, but also includes consumers (which generated approximately 1% and 2% of net sales in the three month periods ended March 31, 2005 and 2004, respectively); and public sector, which is comprised of federal, state and local government entities and educational institutions that are served by CDW Government, Inc. (“CDW-G”), a wholly-owned subsidiary. Beginning in the first quarter of 2005, we revised the operating segments which reflect the basis for making operating decisions and assessing performance. See Note 8 to the Condensed Consolidated Financial Statements for more information on our operating segments.

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

     In Item 7 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations”) of our Annual Report on Form 10-K for the year ended December 31, 2004 (“2004 Form 10-K”), which was filed with the Securities and Exchange Commission on March 16, 2005, we included a discussion of the most significant accounting policies and estimates used in the preparation of our financial statements. There has been no material change in the policies and estimates used by us in the preparation of our financial statements since the filing of the 2004 Form 10-K.

Recently Issued Accounting Standard

     In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS 123R”), which requires the Company to measure all share-based payments to coworkers under our stock-based compensation plans using a fair-value-based method and record compensation expense related to these payments in our consolidated financial statements. In April 2005, the Securities and Exchange Commission adopted a new rule amending the effective date for SFAS 123R. Under the new rule, SFAS 123R is effective for the first annual period beginning after June 15, 2005; therefore, we are required to adopt SFAS 123R for the year beginning January 1, 2006. The pro forma disclosures previously required under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” will no longer be an alternative to financial statement recognition. We intend to use the modified prospective application transition method upon adopting SFAS 123R, which allows for prospective recognition of compensation expense without restatement of prior periods in the year of adoption.

     As discussed in Note 2 to the Condensed Consolidated Financial Statements, we account for our stock-based compensation programs according to the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Accordingly, compensation expense is recognized to the extent of employee or director services rendered based on the intrinsic value of compensatory options or shares granted under the plans.

     Historically, stock options have been granted annually to all CDW coworkers as part of the Company’s overall compensation plan. After studying the potential impact of SFAS 123R, the Compensation and Stock Option Committee (the “Committee”) of the Company’s Board of Directors approved certain modifications to the Company’s current compensation structure. As modified, the Company’s compensation structure will include the following features:

•	CDW officers, directors and managers will participate in the Company’s employee stock option plan on an annual basis. Except as noted below, these grants will be determined in a manner consistent with how prior grants have been determined.

•	Coworkers below manager level will no longer be granted options on an annual basis. There may be minor, discrete grants made to specific coworkers below manager level in recognition of outstanding performance or significant contribution to the Company.

•	All coworkers will be eligible for an additional discretionary profit-sharing contribution from the Company to the CDW Corporation Employees’ Profit Sharing Plan (the “Plan”). The amount of the discretionary contribution, if any, will be determined annually by the Committee. The Committee has approved a $1,000 profit sharing contribution with respect to each coworker who is eligible to participate in the Plan and is employed on December 31, 2005. The cost of this 2005 contribution is estimated to be approximately $4 million (pre-tax). The actual cost will depend on the number of coworkers eligible to participate in the Plan and employed on December 31, 2005. In 2005, CDW officers, directors and managers have, as an offset to the increased contribution, received slightly fewer options than they otherwise would have received.

•	All unvested options granted prior to January 1, 2005 held by coworkers at the manager level and below who are employed on December 31, 2005 will become fully vested effective December 31, 2005. As of April 29, 2005, coworkers at the manager level and below held unvested options to purchase approximately 3.3 million shares.

     The acceleration of vesting is being undertaken primarily so that compensation expense for the accelerated options will not be recognized in the Company’s income statement in future periods upon adoption of SFAS 123R. It is estimated that the compensation expense for stock options will be approximately $16 million (pre-tax) in 2006, reflecting revisions to the compensation structure, along with some changes to the valuation model permitted under SFAS 123R. This estimate is based on the assumption that an additional contribution would be made to the Plan for 2006 similar to the contribution to be made for 2005, an assumption regarding the number of stock options that would be forfeited and an assumption of the number of options that would be granted in the last three quarters of 2005 and in 2006 and the valuation of such stock options at the time of grant.

     In connection with the acceleration of vesting, the Company expects to take a charge in the fourth quarter of 2005. The amount of the charge will be tied in part to the intrinsic value of the accelerated options on the date of acceleration. It is not yet possible to determine the intrinsic value of those options on December 31, 2005. However, if the accelerated vesting were to occur as of April 29, 2005, the charge would be approximately $8 million (pre-tax), as determined in accordance with the provisions of APB 25.

     In addition, after studying the potential impact of SFAS 123R, certain modifications to the Company’s Employee Stock Purchase Plan (“ESPP”) were approved. The ESPP provides that eligible coworkers may contribute up to 15% of their eligible compensation towards the quarterly purchase of our common stock. Historically, the coworkers’ purchase price was 85% of the lesser of the fair market value of the stock on the first business day or the last business day of the quarterly offering period. Effective January 1, 2006, the coworkers’ purchase price will be 95% of the fair market value of the stock on the last business day of the quarterly offering period.

Results Of Operations

     The following table sets forth for the periods indicated information derived from our consolidated statements of income expressed as a percentage of net sales:

	Percentage of Net Sales
Financial Results	Three Months Ended March 31,
	2005	2004

Net sales	100.0%	100.0%
Cost of sales	84.6	84.7

Gross profit	15.4	15.3
Selling and administrative expenses	6.9	7.2
Net advertising expense	1.9	1.4

Income from operations	6.6	6.7
Interest and other income/expense	0.2	0.1

Income before income taxes	6.8	6.8
Income tax provision	2.6	2.7

Net income	4.2%	4.1%

     The following table sets forth for the periods indicated a summary of certain of our consolidated operating statistics:

Operating Statistics	Three Months Ended March 31,
	2005	2004

% of sales to commercial customers (1)	98.5%	97.6%
Number of invoices processed	1,641,328	1,650,008
Average invoice size	$961	$877
Direct web sales (000’s)	$436,477	$361,787
Sales force, end of period	1,985	1,809
Annualized inventory turnover (2)	23	24
Accounts receivable - days sales outstanding	35	32

(1)	Commercial customers are defined as public sector and corporate customers excluding consumers.

(2)	Starting in the third quarter of 2004, annualized inventory turnover is computed on an average daily basis. Prior periods have been restated using the new method.

     The following table presents net sales of products by product category as a percentage of total net sales of products. Net sales of products do not include items such as commission revenue or delivery charges to customers, and were approximately 97.5% of total net sales in the first quarter of 2005 and 2004. Net sales of products for the calculations in this table and the table of product category growth immediately following reflect an adjustment we make in our consolidated financial statements for the value of products that have shipped but that have not been received by the customer. We record an adjustment to reverse the estimated impact of these sales out of our results for the current period and into our results for the subsequent period. In doing so, we perform an analysis to determine the estimated number of days that product is in transit, using data from commercial delivery services.

     Product lines are based upon internal product code classifications. Product mix for the first quarter of 2004 has been retroactively adjusted for certain changes in individual product classifications and to reflect the adjustment for products shipped but not received by the customer as described above.

Analysis of Product Mix	Three Months Ended March 31,
	2005	2004

Notebook computers and accessories	13.2%	13.3%
Desktop computers and servers	14.2	13.5

Subtotal computer products	27.4	26.8
Software	17.0	17.2
Data storage devices	13.7	13.7
Printers	12.6	13.3
NetComm products	9.7	9.5
Video	8.8	8.7
Add-on boards/memory	4.5	4.7
Input devices	3.2	3.3
Other	3.1	2.8

Total	100.0%	100.0%

     The following table represents the change in year-over-year net sales of products by product category for each of the periods indicated. Product lines are based upon internal product code classifications. The rates of change for the first quarter of 2004 have been retroactively adjusted for certain changes in individual product classifications and to reflect the adjustment for products shipped but not received by the customer as described above.

Analysis of Product Category Growth	Three Months Ended March 31,
	2005	2004 (1)

Notebook computers and accessories	9.5%	44.6%
Desktop computers and servers	16.6	35.2
Subtotal computer products	13.1	39.7
Software	9.8	39.2
Data storage devices	10.7	24.2
Printers	4.7	17.6
NetComm products	12.5	22.9
Video	11.9	25.9
Add-on boards/memory	6.4	45.4
Input devices	6.4	31.5
Other	22.9	50.6

(1)	Net sales of products for the quarter ended March 31, 2004 included sales made by former members of the Micro Warehouse sales force who joined CDW in September 2003 in conjunction with the Micro Warehouse transactions. This impacted the year-over-year product category growth rates, as the quarter ended March 31, 2003 was prior to the Micro Warehouse transactions.

Three Month Period Ended March 31, 2005 Compared to Three Month Period Ended March 31, 2004

     Net sales in the first quarter of 2005 increased 10.4% to $1.475 billion, compared to $1.337 billion in the first quarter of 2004. Sales of desktop computers and servers, data storage devices, netcomm products and video each increased more than 10% in the first quarter of 2005 over the first quarter of 2004. Corporate sector segment sales increased 8.0% to $1.176 billion in the first quarter of 2005 from $1.089 billion in the first quarter of 2004, and comprised 79.7% of our total net sales for the quarter. Public sector segment sales increased 20.8% to $299.0 million in the first quarter of 2005 from $247.6 million in the first quarter of 2004, and comprised 20.3% of our total net sales for the quarter.

     Gross profit increased 10.7% to $226.4 million in the first quarter of 2005, compared to $204.5 million in the first quarter of 2004. As a percentage of net sales, gross profit was 15.4% in the first quarter of 2005, compared to 15.3% in the first quarter of 2004. The increase in the gross profit percentage was primarily due to a larger amount of cooperative advertising funds classified as a reduction of cost of sales, as an increase in cooperative advertising funds were received to support an increase in marketing spending. Additionally, in the first quarter of 2005, 100% of cooperative advertising funds were classified as a reduction of cost of sales rather than a reduction of advertising expense, compared to 93% in the first quarter of 2004. We expect to continue to classify 100% of cooperative advertising funds as a reduction of cost of sales in future periods due to the bundled nature of the advertising programs we have developed with our vendor partners. Consideration from vendors, such as advertising support funds, must be accounted for as a reduction of cost of sales unless certain requirements are met showing that the funds are used for a specific program entirely funded by an individual vendor. This impact was partially offset by a lower level of vendor incentives and a restructuring of customer delivery, insurance and handling charges.

     Our objective for gross profit as a percentage of net sales is between 14.75% and 15.50%. This target has been raised 25 basis points partially due to the impact of the cooperative advertising classification, but also to reflect recent performance. The gross profit margin depends on various factors, including vendor incentive and inventory price protection programs, cooperative advertising funds classified as a reduction of cost of sales, product mix, including third party services, pricing strategies, market conditions, and other factors, any of which could result in changes in gross margins from recent experience.

     Selling and administrative expenses increased in the first quarter of 2005 to $102.2 million, compared to $96.1 million in the first quarter of 2004, while decreasing as a percentage of net sales to 6.9% versus 7.2% in the first quarter of 2004. Included in selling and administrative expenses in the first quarter of 2004 were $2.6 million of transition and integration expenses related to the Micro Warehouse transactions. The primary drivers of the increase in selling and administrative expenses were:

•	Payroll costs increased $7.1 million, primarily due to our continued investment in our sales force and increases in administrative areas to support a larger and growing business. Our sales force consists of account managers (including field sales representatives) as well as product category specialists who provide consultation in areas requiring technical or specialized product expertise such as networking, security, data storage and volume software licensing. Payroll costs for the first quarter of 2004 included $1.0 million of expenses for former Micro Warehouse employees performing transition services.

•	Employee-related costs (which includes items such as profit sharing, incentive awards and insurance) increased $0.2 million.

•	Occupancy costs increased $0.1 million. Occupancy costs for the first quarter of 2004 included $0.3 million of facility expenses related to the Micro Warehouse transactions.

•	Other selling and administrative costs decreased $1.3 million. In the first quarter of 2004, other selling and administrative costs included $1.3 million of expenses related to the Micro Warehouse transactions.

     Net advertising expense increased to $26.5 million in the first quarter of 2005, compared to $18.2 million in the same period of 2004. The increase was due to an increase in gross advertising expense and an increase in cooperative advertising funds classified as a reduction of cost of sales rather than as a reduction of advertising expense in the first quarter of 2004.

     Consolidated operating income was $97.7 million in the first quarter of 2005, an increase of 8.4% from $90.2 million in the first quarter of 2004. Consolidated operating income as a percentage of net sales decreased to 6.6% in the first quarter of 2005, compared to 6.7% in the first quarter of 2004. Corporate sector segment operating income was $90.6 million in the first quarter of 2005, an increase of 2.4% from $88.5 million in the first quarter of 2004. The increase in corporate sector segment operating income was primarily due to an increase in sales, partially offset by increased expenses related to an investment made in the sales force in the latter part of 2004. Public sector segment operating income was $15.1 million in the first quarter of 2005, an increase of 43.5% from $10.5 million in the first quarter of 2004. The increase in public sector segment operating income was primarily due to a 21% increase in sales during the first quarter of 2005 compared to the first quarter of 2004 and good control of selling and administrative costs. Headquarters expenses decreased from $8.8 million in the first quarter of 2004 to $8.0 million in the first quarter of 2005, primarily due to $2.6 million of integration expenses related to the Micro Warehouse transactions incurred during the first quarter of 2004 that did not repeat, partially offset by an increase in depreciation expense related to investments in computer software.

     The effective income tax rate, expressed as a percentage of income before income taxes, decreased to 38.9% in the first quarter of 2005 compared to 39.6% in the first quarter of 2004. We voluntarily began collecting sales taxes on sales to all corporate customers in all states that impose sales taxes on April 1, 2005. We made this decision because (1) it eliminates our customers’ administrative burden of having to self-assess and pay state sales taxes, (2) it facilitates on-site visits with any customers that warrant such visits and (3) we will be able to provide a broader range of offerings to all of our customers. Prior to April 1, 2005, we collected sales tax when applicable on sales to corporate customers only in states where the requisite nexus existed. As a result of this change, we will begin filing state income tax returns for all of our sales entities in all states. Previously, any income not taxed in another state was taxed in Illinois. Due to differences in state income tax laws, including differences in how income is apportioned, we expect our overall effective tax rate to be lower in 2005 than 2004.

     Net income in the first quarter of 2005 was $61.4 million, an 11.0% increase from $55.3 million in the first quarter of 2004. Diluted earnings per share were $0.72 in the first quarter of 2005, an increase of 14.3% from $0.63 in the first quarter of 2004.

Seasonality

     Sales in our corporate sector segment, which serves primarily business and, to a small extent, consumer customers, have not historically experienced significant seasonality throughout the year. In contrast, sales in our public sector segment have historically been higher in the third quarter than in other quarters due to the buying patterns of federal government and education customers. If sales to public sector customers increase as a percentage of overall sales, the Company as a whole may experience increased seasonality in future periods.

Legal Proceedings

     For a description of certain legal proceedings, see Item 1 of Part II of this Form 10-Q.

Liquidity and Capital Resources

Working Capital

     We have historically financed our operations and capital expenditures primarily through cash flows from operations. At March 31, 2005, we had cash, cash equivalents, and current marketable securities of $590.2 million, representing an increase of $112.1 million in cash, cash equivalents, and current marketable securities from December 31, 2004. Our working capital decreased $25.3 million, to $1,011.6 million at March 31, 2005 from $1,036.9 million at December 31, 2004. The decrease in working capital was primarily a result of increases in accounts payable and accrued liabilities and decreases in accounts receivable and merchandise inventory, partially offset by increases in cash and cash equivalents and current marketable securities.

     We have an aggregate $70.0 million available pursuant to two $35.0 million unsecured lines of credit with two financial institutions. One line of credit expires in June 2005, at which time we intend to renew the line, and the other does not have a fixed expiration date. Borrowings under the first credit facility bear interest at the prime rate less 2.5%, LIBOR plus 0.5% or the federal funds rate plus 0.5%, as determined by the Company. Borrowings under the second credit facility bear interest at the prime rate less 2.5%, LIBOR plus 0.45% or the federal funds rate plus 0.45%, as determined by the Company. At March 31, 2005, there were no borrowings under either of the credit facilities.

     We have entered into security agreements with certain financial institutions in order to facilitate the purchase of inventory from various suppliers under certain terms and conditions. The agreements allow for a maximum credit line of $70.0 million collateralized by inventory purchases financed by the financial institutions. All amounts owed the financial institutions are included in trade accounts payable.

     In July 2004, our Board of Directors authorized a share repurchase program of 3,988,200 shares of our common stock, comprised of 1,488,200 shares previously authorized for repurchase under a July 2003 program and authorization to repurchase an additional 2,500,000 shares. Under this repurchase program, we purchased 2,257,300 shares of our common stock at a total cost of $130.2 million (an average price of $57.69 per share) during the three month period ended March 31, 2005.

     In April 2005, our Board of Directors authorized a share repurchase program of 4,529,600 shares of our common stock, comprised of 1,529,600 shares previously authorized for repurchase under the July 2004 program and authorization to repurchase an additional 3,000,000 shares. These purchases may be made from time to time in both open market and private transactions, as conditions warrant. This repurchase program is expected to remain in effect through April 2007, unless earlier terminated by the Board or completed.

     Repurchased shares are held in treasury pending use for general corporate purposes, including issuances under various employee and director stock plans.

     We currently have one distribution center, located with our corporate headquarters, in Vernon Hills, Illinois. The capacity of this distribution center should be sufficient to handle our expected growth in sales and shipments at least through 2005, based on current projections. We will continue to make investments in this distribution center to further automate the facility and increase its efficiency. In February 2005, we signed a lease for a new distribution center to be constructed in North Las Vegas, Nevada, to support the Company’s growth beyond 2005. We expect the new facility to be completed and operational by the end of 2005. Capital expenditures for machinery, equipment and leasehold improvements related to this second distribution center are anticipated to be approximately $30 to $40 million in 2005 and will cause capital expenditures in 2005 to be significantly higher than recent years. However, we believe that our internally generated cash flow will be sufficient to cover these capital expenditures. In addition, we expect to incur approximately $5 to $6 million of operating and start-up costs related to this facility, primarily in the third and fourth quarters of 2005.

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

Cash Flows for the Three Month Period Ended March 31, 2005

     Net cash provided by operating activities was $159.4 million in the three month period ended March 31, 2005. The primary factors that affected our cash flow from operations were net income and changes in accounts payable and accrued income taxes and other expenses. Accounts payable positively impacted cash flows by $45.1 million primarily due to our normal cycle of payments. Accrued income taxes and other expenses positively impacted cash flow by $29.8 million primarily due to the timing of income tax payments.

     Net cash used in investing activities for the three month period ended March 31, 2005 was $63.3 million, including $49.2 million used to purchase marketable securities and $14.1 million used for capital expenditures. Capital expenditures during the first quarter of 2005 consisted primarily of machinery and equipment related to the new distribution center and investments in computer hardware upgrades.

     Net cash used in financing activities for the three month period ended March 31, 2005 was $71.9 million. This included the repurchase of 2,000,300 shares of our common stock at a total cost of $115.7 million, excluding 257,000 shares at a total cost of $14.6 million acquired during March 2005 for which cash settlement did not occur until April 2005. This was partially offset by proceeds of $7.8 million from the exercise of stock options under our various stock option plans, $1.3 million from the issuance of common stock in connection with the Employee Stock Purchase Plan and a $34.6 million increase in book overdrafts between December 31, 2004 and March 31, 2005.

Contractual Obligation

     In February 2005, we signed a lease for a new 513,240 square foot distribution center to be constructed in North Las Vegas, Nevada. We expect the new facility to be completed and operational by the end of 2005.

     The lease agreement provides for an initial lease term of 15 years commencing on the date of substantial completion of construction. The base rent per month to be paid by CDW under the lease agreement during the initial lease term is as follows:

Monthly Net Rent Per Square Foot of
Period	Rentable Area of the Leased Premises
Months 1-3	$0.000
Months 4-63	$0.375
Months 64-123	$0.425
Months 124-180	$0.481

     In addition to the base rent, the lease agreement requires CDW to pay certain operating costs and taxes. Also, the lease agreement grants CDW the option to purchase the real property on which the distribution center will be located, including all buildings and improvements, for a purchase price of $29.5 million at any time during the first two years from the date the lease was signed. This lease will be accounted for as an operating lease.

     The following table summarizes our contractual commitment under this new operating lease agreement as of March 31, 2005 (in thousands):

		Less than			Over 5
	Total	1 year	1-3 years	3-5 years	years
Operating lease	$38,707	$577	$4,619	$4,619	$28,892

     Any statements in this report that are forward-looking (that is, not historical in nature) are made pursuant to the safe harbor provisions of The Private Securities Litigation Reform Act of 1995. Such forward-looking statements include, for example, statements concerning the Company’s sales growth, gross profit as a percentage of sales, advertising expense and cooperative advertising reimbursements. In addition, words such as “likely,” “may,” “would,” “could,” “should,” “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” and similar expressions, may identify forward-looking statements in this report. Forward-looking statements in this report are based on the Company’s beliefs and expectations as of the date of this report and are subject to risks and uncertainties, including those described below, which may have a significant impact on the Company’s business, operating results or financial condition. Investors are cautioned that these forward-looking statements are inherently uncertain. Should one or more of the risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described herein. The following factors, among others, may have an impact on the accuracy of the forward-looking statements contained in this report: the continued acceptance of the Company’s distribution channel by vendors and customers, the timely availability and acceptance of new products, continuation of key vendor relationships and support programs, the continuing development, maintenance and operation of the Company’s I.T. systems, changes and uncertainties in economic and geopolitical conditions that could affect the rate of I.T. spending by the Company’s customers, changes in pricing by our vendors, the ability of the Company to hire and retain qualified account managers and any additional factors described from time to time in the Company’s filings with the Securities and Exchange Commission. These among other factors are discussed in further detail in the 2004 Form 10-K, which was filed with the Securities and Exchange Commission on March 16, 2005, and which discussion is incorporated by reference herein.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     There has been no material change from the information provided in Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

     As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company’s management carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as of the end of the last fiscal quarter. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2005, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Control Over Financial Reporting

     In the Company’s continuing effort to enhance underlying systems, we implemented an automated system for our Treasury function during the first quarter of 2005. There was no other change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended March 31, 2005 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

     On September 9, 2003, CDW completed the purchase of certain assets of Bridgeport Holdings, Inc., Micro Warehouse, Inc., Micro Warehouse, Inc. of Ohio, and Micro Warehouse Gov/Ed, Inc. (collectively, “Micro Warehouse”). On September 10, 2003, Micro Warehouse filed voluntary petitions for relief under chapter 11 of title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (Case No. 03-12825). On January 20, 2004, the Official Committee of Unsecured Creditors (the “Committee”) appointed in the Micro Warehouse bankruptcy proceedings filed a motion with the court seeking the production of certain documents for review and certain representatives of CDW for depositions. On February 12, 2004, the Bankruptcy Court entered an order approving a stipulation between the Committee and CDW whereby CDW consented to the Committee’s production requests. Pursuant to the stipulation, CDW produced the requested documents and certain CDW representatives were deposed. In a subsequent filing with the Bankruptcy Court, the Committee stated its belief that the Micro Warehouse estate has a claim against CDW for a transfer of assets for less than reasonably equivalent value arising from the sale of such assets to CDW. The Bankruptcy Court confirmed a plan of distribution with respect to Micro Warehouse which became effective on October 14, 2004. In connection therewith, any such claim that the estate had against CDW was transferred to the Bridgeport Holdings, Inc. Liquidating Trust (the “Liquidating Trust”). On March 3, 2005, the Liquidating Trust filed a civil claim against CDW in the United States Bankruptcy Court for the District of Delaware. The Liquidating Trust alleges that CDW did not pay reasonably equivalent value for the assets it acquired from Micro Warehouse and seeks to have CDW’s “purchase of Micro Warehouse” set aside and an amount of damages, to be determined at trial, paid to it. CDW believes that it paid reasonably equivalent value for the assets it acquired from Micro Warehouse and believes that the outcome of this claim will not have a material adverse effect on CDW’s financial condition.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities (1)

				(c)	(d)
	(a)			Total number of	Maximum number of
	Total		(b)	shares purchased as	shares that may yet
	number of		Average	part of publicly	be purchased under
	shares		price paid	announced plans or	the plans or
Period	purchased		per share	programs	programs
January 1, 2005 through January 31, 2005	250,000		$58.34	250,000	3,536,900

February 1, 2005 through February 28, 2005	956,500		$58.27	956,500	2,580,400

March 1, 2005 through March 31, 2005	1,050,800		$57.01	1,050,800	1,529,600

Total	2,257,300	(2)	$57.69	2,257,300

(1)	In July 2004, our Board of Directors authorized a share repurchase program of 3,988,200 shares of our common stock, comprised of 1,488,200 shares previously authorized for repurchase under a July 2003 program and authorization to repurchase an additional 2,500,000 shares.

In April 2005, our Board of Directors authorized a share repurchase program of 4,529,600 shares of our common stock, comprised of 1,529,600 shares previously authorized for repurchase under the July 2004 program and authorization to repurchase an additional 3,000,000 shares. These purchases may be made from time to time in both open market and private transactions, as conditions warrant. This repurchase program is expected to remain in effect through April 2007, unless earlier terminated by the Board or completed.

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

CDW CORPORATION

Date: May 10, 2005	By:	/s/ Barbara A. Klein

Barbara A. Klein
Senior Vice President and Chief Financial Officer
(Duly authorized officer and principal financial officer)