Form 10-Q
period 2005-06-30
CDW CORP
filed 2005-08-08
CIK 899171

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [    ]
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act) Yes [ X ] No [    ]
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
As of August 3, 2005, 93,206,961 common shares were issued and 80,551,561 were outstanding.

CDW CORPORATION AND SUBSIDIARIES
INDEX
 ii

Part I. Financial Information
Item 1. Financial Statements
CDW CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 30,	December 31,
	2005	2004
	(unaudited)
Assets

Current assets:
Cash and cash equivalents	$115,902	$148,804
Marketable securities	394,104	329,393
Accounts receivable, net of allowance for doubtful accounts of $9,879 and $9,890, respectively	628,906	580,035
Merchandise inventory	214,931	213,222
Miscellaneous receivables	28,829	24,364
Deferred income taxes	13,718	13,718
Prepaid expenses	4,632	6,901

Total current assets	1,401,022	1,316,437

Marketable securities	70,364	125,426
Property and equipment, net	81,368	68,595
Other assets	10,626	10,477

Total assets	$1,563,380	$1,520,935

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	$281,170	$167,877
Accrued expenses:
Compensation	47,534	41,178
Income taxes	3,947	14,661
Sales taxes	20,174	6,236
Other	45,787	40,912

Total current liabilities	398,612	270,864

Long-term liabilities	15,597	8,654

Shareholders’ equity:
Preferred shares, $1.00 par value; 5,000 shares authorized; none issued	-	-
Common shares, $.01 par value; 500,000 shares authorized; 92,989 and 92,197 shares issued, respectively	930	922
Paid-in capital	490,204	462,953
Retained earnings	1,261,629	1,168,285
Unearned compensation	-	(17)
Accumulated other comprehensive (loss) income	(331)	203

	1,752,432	1,632,346

Less cost of common shares in treasury; 12,655 shares and 8,913 shares, respectively	(603,261)	(390,929)

Total shareholders’ equity	1,149,171	1,241,417

Total liabilities and shareholders’ equity	$1,563,380	$1,520,935

The accompanying notes are an integral part of the consolidated financial statements.

CDW CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Net sales	$1,539,595	$1,382,904	$3,014,677	$2,719,593
Cost of sales	1,302,117	1,168,374	2,550,770	2,300,600

Gross profit	237,478	214,530	463,907	418,993

Selling and administrative expenses	105,325	94,096	207,563	190,162
Net advertising expense	29,665	25,287	56,126	43,504

Income from operations	102,488	95,147	200,218	185,327

Interest income	3,989	2,076	7,168	3,913
Other expense, net	(479)	(626)	(849)	(1,037)

Income before income taxes	105,998	96,597	206,537	188,203

Income tax provision	38,937	38,322	78,079	74,635

Net income	$67,061	$58,275	$128,458	$113,568

Earnings per share:
Basic	$0.82	$0.70	$1.57	$1.36

Diluted	$0.80	$0.67	$1.52	$1.30

Weighted-average number of common shares outstanding:
Basic	81,337	83,537	81,975	83,678

Diluted	83,737	86,778	84,521	87,028

Dividends per share	$0.43	$0.36	$0.43	$0.36

The accompanying notes are an integral part of the consolidated financial statements.

CDW CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(in thousands)
(unaudited)

							Accumulated
	Total						Other
	Shareholders’	Common	Paid-in	Retained	Unearned	Treasury	Comprehensive	Comprehensive
	Equity	Shares	Capital	Earnings	Compensation	Shares	(Loss) Income	Income
Balance at December 31, 2004	$1,241,417	$922	$462,953	$1,168,285	$(17)	$(390,929)	$203

Amortization of unearned compensation	17	-	-	-	17	-	-

Exercise of stock options	13,572	7	13,565	-	-	-	-

Issuance of common stock in connection with Employee Stock Purchase Plan	3,036	1	3,035	-	-	-	-

Tax benefit from stock option and restricted stock transactions	10,651	-	10,651	-	-	-	-

Purchase of treasury shares	(212,332)	-	-	-	-	(212,332)	-

Cash dividends	(35,114)	-	-	(35,114)	-	-	-

Net income	128,458	-	-	128,458	-	-	-	$128,458

Net unrealized losses on marketable securities	(399)	-	-	-	-	-	(399)	(399)

Foreign currency translation adjustment	(135)	-	-	-	-	-	(135)	(135)

Comprehensive income								$127,924

Balance at June 30, 2005	$1,149,171	$930	$490,204	$1,261,629	$-	$(603,261)	$(331)

The accompanying notes are an integral part of the consolidated financial statements.

CDW CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2005	2004
Cash flows from operating activities:
Net income	$128,458	$113,568

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,409	7,914
Accretion of marketable securities	57	271
Stock-based compensation expense	17	137
Allowance for doubtful accounts	(11)	448
Tax benefit from stock option and restricted stock transactions	10,651	15,887
Minority interest	-	389

Changes in assets and liabilities:
Accounts receivable	(48,860)	(70,858)
Miscellaneous receivables and other assets	(5,167)	(1,157)
Merchandise inventory	(1,709)	(5,022)
Prepaid expenses	2,269	1,140
Accounts payable (1)	53,947	85,811
Accrued compensation	6,356	2,889
Accrued income taxes and other expenses	8,100	12,719
Long-term liabilities	6,943	1,528

Net cash provided by operating activities	171,460	165,664

Cash flows from investing activities:
Purchases of available-for-sale securities	(191,655)	(296,665)
Redemptions and sales of available-for-sale securities	196,550	292,200
Purchases of held-to-maturity securities	(20,000)	(135,801)
Redemptions of held-to-maturity securities	5,000	90,072
Purchase of property and equipment	(22,629)	(8,973)

Net cash used in investing activities	(32,734)	(59,167)

Cash flows from financing activities:
Purchase of treasury shares (1)	(209,208)	(70,150)
Proceeds from exercise of stock options	13,573	21,866
Issuance of common stock in connection with Employee Stock Purchase Plan	3,035	1,916
Dividends paid	(35,114)	(30,027)
Change in book overdrafts	56,221	(36,966)

Net cash used in financing activities	(171,493)	(113,361)

Effect of exchange rate changes on cash and cash equivalents	(135)	(143)

Net decrease in cash	(32,902)	(7,007)

Cash and cash equivalents – beginning of period	148,804	222,425

Cash and cash equivalents – end of period	$115,902	$215,418

(1)	The Company acquired $3.1 million and $1.6 million of shares for treasury purposes in June 2005 and 2004, respectively for which cash settlement occurred in July 2005 and 2004. Accordingly, the Company has excluded these non-cash items from both the “Purchase of treasury shares” and “Accounts payable” amounts presented above.
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

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. Such principles were applied on a basis consistent with those reflected in our Annual Report on Form 10-K for the year ended December 31, 2004 (“2004 Form 10-K”) and documents incorporated therein as filed with the Securities and Exchange Commission. The accompanying financial data should be read in conjunction with the notes to consolidated financial statements contained in our 2004 Form 10-K and documents incorporated therein. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly our financial position as of June 30, 2005 and December 31, 2004, the results of operations for the three and six month periods ended June 30, 2005 and 2004, the cash flows for the six month periods ended June 30, 2005 and 2004, and the changes in shareholders’ equity for the six month period ended June 30, 2005. The unaudited condensed consolidated statements of income for such interim periods are not necessarily indicative of results for the full year.

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

Stock-Based Compensation

At June 30, 2005, we had several stock-based employee compensation plans. We have adopted the disclosure provision of Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” which amends Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). As allowed by SFAS 123, we account for our stock-based compensation programs according to the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Accordingly, compensation expense is recognized to the extent of employee or director services rendered based on the intrinsic value of compensatory options or shares granted under the plans.

In preparation for the adoption of SFAS 123R on January 1, 2006, the Company changed its option valuation model from the Black-Scholes model to a binomial model effective for options granted in the three months ended June 30, 2005. The binomial model considers additional variables and assumptions when calculating the fair value of options as compared to the Black-Scholes model.

The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation for the three and six month periods ended June 30, 2005 and 2004 (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income, as reported	$67,061	$58,275	$128,458	$113,568

Add stock-based employee compensation expense included in reported net income, net of related tax effects	–	35	10	83

Deduct total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(4,981)	(6,358)	(10,046)	(12,408)

Pro forma net income	$62,080	$51,952	$118,422	$101,243

Basic earnings per share, as reported	$0.82	$0.70	$1.57	$1.36
Diluted earnings per share, as reported	$0.80	$0.67	$1.52	$1.30

Pro forma basic earnings per share	$0.76	$0.62	$1.44	$1.21
Pro forma diluted earnings per share	$0.74	$0.60	$1.39	$1.16

3.	Recently Issued Accounting Standard

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

Historically, stock options have been granted annually to all CDW coworkers as part of the Company’s overall compensation plan. As announced on April 29, 2005, after studying the potential impact of SFAS 123R, the Compensation and Stock Option Committee (the “Committee”) of the Company’s Board of Directors approved certain modifications to the Company’s current compensation structure. As modified, the Company’s compensation structure for coworkers will include the following features:
•	CDW officers, directors and managers will participate in the Company’s employee stock option plan on an annual basis. Except as noted below, these grants will be determined in a manner consistent with how prior grants have been determined.

•	Coworkers below manager level will no longer be granted options on an annual basis. There may be minor, discrete grants made to specific coworkers below manager level in recognition of outstanding performance or significant contribution to the Company.

•	All coworkers will be eligible for an additional discretionary profit-sharing contribution from the Company to the CDW Corporation Employees’ Profit Sharing Plan (the “Plan”). The amount of the discretionary contribution, if any, will be determined annually by the Committee. The Committee has approved a $1,000 profit sharing contribution with respect to each coworker who is eligible to participate in the Plan and is employed on December 31, 2005. The cost of this 2005 contribution is estimated to be approximately $4 million (pre-tax) and will be recognized equally over the months of April through December 2005. The actual cost will depend on the number of coworkers eligible to participate in the Plan and employed on December 31, 2005. In 2005, CDW officers, directors and managers have, as an offset to the increased contribution, received slightly fewer options than they otherwise would have received.

•	All unvested options granted prior to January 1, 2005 held by coworkers at the manager level and below who are employed on December 31, 2005 will become fully vested effective December 31, 2005.
The acceleration of vesting is being undertaken primarily so that compensation expense for the accelerated options will not be recognized in the Company’s income statement in future periods upon adoption of SFAS 123R. Based on an analysis performed in April 2005, it is estimated that the compensation expense for stock options will be approximately $16 million (pre-tax) in 2006, reflecting revisions to the compensation structure, along with some changes to the valuation model permitted under SFAS 123R. This estimate is based on the assumption that an additional contribution would be made to the Plan for 2006 similar to the contribution to be made for 2005, an assumption regarding the number of stock options that would be forfeited and an assumption of the number of options that would be granted in the last three quarters of 2005 and in 2006 and the valuation of such stock options at the time of grant.

In connection with the acceleration of vesting, the Company expects to take a charge in the fourth quarter of 2005. The amount of the charge will be tied in part to the intrinsic value of the accelerated options on the date of acceleration. It is not yet possible to determine the intrinsic value of those options on December 31, 2005. However, in April 2005, the Company undertook an effort to estimate the charge associated with the accelerated vesting in accordance with the provisions of APB 25. The estimate was based on coworkers at the manager level and below holding unvested options to purchase approximately 3.3 million shares and would result in a charge of approximately $8 million (pre-tax).

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

4.	Marketable Securities

The amortized cost and estimated fair values of our investments in marketable securities at June 30, 2005 were (in thousands):

		Gross
		Unrealized
	Estimated	Holding		Amortized
Security Type	Fair Value	Gains	Losses	Cost

Available-for-sale:
Municipal bonds	$189,758	$-	$(117)	$189,875
Corporate fixed income securities	20,935	-	(85)	21,020
U.S. Government and Government agency securities	83,775	-	(434)	84,209

Total available-for-sale	$294,468	-	(636)	295,104

Held-to-maturity:
U.S. Government and Government agency securities	169,072	-	(928)	170,000

Total held-to-maturity	169,072	-	(928)	170,000

Total marketable securities	$463,540	$-	$(1,564)	$465,104

Estimated fair values of marketable securities are based on quoted market prices. The amortized cost and estimated fair value of our investments in marketable securities at June 30, 2005, by contractual maturity, were (in thousands):

	Estimated	Amortized
	Fair Value	Cost

Due in one year or less	$393,301	$394,634
Due after one year	70,239	70,470

Total investments in marketable securities	$463,540	$465,104

As of June 30, 2005, all of the marketable securities that are due after one year have maturity dates prior to April 15, 2007.

Any gross unrealized holding gains and losses on available-for-sale securities are recorded as accumulated other comprehensive income, which is reflected as a separate component of shareholders’ equity. The gross realized gains and losses on marketable securities that are included in other expense in the Condensed Consolidated Statements of Income are not material.

5.	Financing Arrangements

We have an aggregate $70.0 million available pursuant to two $35.0 million unsecured lines of credit with two financial institutions. One line of credit was renewed in June 2005, and now expires in June 2006. The other line does not have a fixed expiration date. Borrowings under the first credit facility bear interest at the prime rate less 2.5%, LIBOR plus 0.5% or the federal funds rate plus 0.5%, as determined by the Company. Borrowings under the second credit facility bear interest at the prime rate less 2.5%, LIBOR plus 0.45% or the federal funds rate plus 0.45%, as determined by the Company. The Company does not incur any facility fees associated with either line of credit. At June 30, 2005, there were no borrowings under either of the credit facilities.

We have entered into security agreements with certain financial institutions in order to facilitate the purchase of inventory from various suppliers under certain terms and conditions. In June 2005, we increased the security agreements by $10.0 million for a maximum credit line of $80.0 million collateralized by inventory purchases financed by the financial institutions. All amounts owed the financial institutions are included in trade accounts payable.

6.	Earnings Per Share

At June 30, 2005, we had 80,333,496 outstanding common shares. We have granted options to purchase common shares to the directors and coworkers of CDW under several stock option plans. These options have a dilutive effect on the calculation of earnings per share. The following table is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations as required by Statement of Financial Accounting Standards No. 128, “Earnings Per Share” (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Basic earnings per share:
Income available to common shareholders (numerator)	$67,061	$58,275	$128,458	$113,568

Weighted-average common shares outstanding (denominator)	81,337	83,537	81,975	83,678

Basic earnings per share	$0.82	$0.70	$1.57	$1.36

Diluted earnings per share:
Income available to common shareholders (numerator)	$67,061	$58,275	$128,458	$113,568

Weighted-average common shares outstanding	81,337	83,537	81,975	83,678
Effect of dilutive securities:
Options on common stock	2,400	3,241	2,546	3,350

Total common shares and dilutive securities (denominator)	83,737	86,778	84,521	87,028

Diluted earnings per share	$0.80	$0.67	$1.52	$1.30

Additional options to purchase common shares were outstanding during the three and six month periods ended June 30, 2005 and 2004, but were not included in the computation of diluted earnings per share because the exercise prices of these options were greater than the average market price of common shares during the period. The following table summarizes the weighted-average number, and the weighted-average exercise price, of those options which were excluded from the calculation:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004

Weighted-average number of options (in 000’s)	1,264	1,015	1,251	1,234
Weighted-average exercise price	$67.49	$68.00	$67.58	$68.00

7.	Share Repurchase Programs

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

For the six month period ended June 30, 2005, we purchased 3,742,300 shares of our common stock at a total cost of $212.3 million (an average price of $56.74 per share). This is comprised of 2,257,300 shares purchased during the three month period ended March 31, 2005 under the July 2004 repurchase program and 1,485,000 shares purchased during the three month period ended June 30, 2005 under the April 2005 repurchase program.

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

We have restated the prior year segment information to conform to our revised segment reporting structure. The following tables present information about our reportable segments (in thousands):

	Three Months Ended June 30, 2005
	Corporate	Public	Headquarters /
	Sector	Sector	Other	Consolidated

Net sales	$1,167,359	$372,236	$-	$1,539,595

Income (loss) from operations	$89,143	$21,412	$(8,067)	$102,488

Net interest income and other expense				3,510

Income before income taxes				$105,998

Total assets	$486,139	$213,687	$863,554	$1,563,380

	Three Months Ended June 30, 2004
	Corporate	Public	Headquarters /
	Sector	Sector	Other	Consolidated

Net sales	$1,067,783	$315,121	$-	$1,382,904

Income (loss) from operations	$85,481	$15,617	$(5,951)	$95,147

Net interest income and other expense				1,450

Income before income taxes				$96,597

Total assets	$424,852	$185,750	$820,454	$1,431,056

	Six Months Ended June 30, 2005
	Corporate	Public	Headquarters /
	Sector	Sector	Other	Consolidated

Net sales	$2,343,453	$671,224	$-	$3,014,677

Income (loss) from operations	$179,721	$36,545	$(16,048)	$200,218

Net interest income and other expense				6,319

Income before income taxes				$206,537

Total assets	$486,139	$213,687	$863,554	$1,563,380

	Six Months Ended June 30, 2004
	Corporate	Public	Headquarters /
	Sector	Sector	Other	Consolidated

Net sales	$2,156,905	$562,688	$-	$2,719,593

Income (loss) from operations	$173,934	$26,159	$(14,766)	$185,327

Net interest income and other expense				2,876

Income before income taxes				$188,203

Total assets	$424,852	$185,750	$820,454	$1,431,056

Our assets are primarily managed by our headquarters, including all cash, cash equivalents, and marketable securities, inventory, and the majority of all property and equipment. As a result, capital expenditures and related depreciation are immaterial for the two operating segments. The operating segments’ assets consist principally of accounts receivable.

No single customer accounted for more than 1% of net sales in the three or six month periods ended June 30, 2005 or 2004. During the three month and six month periods ended June 30, 2005 and 2004, approximately 1% of our net sales were to customers outside of the continental United States, primarily in Canada.

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
     For financial reporting purposes, we have two operating segments: corporate sector, which is primarily comprised of business customers, but also includes consumers (which generated approximately 1% and 2% of net sales in the three and six month periods ended June 30, 2005 and 2004, respectively); and public sector, which is comprised of federal, state and local government entities and educational institutions. Beginning in the first quarter of 2005, we revised the operating segments which reflect the basis for making operating decisions and assessing performance. On July 19, 2005, the Company announced the creation of a dedicated healthcare team. This new team will focus on IT solutions addressing the unique needs of a range of customers within the healthcare field. Commencing with the three month period ending September 30, 2005, for financial reporting purposes, healthcare results of operations will be reported as part of the public sector segment. See Note 8 to the Condensed Consolidated Financial Statements for more information on our operating segments.
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
     Historically, stock options have been granted annually to all CDW coworkers as part of the Company’s overall compensation plan. As announced on April 29, 2005, after studying the potential impact of SFAS 123R, the Compensation and Stock Option Committee (the “Committee”) of the Company’s Board of Directors approved certain modifications to the Company’s current compensation structure. As modified, the Company’s compensation structure for coworkers will include the following features:
•	CDW officers, directors and managers will participate in the Company’s employee stock option plan on an annual basis. Except as noted below, these grants will be determined in a manner consistent with how prior grants have been determined.

•	Coworkers below manager level will no longer be granted options on an annual basis. There may be minor, discrete grants made to specific coworkers below manager level in recognition of outstanding performance or significant contribution to the Company.

•	All coworkers will be eligible for an additional discretionary profit-sharing contribution from the Company to the CDW Corporation Employees’ Profit Sharing Plan (the “Plan”). The amount of the discretionary contribution, if any, will be determined annually by the Committee. The Committee has approved a $1,000 profit sharing contribution with respect to each coworker who is eligible to participate in the Plan and is employed on December 31, 2005. The cost of this 2005 contribution is estimated to be approximately $4 million (pre-tax) and will be recognized equally over the months of April through December 2005. The actual cost will depend on the number of coworkers eligible to participate in the Plan and employed on December 31, 2005. In 2005, CDW officers, directors and managers have, as an offset to the increased contribution, received slightly fewer options than they otherwise would have received.

•	All unvested options granted prior to January 1, 2005 held by coworkers at the manager level and below who are employed on December 31, 2005 will become fully vested effective December 31, 2005.
     The acceleration of vesting is being undertaken primarily so that compensation expense for the accelerated options will not be recognized in the Company’s income statement in future periods upon adoption of SFAS 123R. Based on an analysis performed in April 2005, it is estimated that the compensation expense for stock options will be approximately $16 million (pre-tax) in 2006, reflecting revisions to the compensation structure, along with some changes to the valuation model permitted under SFAS 123R. This estimate is based on the assumption that an additional contribution would be made to the Plan for 2006 similar to the contribution to be made for 2005, an assumption regarding the number of stock options that would be forfeited and an assumption of the number of options that would be granted in the last three quarters of 2005 and in 2006 and the valuation of such stock options at the time of grant.
     In connection with the acceleration of vesting, the Company expects to take a charge in the fourth quarter of 2005. The amount of the charge will be tied in part to the intrinsic value of the accelerated options on the date of acceleration. It is not yet possible to determine the intrinsic value of those options on December 31, 2005. However, in April 2005, the Company undertook an effort to estimate the charge associated with the accelerated vesting in accordance with the provisions of APB 25. The estimate was based on coworkers at the manager level and below holding unvested options to purchase approximately 3.3 million shares and would result in a charge of approximately $8 million (pre-tax).
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

Results Of Operations
     The following table sets forth for the periods indicated information derived from our consolidated statements of income expressed as a percentage of net sales:

	Percentage of Net Sales
	Three Months Ended June 30,		Six Months Ended June 30,
Financial Results	2005	2004	2005	2004

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	84.6	84.5	84.6	84.6

Gross profit	15.4	15.5	15.4	15.4
Selling and administrative expenses	6.8	6.8	6.9	7.0
Net advertising expense	1.9	1.8	1.8	1.6

Income from operations	6.7	6.9	6.7	6.8
Interest and other income/expense	0.2	0.1	0.2	0.1

Income before income taxes	6.9	7.0	6.9	6.9
Income tax provision	2.5	2.8	2.6	2.7

Net income	4.4%	4.2%	4.3%	4.2%

     The following table sets forth for the periods indicated a summary of certain of our consolidated operating statistics:

	Three Months Ended June 30,		Six Months Ended June 30,
Operating Statistics	2005	2004	2005	2004

% of sales to commercial customers (1)	98.8%	98.1%	98.7%	97.9%
Number of invoices processed	1,634,854	1,556,292	3,276,182	3,206,300
Average invoice size	$1,012	$969	$987	$922
Direct web sales (000’s)	$422,614	$369,575	$859,091	$731,362
Sales force, end of period	1,962	1,750	1,962	1,750
Annualized inventory turnover (2)	25	23	24	24
Accounts receivable - days sales outstanding (3)	37	34	38	34

(1)	Commercial customers are defined as public sector and corporate customers excluding consumers.

(2)	Starting in the third quarter of 2004, annualized inventory turnover is computed on an average daily basis. Prior periods have been restated using the new method.

(3)	Starting in the second quarter of 2005, accounts receivable include sales taxes collected from our commercial customers and resulted in an increase in days sales outstanding of 2 days. The change is not applicable to prior periods.

     The following table presents net sales of products by product category as a percentage of total net sales of products. Net sales of products do not include items such as commission revenue or delivery charges to customers and were approximately 98% of total net sales in the three and six month periods ended June 30, 2005 and 2004. Net sales of products for the calculations in this table and the table of product category growth immediately following reflect an adjustment we make in our consolidated financial statements for the value of products that have shipped but that have not been received by the customer. We record an adjustment to reverse the estimated impact of these sales out of our results for the current period and into our results for the subsequent period. In doing so, we perform an analysis to determine the estimated number of days that product is in transit, using data from commercial delivery services.
     Product lines are based upon internal product code classifications. Product mix for the three and six month periods ended June 30, 2004 have been retroactively adjusted for certain changes in individual product classifications and to reflect the adjustment for products shipped but not received by the customer as described above.

	Three Months Ended June 30,		Six Months Ended June 30,
Analysis of Product Mix	2005	2004	2005	2004

Notebook computers and accessories	12.6%	13.3%	13.0%	13.1%
Desktop computers and servers	13.9	13.1	14.0	13.2

Subtotal computer products	26.5	26.4	27.0	26.3
Software	17.6	16.9	17.2	17.1
Data storage devices	13.5	13.5	13.6	13.7
Printers	12.3	13.1	12.5	13.2
NetComm products	10.0	9.7	9.8	9.7
Video	9.4	9.6	9.1	9.2
Add-on boards/memory	4.4	4.6	4.4	4.6
Input devices	3.4	3.4	3.3	3.4
Other	2.9	2.8	3.1	2.8

Total	100.0%	100.0%	100.0%	100.0%

     The following table represents the change in year-over-year net sales of products by product category for each of the periods indicated. Product lines are based upon internal product code classifications. The rates of change for the three and six month periods ended June 30, 2004 have been retroactively adjusted for certain changes in individual product classifications and to reflect the adjustment for products shipped but not received by the customer as described above.

	Three Months Ended June 30,		Six Months Ended June 30,
Analysis of Product Category Growth	2005	2004 (1)	2005	2004 (1)

Notebook computers and accessories	6.0%	39.1%	9.9%	39.9%
Desktop computers and servers	18.5	28.5	17.9	31.3
Subtotal computer products	12.2	33.6	13.9	35.5
Software	16.0	23.1	12.0	30.9
Data storage devices	11.8	22.8	10.2	24.2
Printers	5.0	22.7	4.9	20.4
NetComm products	14.6	23.3	12.5	23.8
Video	9.3	38.3	10.4	32.7
Add-on boards/memory	5.6	40.9	6.9	42.6
Input devices	9.9	30.7	10.1	30.0
Other	26.7	42.8	23.9	47.4

(1) Net sales of products for the three and six month periods ended June 30, 2004 included sales made by former members of the Micro Warehouse sales force who joined CDW in September 2003 in conjunction with the Micro Warehouse transactions. This impacted the year-over-year product category growth rates, as the three and six month periods ended June 30, 2003 were prior to the Micro Warehouse transactions.
Three Month Period Ended June 30, 2005 Compared to Three Month Period Ended June 30, 2004
     Net sales in the second quarter of 2005 increased 11.3% to $1.540 billion, compared to $1.383 billion in the second quarter of 2004. Sales of desktop computers and servers, software, netcomm products and data storage devices each increased more than 10% in the second quarter of 2005 over the second quarter of 2004. Corporate sector segment sales increased 9.3% to $1.167 billion in the second quarter of 2005 from $1.068 billion in the second quarter of 2004, and comprised 75.8% of our total net sales for the quarter. Public sector segment sales increased 18.1% to $372.2 million in the second quarter of 2005 from $315.1 million in the second quarter of 2004, and comprised 24.2% of our total net sales for the quarter.
     Gross profit increased 10.7% to $237.5 million in the second quarter of 2005, compared to $214.5 million in the second quarter of 2004. As a percentage of net sales, gross profit was 15.4% in the second quarter of 2005, compared to 15.5% in the second quarter of 2004. The decrease in the gross profit percentage was primarily due to reduced customer charges for delivery, insurance and handling as a result of the changes in these charges made in the first quarter of 2005 and a slightly lower level of vendor incentives as a percent of sales. These items were partially offset by an increase in advertising funds classified as a reduction of cost of sales in 2005. The Company restructured and simplified its charges to customers for delivery, insurance and handling in the first quarter of 2005. The impact of these changes is expected to be offset by changes in product pricing and expedited delivery charges over the course of the year. Vendor incentives were slightly lower as a percent of sales in the second quarter of 2005 than 2004 due to the strong sales growth in the second quarter of 2005 and variations in the vendor programs from quarter to quarter. A larger amount of cooperative advertising funds was classified as a reduction of costs of sales primarily due to an increase in cooperative advertising funds to support an increase in marketing spending.
     In the three month period ended June 30, 2005, 100% of the cooperative advertising funds were classified as a reduction of cost of sales rather than a reduction of advertising expense. We expect to continue to classify 100% of cooperative advertising funds as a reduction of cost of sales in future periods due to the bundled nature of the advertising programs we have developed with our vendor partners. Consideration from vendors, such as advertising support funds, must be accounted for as a reduction of cost of sales unless certain requirements are met showing that the funds are used for a specific program entirely funded by an individual vendor.
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
     Selling and administrative expenses increased in the second quarter of 2005 to $105.3 million, compared to $94.1 million in the second quarter of 2004, while remaining constant at 6.8% of net sales. Included in selling and administrative expenses in the second quarter of 2004 were $0.2 million of transition and integration expenses related to the Micro Warehouse transactions. The primary drivers of the increase in selling and administrative expenses were:
•	Payroll costs increased $7.9 million, primarily due to our continued investment in our sales force and increases in administrative areas to support a larger and growing business. Our sales force consists of account managers (including field sales representatives) as well as product category specialists who provide consultation in areas requiring technical or specialized product expertise such as networking, security, data storage and volume software licensing. Payroll costs for the second quarter of 2004 included $0.4 million of expenses for former Micro Warehouse employees performing transition services.

•	Employee-related costs (which includes items such as profit sharing, incentive awards and insurance) increased $1.7 million, primarily due to the $1.3 million of additional profit sharing expense (discussed in Note 3 to the Condensed Consolidated Financial Statements) related to the additional contribution to the 401(k) plan in conjunction with a modification to the Company’s stock option program.

•	Occupancy costs increased $0.4 million. The increase was primarily due to increased depreciation related to 2004 asset additions for new sales offices and new financial systems, partially offset by reduced rent. Occupancy costs for the second quarter of 2004 included $0.3 million of facility expenses related to the Micro Warehouse transactions.
•	Other selling and administrative costs increased $1.2 million. The increase was primarily due to increased costs to support a larger and growing business. Other selling and administrative costs for the second quarter of 2004 included $0.5 million of income related to the Micro Warehouse transactions, consisting of $1.0 million of income from collections of accounts receivable generated by Micro Warehouse prior to the Micro Warehouse transactions, partially offset by $0.5 million in legal fees.
     Advertising expense increased to $29.7 million in the second quarter of 2005, compared to $25.3 million in the same period of 2004. The increase was primarily due to an increase in advertising spending to support ongoing marketing activities and the impact of 100% of cooperative advertising funds being classified as a reduction of cost of sales rather than a reduction of advertising expense.
     Consolidated operating income was $102.5 million in the second quarter of 2005, an increase of 7.7% from $95.1 million in the second quarter of 2004. Consolidated operating income as a percentage of net sales decreased to 6.7% in the second quarter of 2005, compared to 6.9% in the second quarter of 2004. Corporate sector segment operating income was $89.1 million in the second quarter of 2005, an increase of 4.3% from $85.5 million in the second quarter of 2004. The increase in corporate sector segment operating income was primarily due to an increase in sales, partially offset by increased expenses related to the ongoing investment in the sales force. Public sector segment operating income was $21.4 million in the second quarter of 2005, an increase of 37% from $15.6 million in the second quarter of 2004. The increase in public sector segment operating income was primarily due to an 18.1% increase in sales during the second quarter of 2005 compared to the second quarter of 2004 and good control of selling and administrative costs. Headquarters expenses increased from $6.0 million in the second quarter of 2004 to $8.1 million in the second quarter of 2005, primarily due to a larger number of coworkers to support a larger and growing business and increased depreciation expense related to software investments made in the second half of 2004 and hardware investments made in 2005.
     The effective income tax rate, expressed as a percentage of income before income taxes, decreased to 36.7% in the second quarter of 2005 compared to 39.7% in the second quarter of 2004. On April 1, 2005, we voluntarily began collecting sales taxes on sales to all corporate customers in all states that impose sales taxes. Prior to April 1, 2005, we collected sales tax when applicable on sales to corporate customers only in states where the requisite nexus existed. In conjunction with collecting state sales tax, we began filing state income tax returns for all of our legal entities in all states. Due to differences in state income tax laws, including differences in how income is apportioned, we expect our overall effective tax rate to be lower in 2005 than 2004. In the first quarter of 2005, the consolidated income tax rate was estimated at 38.9 % for the year. Following additional revisions in the tax rate, the full-year 2005 effective rate is expected to be lower than originally forecasted. The tax rate for the second quarter of 2005 reflects an adjustment to the overall effective tax rate to arrive at a combined rate of 37.8% for the first six months of 2005, which is the rate the Company currently expects for full-year 2005. The change in the effective tax rate increased earnings per share in the second quarter of 2005 by approximately $0.03.
     Net income in the second quarter of 2005 was $67.1 million, a 15.1% increase from $58.3 million in the second quarter of 2004. Diluted earnings per share were $0.80 in the second quarter of 2005, an increase of 19.4% from $0.67 in the second quarter of 2004.

Six Month Period Ended June 30, 2005 Compared to Six Month Period Ended June 30, 2004
     Net sales in the six month period ended June 30, 2005 increased 10.9% to $3.015 billion, compared to $2.720 billion in the same period of 2004. Sales of desktop computers and servers, software, netcomm products, video, data storage devices, and input devices each increased more than 10% in the first six months of 2005 over the first six months of 2004. Corporate sector segment sales increased 8.6% to $2.343 billion in the six month period ended June 30, 2005 from $2.157 billion in the six month period ended June 30, 2004, and comprised 77.7% of our total net sales for the period. Public sector segment sales increased 19.3% to $671.2 million in the six month period ended June 30, 2005 from $562.7 million in the six month period ended June 30, 2004, and comprised 22.3% of our total net sales for the period.
     Gross profit increased 10.7% to $463.9 million in the first six months of 2005, compared to $419.0 million in the first six months of 2004. As a percentage of net sales, gross profit was 15.4% in the first six months of 2005 and 2004. The gross profit percentage remained constant as a larger amount of cooperative advertising funds classified as a reduction of cost of sales in the first half of 2005 were offset by reduced customer charges for delivery, insurance and handling and a slightly lower level of vendor incentives as a percent of sales. In the first six months of 2005, 100% of the cooperative advertising funds were classified as a reduction of cost of sales rather than a reduction of advertising expense.
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
     Selling and administrative expenses increased in the first six months of 2005 to $207.6 million, compared to $190.2 million in the first six months of 2004, while decreasing as a percentage of net sales to 6.9% versus 7.0% in the first six months of 2004. Included in selling and administrative expenses in the first six months of 2004 were $2.8 million of transition and integration expenses related to the Micro Warehouse transactions. The primary drivers of the increase in selling and administrative expenses were:
•	Payroll costs increased $15.1 million, primarily due to our continued investment in our sales force and increases in administrative areas to support a larger and growing business. Our sales force consists of account managers (including field sales representatives) as well as product category specialists who provide consultation in areas requiring technical or specialized product expertise such as networking, security, data storage and volume software licensing. Payroll costs for the first six months of 2004 included $1.4 million of expenses for former Micro Warehouse employees performing transition services.

•	Employee-related costs (which includes items such as profit sharing, incentive awards and insurance) increased $1.9 million, primarily due to the $1.3 million of additional profit sharing expense (discussed in Note 3 to the Condensed Consolidated Financial Statements) related to the additional contribution to the 401(k) plan in conjunction with a modification to the Company’s stock option program.

•	Occupancy costs increased $0.6 million. This increase was primarily due to increased depreciation related to asset additions for new sales offices and new financial systems, partially offset by reduced rent. Occupancy costs for the first six months of 2004 included $0.6 million of facility expenses related to the Micro Warehouse transactions.

•	Other selling and administrative costs decreased $0.1 million. In the first six months of 2004, other selling and administrative costs included $0.8 million of expenses related to the Micro Warehouse transactions.
     Advertising expense increased to $56.1 million in the first six months of 2005, compared to $43.5 million in the same period of 2004. The increase was due to an increase in advertising spending to support ongoing marketing activities and the impact of 100% of cooperative advertising funds being classified as a reduction of cost of sales rather than a reduction of advertising expense.

     Consolidated operating income was $200.2 million in the six month period ended June 30, 2005, an increase of 8.0% from $185.3 million in the six month period ended June 30, 2004. Consolidated operating income as a percentage of net sales decreased to 6.6% in the first six months of 2005, compared to 6.8% in the first six months of 2004. Corporate sector segment operating income was $179.7 million in the first six months of 2005, an increase of 3.3% from $173.9 million in the first six months of 2004. The increase in corporate sector segment operating income was primarily due to an increase in sales, partially offset by increased expenses related to the ongoing investment in the sales force. Public sector segment operating income was $36.5 million in the first six months of 2005, an increase of 39.7% from $26.2 million in the first six months of 2004. The increase in public sector segment operating income was primarily due to a 19.3% increase in sales during the first six months of 2005 compared to the first six months of 2004 and good control of selling and administrative costs. Headquarters expenses increased from $14.8 million in the first six months of 2004 to $16.0 million in the first six months of 2005, primarily due to a larger number of coworkers to support a larger and growing business and increased depreciation expense related to software investments made in the second half of 2004 and hardware investments made in 2005, offset by $2.8 million of integration expenses related to the Micro Warehouse transactions incurred during the first six months of 2004 that did not repeat.
     The effective income tax rate, expressed as a percentage of income before income taxes, decreased to 37.8% in the six month period ended June 30, 2005 compared to 39.7% in the six month period ended June 30, 2004. On April 1, 2005, we voluntarily began collecting sales taxes on sales to all corporate customers in all states that impose sales taxes. Prior to April 1, 2005, we collected sales tax when applicable on sales to corporate customers only in states where the requisite nexus existed. In conjunction with collecting state sales tax, we began filing state income tax returns for all of our legal entities in all states. Due to differences in state income tax laws, including differences in how income is apportioned, we expect our overall effective tax rate to be lower in 2005 than 2004. In the first quarter of 2005, the consolidated income tax rate was estimated at 38.9 % for the year. Following additional revisions in the tax rate, the full-year 2005 effective rate is expected to be lower than originally forecasted. The tax rate for the second quarter of 2005 reflects an adjustment to the overall effective tax rate to arrive at a combined rate for 37.8% for the first six months of 2005, which is the rate the Company currently expects for full-year 2005.
     Net income in the first six months of 2005 was $128.5 million, a 13.1% increase from $113.6 million in the first six months of 2004. Diluted earnings per share were $1.52 in the first six months of 2005, an increase of 16.9% from $1.30 in the first six months of 2004.
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

Liquidity and Capital Resources
Working Capital
     We have historically financed our operations and capital expenditures primarily through cash flows from operations. At June 30, 2005, we had cash, cash equivalents, and current marketable securities of $510 million, representing an increase of $31.8 million in cash, cash equivalents, and current marketable securities from December 31, 2004. Our working capital decreased $43.2 million, to $1,002.4 million at June 30, 2005 from $1,045.6 million at December 31, 2004. The decrease in working capital was primarily a result of increases in accounts payable and accrued liabilities partially offset by increases in cash and cash equivalents, accounts receivable and current marketable securities.
     We have an aggregate $70.0 million available pursuant to two $35.0 million unsecured lines of credit with two financial institutions. One line of credit was renewed in June 2005, and now expires in June 2006. The other line does not have a fixed expiration date. At June 30, 2005, there were no borrowings under either of the credit facilities.
     We have entered into security agreements with certain financial institutions in order to facilitate the purchase of inventory from various suppliers under certain terms and conditions. In June 2005, we increased the security agreements by $10.0 million for a maximum credit line of $80.0 million collateralized by inventory purchases financed by the financial institutions. All amounts owed the financial institutions are included in trade accounts payable.
     In July 2004, our Board of Directors authorized a share repurchase program of 3,988,200 shares of our common stock, comprised of 1,488,200 shares previously authorized for repurchase under a July 2003 program and authorization to repurchase an additional 2,500,000 shares.
     In April 2005, our Board of Directors authorized a share repurchase program of 4,529,600 shares of our common stock, comprised of 1,529,600 shares previously authorized for repurchase under the July 2004 program and authorization to repurchase an additional 3,000,000 shares. These purchases may be made from time to time in both open market and private transactions, as conditions warrant. This repurchase program is expected to remain in effect through April 2007, unless earlier terminated by the Board or completed
     For the six month period ended June 30, 2005, we purchased 3,742,300 shares of our common stock at a total cost of $212.3 million (an average price of $56.74 per share). This is comprised of 2,257,300 shares purchased during the three month period ended March 31, 2005 under the July 2004 program and 1,485,000 shares purchased during the three month period ended June 30, 2005 under the April 2005 program.
     Repurchased shares are held in treasury pending use for general corporate purposes, including issuances under various employee and director stock plans.
     We currently have one distribution center, located with our corporate headquarters, in Vernon Hills, Illinois. The capacity of this distribution center should be sufficient to handle our expected growth in sales and shipments at least through 2005, based on current projections. We will continue to make investments in this distribution center to further automate the facility and increase its efficiency. In February 2005, we signed a lease for a new distribution center to be constructed in North Las Vegas, Nevada, to support the Company’s growth beyond 2005. Construction began in May 2005 and we expect the new facility to be completed and operational by the end of 2005. Capital expenditures for machinery, equipment and leasehold improvements related to this second distribution center are anticipated to be approximately $30 to $40 million in 2005 and will cause capital expenditures in 2005 to be significantly higher than recent years. However, we believe that our internally generated cash flow will be sufficient to cover these capital expenditures. In addition, we expect to incur approximately $5 to $6 million of operating and start-up costs related to this facility, which will be more heavily weighted in the fourth quarter of 2005.
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
Cash Flows for the Six Month Period Ended June 30, 2005
     Net cash provided by operating activities was $171.5 million in the six month period ended June 30, 2005. The primary factors that affected our cash flow from operations were net income and changes in accounts payable and accounts receivable. Accounts payable positively impacted cash flow primarily due to our normal cycle of payments and accounts receivable negatively impacted cash flow as a result of strong sales in June.
     Net cash used in investing activities for the six month period ended June 30, 2005 was $32.7 million, including $201.6 million provided by redemptions, sales and maturities of marketable securities offset by $211.7 million to purchase marketable securities and $22.6 million for capital expenditures. Capital expenditures during the first six months of 2005 consisted primarily of investments in computer hardware and software upgrades and machinery and equipment related to the new North Las Vegas distribution center.
     Net cash used in financing activities for the six month period ended June 30, 2005 was $171.5 million. This included the payment of cash dividends totaling $35.1 million and repurchase of 3.7 million shares of our common stock at a total cost of $209.2 million, excluding 55,000 shares at a total cost of $3.1 million acquired during June 2005 for which cash settlement did not occur until July 2005. This was partially offset by proceeds of $13.6 million from the exercise of stock options under our various stock option plans, $3.0 million from the issuance of common stock in connection with the Employee Stock Purchase Plan and a $56.2 million increase in book overdrafts between December 31, 2004 and June 30, 2005.

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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company’s management carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as of the end of the last fiscal quarter. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2005, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.
Changes in Internal Control Over Financial Reporting
     There was no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended June 30, 2005 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

				(c)
	(a)			Total number of	(d)
	Total		(b)	shares purchased as	Maximum number of
	number of		Average	part of publicly	shares that may yet
	shares		price paid	announced plans or	be purchased under
Period	purchased		per share	programs	the plans or programs

April 1, 2005
through
April 30, 2005	-		-	-	4,529,600

May 1, 2005
through
May 31, 2005	131,500		$55.96	131,500	4,398,100

June 1, 2005
through
June 30, 2005	1,353,500		$55.22	1,353,500	3,044,600

Total	1,485,000	(2)	$55.29	1,485,000

(1)	In July 2004, our Board of Directors authorized a new share repurchase program of 3,988,200 shares of our common stock, comprised of 1,488,200 shares previously authorized for repurchase under the July 2003 program and authorization to repurchase an additional 2,500,000 shares.

In April 2005, our Board of Directors authorized a share repurchase program of 4,529,600 shares of our common stock, comprised of 1,529,600 shares previously authorized for repurchase under the July 2004 program and authorization to purchase an additional 3,000,000 shares. These purchases may be made from time to time in both open market and private transactions, as conditions warrant. This new repurchase program is expected to remain in effect through April 2007, unless earlier terminated by the Board or completed.

(2)	All shares were purchased pursuant to the publicly announced programs.

Item 4. Submission of Matters to a Vote of Security Holders
(a)	The Company held its annual meeting of shareholders on May 11, 2005.

(b)	Set forth below are the three matters that were presented to and voted upon by our shareholders, and the results of such shareholders’ votes.
1.	Election of Directors

Nominee	Votes For	Votes Withheld	Non-Votes
Michelle L. Collins	76,580,714	55,936	-
Casey G. Cowell	75,111,220	1,525,429	-
John A. Edwardson	74,867,316	1,769,333	-
Daniel S. Goldin	76,478,136	158,513	-
Donald P. Jacobs	75,695,333	941,316	-
Stephan A. James	75,115,454	1,521,195	-
Michael P. Krasny	74,040,611	2,596,038	-
Terry L. Lengfelder	76,469,962	166,687	-
Susan D. Wellington	75,118,353	1,518,296	-
Brian E. Williams	75,109,745	1,526,904	-
2.	Ratification of the Selection of Independent Registered Public Accounting Firm

The ratification of the selection of PricewaterhouseCoopers LLP, independent registered public accounting firm, as auditors for the Company for the year ended December 31, 2005.

Votes For	Votes Against	Abstentions	Non-Votes
74,618,502	1,969,459	48,688	-
3.	Reapproval of the Performance Criteria Under the CDW Senior Management Incentive Plan

The reapproval of the Performance Criteria Under the CDW Senior Management Incentive Plan so that awards under the plan will continue to receive favorable tax treatment under Section 162(m) of the Internal Revenue Code.

Votes For	Votes Against	Abstentions	Non-Votes
72,512,633	4,052,241	71,775	-

     Item 6. Exhibits

Exhibits:

10.1	Revolving Note between the Company and LaSalle National Bank dated June 30, 2005

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C 1350

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CDW CORPORATION

Date:	August 8, 2005	By:	/s/ Barbara A. Klein

Barbara A. Klein
Senior Vice President and Chief Financial Officer
(Duly authorized officer and principal financial officer)