Form 10-Q
period 2005-09-30
CDW CORP
filed 2005-11-08
CIK 899171

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [  ]
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ X ] No [  ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [ X ]
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
As of November 3, 2005, 93,343,782 common shares were issued and 79,870,382 were outstanding.

CDW CORPORATION AND SUBSIDIARIES
INDEX
 ii

Part I. Financial Information
Item 1. Financial Statements
CDW CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30,	December 31,
	2005	2004
	(unaudited)

Assets

Current assets:
Cash and cash equivalents	$231,958	$148,804
Marketable securities	293,376	329,393
Accounts receivable, net of allowance for doubtful
accounts of $9,910 and $9,890, respectively	668,660	580,035
Merchandise inventory	258,720	213,222
Miscellaneous receivables	31,684	24,364
Deferred income taxes	13,718	13,718
Prepaid expenses	5,712	6,901

Total current assets	1,503,828	1,316,437

Marketable securities	64,317	125,426
Property and equipment, net	92,690	68,595
Other assets	10,709	10,477

Total assets	$1,671,544	$1,520,935

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	$299,866	$167,877
Accrued expenses:
Compensation	49,273	41,178
Income taxes	8,990	14,661
Sales taxes	21,019	6,236
Advertising	21,130	17,535
Other	28,183	23,377

Total current liabilities	428,461	270,864

Long-term liabilities	16,464	8,654

Shareholders’ equity:
Preferred shares, $1.00 par value; 5,000 shares authorized;
none issued	–	–
Common shares, $.01 par value; 500,000 shares authorized;
93,266 and 92,197 shares issued, respectively	933	922
Paid-in capital	501,524	462,953
Retained earnings	1,334,753	1,168,285
Unearned compensation	–	(17)
Accumulated other comprehensive (loss) income	(211)	203

	1,836,999	1,632,346

Less cost of common shares in treasury; 12,779 shares and
8,913 shares, respectively	(610,380)	(390,929)

Total shareholders’ equity	1,226,619	1,241,417

Total liabilities and shareholders’ equity	$1,671,544	$1,520,935

The accompanying notes are an integral part of the consolidated financial statements.

CDW CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Net sales	$1,670,204	$1,511,054	$4,684,881	$4,230,647
Cost of sales	1,415,261	1,283,098	3,966,031	3,583,698

Gross profit	254,943	227,956	718,850	646,949

Selling and administrative expenses	112,670	97,887	320,233	288,049
Net advertising expense	29,843	24,005	85,969	67,509

Income from operations	112,430	106,064	312,648	291,391

Interest income	3,662	2,333	10,830	6,246
Other expense, net	(284)	(422)	(1,133)	(1,459)

Income before income taxes	115,808	107,975	322,345	296,178

Income tax provision	42,684	42,797	120,763	117,432

Net income	$73,124	$65,178	$201,582	$178,746

Earnings per share:
Basic	$0.91	$0.78	$2.47	$2.14

Diluted	$0.88	$0.76	$2.40	$2.06

Weighted-average number of
common shares outstanding:
Basic	80,526	83,047	81,487	83,466

Diluted	82,957	85,957	83,993	86,675

Dividends per share	$0.00	$0.00	$0.43	$0.36

The accompanying notes are an integral part of the consolidated financial statements.

CDW CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(in thousands)
(unaudited)

							Accumulated
	Total						Other
	Shareholders'	Common	Paid-in	Retained	Unearned	Treasury	Comprehensive	Comprehensive
	Equity	Shares	Capital	Earnings	Compensation	Shares	(Loss) Income	Income

Balance at December 31, 2004	$1,241,417	$922	$462,953	$1,168,285	$(17)	$(390,929)	$203

Amortization of unearned
compensation	17	–	–	–	17	–	–

Compensatory restricted stock grant	57	–	57	–	–	–	–

Exercise of stock options	19,922	10	19,912	–	–	–	–

Issuance of common stock in
connection with Employee Stock
Purchase Plan	4,656	1	4,655	–	–	–	–

Tax benefit from stock option and
restricted stock transactions	13,947	–	13,947	–	–	–	–

Purchase of treasury shares	(219,451)	–	–	–	–	(219,451)	–

Cash dividends	(35,114)	–	–	(35,114)	–	–	–

Net income	201,582	–	–	201,582	–	–	–	$201,582

Net unrealized losses on
marketable securities	(449)	–	–	–	–	–	(449)	(449)

Foreign currency translation
adjustment	35	–	–	–	–	–	35	35

Comprehensive income								$201,168

Balance at September 30, 2005	$1,226,619	$933	$501,524	$1,334,753	$ –	$(610,380)	$(211)

The accompanying notes are an integral part of the consolidated financial statements.

CDW CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2005	2004
Cash flows from operating activities:
Net income	$201,582	$178,746

Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	15,852	12,359
Accretion of marketable securities	21	328
Stock-based compensation expense	74	194
Allowance for doubtful accounts	20	494
Tax benefit from stock option and restricted stock transactions	13,947	16,403
Minority interest	–	446
Gain on sale of investment in CDW Leasing, LLC	–	(287)

Changes in assets and liabilities:
Accounts receivable	(88,645)	(101,953)
Miscellaneous receivables and other assets	(8,384)	(2,218)
Merchandise inventory	(45,498)	(30,561)
Prepaid expenses	1,189	(1,012)
Accounts payable (1)	114,779	79,049
Accrued compensation	8,095	2,396
Accrued income taxes and other expenses	17,513	19,454
Long-term liabilities	7,810	2,239

Net cash provided by operating activities	238,355	176,077

Cash flows from investing activities:
Purchases of available-for-sale securities	(286,948)	(365,690)
Redemptions and sales of available-for-sale securities	338,604	333,500
Purchases of held-to-maturity securities	(20,000)	(154,741)
Redemptions of held-to-maturity securities	65,000	120,165
Purchase of property and equipment	(39,115)	(16,520)
Sale of investment in CDW Leasing, LLC, net of cash sold	–	(2,321)

Net cash provided by (used in) investing activities	57,541	(85,607)

Cash flows from financing activities:
Purchase of treasury shares (1)	(216,093)	(86,010)
Proceeds from exercise of stock options	19,922	22,869
Issuance of common stock in connection with Employee Stock
Purchase Plan	4,656	3,140
Dividends paid	(35,114)	(30,027)
Change in book overdrafts	13,852	3,260

Net cash used in financing activities	(212,777)	(86,768)

Effect of exchange rate changes on cash and cash equivalents	35	73

Net increase in cash	83,154	3,775

Cash and cash equivalents – beginning of period	148,804	222,425

Cash and cash equivalents – end of period	$231,958	$226,200

(1)	The Company acquired $3.4 million of shares for treasury purposes in September 2005 for which cash settlement occurred in October 2005. Accordingly, the Company has excluded these non-cash items from both the “Purchase of treasury shares” and “Accounts payable” amounts presented above.

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

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. Such principles were applied on a basis consistent with those reflected in our Annual Report on Form 10-K for the year ended December 31, 2004 (“2004 Form 10-K”) and documents incorporated therein as filed with the Securities and Exchange Commission. The accompanying financial data should be read in conjunction with the notes to consolidated financial statements contained in our 2004 Form 10-K and documents incorporated therein. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly our financial position as of September 30, 2005 and December 31, 2004, the results of operations for the three and nine month periods ended September 30, 2005 and 2004, the cash flows for the nine month periods ended September 30, 2005 and 2004, and the changes in shareholders’ equity for the nine month period ended September 30, 2005. The unaudited condensed consolidated statements of income for such interim periods are not necessarily indicative of results for the full year.

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

Stock-Based Compensation

At September 30, 2005, we had several stock-based employee compensation plans. We have adopted the disclosure provision of Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” which amends Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). As allowed by SFAS 123, we account for our stock-based compensation programs according to the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Accordingly, compensation expense is recognized to the extent of employee or director services rendered based on the intrinsic value of compensatory options or shares granted under the plans.

In preparation for the adoption of Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS 123R”) on January 1, 2006, the Company changed its option valuation model from the Black-Scholes model to a binomial model effective for options granted after April 1, 2005. The binomial model considers additional variables and assumptions when calculating the fair value of options as compared to the Black-Scholes model.

The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation for the three and nine month periods ended September 30, 2005 and 2004 (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net income, as reported	$73,124	$65,178	$201,582	$178,746

Add stock-based employee compensation
expense included in reported net
income, net of related tax effects	35	35	45	118

Deduct total stock-based employee
compensation expense determined under
fair value based method for all
awards, net of related tax effects	(5,475)	(7,552)	(15,521)	(19,960)

Pro forma net income	$67,684	$57,661	$186,106	$158,904

Basic earnings per share, as reported	$0.91	$0.78	$2.47	$2.14
Diluted earnings per share, as reported	$0.88	$0.76	$2.40	$2.06

Pro forma basic earnings per share	$0.84	$0.69	$2.28	$1.90
Pro forma diluted earnings per share	$0.81	$0.67	$2.20	$1.83

3.	Recently Issued Accounting Standard

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS 123R, which requires the Company to measure all share-based payments to coworkers under our stock-based compensation plans using a fair-value-based method and record compensation expense related to these payments in our consolidated financial statements. In April 2005, the Securities and Exchange Commission adopted a new rule amending the effective date for SFAS 123R. Under the new rule, SFAS 123R is effective for the first annual period beginning after June 15, 2005; therefore, we are required to adopt SFAS 123R for the year beginning January 1, 2006. The pro forma disclosures previously required under SFAS 123 will no longer be an alternative to financial statement recognition. We intend to use the modified prospective application transition method upon adopting SFAS 123R, which allows for prospective recognition of compensation expense without restatement of prior periods in the year of adoption.

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
The acceleration of vesting is being undertaken primarily so that compensation expense for the accelerated options will not be recognized in the Company’s income statement in future periods upon adoption of SFAS 123R. Based on an analysis performed in the third quarter of 2005, it is estimated that the compensation expense for stock options will be approximately $16 million (pre-tax) in 2006. This estimate is based on an assumption regarding the number of stock options that would be forfeited and an assumption of the number of options that would be granted in the last quarter of 2005 and in the full-year 2006 and the valuation of such stock options at the time of grant. The estimated stock-based compensation expense for 2006 does not include the expense for any additional discretionary profit-sharing contribution the Company may make to the Plan for 2006 similar to the contribution to be made for 2005, as described above.

In connection with the acceleration of vesting, the Company expects to take a charge in the fourth quarter of

2005. The amount of the charge will be tied in part to the intrinsic value of the accelerated options on the date of acceleration. It is not yet possible to determine the intrinsic value of those options on December 31, 2005. However, in the third quarter of 2005, the Company undertook an effort to estimate the charge associated with the accelerated vesting in accordance with the provisions of APB 25. The estimate was based on coworkers at the manager level and below holding unvested options to purchase approximately 3.2 million shares (of which 0.6 million are scheduled to vest on December 31, 2005) and would result in a charge of approximately $4 million (pre-tax), based on current assumptions which are subject to change.

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
4.	Marketable Securities

The amortized cost and estimated fair values of our investments in marketable securities at September 30, 2005 were (in thousands):

		Gross
		Unrealized
	Estimated	Holding		Amortized
Security Type	Fair Value	Gains	Losses	Cost

Available-for-sale:
State and municipal bonds	$151,859	$–	$(131)	$151,990
Corporate fixed income securities	11,138	–	(35)	11,173
U.S. Government and Government agency securities	84,696	–	(521)	85,217

Total available-for-sale	247,693	–	(687)	248,380

Held-to-maturity:
U.S. Government and Government agency securities	109,078	–	(922)	110,000

Total held-to-maturity	109,078	–	(922)	110,000

Total marketable securities	$356,771	$–	$(1,609)	$358,380

Estimated fair values of marketable securities are based on quoted market prices. The amortized cost and estimated fair value of our investments in marketable securities at September 30, 2005, by contractual maturity, were (in thousands):

	Estimated	Amortized
	Fair Value	Cost
Due in one year or less	$292,773	$293,887
Due after one year	63,998	64,493

Total investments in marketable securities	$356,771	$358,380

As of September 30, 2005, all of the marketable securities that are due after one year have maturity dates prior to September 15, 2007.

Any gross unrealized holding gains and losses on available-for-sale securities are recorded as accumulated other comprehensive income, which is reflected as a separate component of shareholders’ equity. The gross realized gains and losses on marketable securities that are included in other expense in the Condensed Consolidated Statements of Income are not material.

5.	Financing Arrangements

We have an aggregate $70.0 million available pursuant to two $35.0 million unsecured lines of credit with two financial institutions. One line of credit was renewed in June 2005, and now expires in June 2006. The other line does not have a fixed expiration date. Borrowings under the first credit facility bear interest at the prime rate less 2.5%, LIBOR plus 0.5% or the federal funds rate plus 0.5%, as determined by the Company. Borrowings under the second credit facility bear interest at the prime rate less 2.5%, LIBOR plus 0.45% or the federal funds rate plus 0.45%, as determined by the Company. The Company does not incur any facility fees associated with either line of credit. At September 30, 2005, there were no borrowings under either of the credit facilities.

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

At September 30, 2005, we had 80,486,882 outstanding common shares. We have granted options to purchase common shares to the directors and coworkers of CDW under several stock option plans. These options have a dilutive effect on the calculation of earnings per share. The following table is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations as required by Statement of Financial Accounting Standards No. 128, “Earnings Per Share” (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Basic earnings per share:
Income available to common shareholders (numerator)	$73,124	$65,178	$201,582	$178,746

Weighted-average common shares outstanding (denominator)	80,526	83,047	81,487	83,466

Basic earnings per share	$0.91	$0.78	$2.47	$2.14

Diluted earnings per share:
Income available to common shareholders (numerator)	$73,124	$65,178	$201,582	$178,746

Weighted-average common shares outstanding	80,526	83,047	81,487	83,466
Effect of dilutive securities:
Options on common stock	2,431	2,910	2,506	3,209

Total common shares and dilutive securities (denominator)	82,957	85,957	83,993	86,675

Diluted earnings per share	$0.88	$0.76	$2.40	$2.06

Additional options to purchase common shares were outstanding during the three and nine month periods ended September 30, 2005 and 2004, but were not included in the computation of diluted earnings per share because the exercise prices of these options were greater than the average market price of common shares during the period. The following table summarizes the weighted-average number, and the weighted-average exercise price, of those options which were excluded from the calculation:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Weighted-average number of options (in 000’s)	1,229	1,297	1,231	1,072
Weighted-average exercise price	$67.68	$67.72	$67.66	$68.00

7.	Share Repurchase Programs

In April 2005, our Board of Directors authorized a share repurchase program of 4,529,600 shares of our common stock, comprised of 1,529,600 shares previously authorized for repurchase under a July 2004 program and authorization to repurchase an additional 3,000,000 shares. These purchases may be made from time to time in both open market and private transactions, as conditions warrant. This repurchase program is expected to remain in effect through April 2007, unless earlier terminated by the Board or completed.

For the nine month period ended September 30, 2005, we purchased 3,866,300 shares of our common stock at a total cost of $219.5 million (an average price of $56.76 per share). During the three month periods ended March 31, 2005, June 30, 2005 and September 30, 2005, we purchased 2,257,300, 1,485,000 and 124,000 shares, respectively.

As of September 30, 2005, 2,920,600 shares remained available for repurchase under the April 2005 repurchase program. Repurchased shares are held in treasury pending use for general corporate purposes, including issuances under various employee and director stock plans.

8.	Segment Information

We have two operating segments: corporate sector, which is primarily comprised of business customers, but also includes consumers, and public sector, which is comprised of federal, state and local government entities, educational institutions and healthcare customers. In accordance with Statement of Financial Accounting Standards No. 131, “Disclosure about Segments of an Enterprise and Related Information,” the internal organization that is used by management for making operating decisions and assessing performance is the source of our reportable segments.

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

On July 19, 2005, the Company announced the creation of a dedicated healthcare sales team. In creating this team, we consolidated healthcare accounts from across our entire sales organization and transferred these accounts to the new team in the public sector group. This new team focuses on IT solutions addressing the unique needs of a range of customers within the healthcare field. For financial reporting purposes, results of operations and assets related to healthcare customers are reported as part of the public sector segment.

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

We have restated the prior year segment information to conform to our revised segment reporting structure. The following tables present information about our reportable segments (in thousands):

	Three Months Ended September 30, 2005
	Corporate	Public	Headquarters /
	Sector	Sector	Other	Consolidated

Net sales	$1,116,658	$553,546	$–	$1,670,204

Income (loss) from operations	$88,582	$32,414	$(8,566)	$112,430

Net interest income and other expense				3,378

Income before income taxes				$115,808

Total assets	$447,826	$271,559	$952,159	$1,671,544

	Three Months Ended September 30, 2004
	Corporate	Public	Headquarters /
	Sector	Sector	Other	Consolidated

Net sales	$1,017,505	$493,549	$–	$1,511,054

Income (loss) from operations	$81,342	$31,459	$(6,737)	$106,064

Net interest income and other expense				1,911

Income before income taxes				$107,975

Total assets	$393,483	$233,549	$892,300	$1,519,332

	Nine Months Ended September 30, 2005
	Corporate	Public	Headquarters /
	Sector	Sector	Other	Consolidated

Net sales	$3,281,442	$1,403,439	$–	$4,684,881

Income (loss) from operations	$253,141	$84,121	$(24,614)	$312,648

Net interest income and other expense				9,697

Income before income taxes				$322,345

Total assets	$447,826	$271,559	$952,159	$1,671,544

	Nine Months Ended September 30, 2004
	Corporate	Public	Headquarters /
	Sector	Sector	Other	Consolidated

Net sales	$3,032,515	$1,198,132	$–	$4,230,647

Income (loss) from operations	$243,083	$69,811	$(21,503)	$291,391

Net interest income and other expense				4,787

Income before income taxes				$296,178

Total assets	$393,483	$233,549	$892,300	$1,519,332

Our assets are primarily managed by our headquarters, including all cash, cash equivalents, and marketable securities, inventory, and the majority of all property and equipment. As a result, capital expenditures and related depreciation are immaterial for the two operating segments. The operating segments’ assets consist principally of accounts receivable.

No single customer accounted for more than 1% of net sales in the respective three or nine month periods ended September 30, 2005 or 2004. During the three and nine month periods ended September 30, 2005 and the three and nine month periods ended September 30, 2004, approximately 2% and 1%, respectively, of our net sales were to customers outside of the continental United States, primarily in Canada.

9.	Contingencies

On September 9, 2003, CDW completed the purchase of certain assets of Bridgeport Holdings, Inc., Micro Warehouse, Inc., Micro Warehouse, Inc. of Ohio, and Micro Warehouse Gov/Ed, Inc. (collectively, “Micro Warehouse”). On September 10, 2003, Micro Warehouse filed voluntary petitions for relief under chapter 11 of title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (Case No. 03-12825). On January 20, 2004, the Official Committee of Unsecured Creditors (the “Committee”) appointed in the Micro Warehouse bankruptcy proceedings filed a motion with the court seeking the production of certain documents for review and certain representatives of CDW for depositions. On February 12, 2004, the Bankruptcy Court entered an order approving a stipulation between the Committee and CDW whereby CDW consented to the Committee’s production requests. Pursuant to the stipulation, CDW produced the requested documents and certain CDW representatives were deposed. In a subsequent filing with the Bankruptcy Court, the Committee stated its belief that the Micro Warehouse estate has a claim against CDW for a transfer of assets for less than reasonably equivalent value arising from the sale of such assets to CDW. The Bankruptcy Court confirmed a plan of distribution with respect to Micro Warehouse which became effective on October 14, 2004. In connection therewith, any such claim that the estate had against CDW was transferred to the Bridgeport Holdings, Inc. Liquidating Trust (the “Liquidating Trust”). On March 3, 2005, the Liquidating Trust filed a civil claim against CDW in the United States Bankruptcy Court for the District of Delaware. The Liquidating Trust alleges that CDW did not pay reasonably equivalent value for the assets it acquired from Micro Warehouse and seeks to have CDW’s “purchase of Micro Warehouse” set aside and an amount of damages, to be determined at trial, paid to it. CDW believes that it paid reasonably equivalent value for the assets it acquired from Micro Warehouse and believes that the outcome of this claim will not have a material adverse effect on CDW’s financial condition. It is not possible for CDW to estimate a range of any possible loss that could result from this litigation.

From time to time, customers of CDW file voluntary petitions for reorganization under the United States bankruptcy laws. In such cases, certain pre-petition payments received by CDW could be considered preference items and subject to return to the bankruptcy administrator. CDW believes that the final resolution of these preference items will not have a material adverse effect on its financial condition.

In addition, CDW is party to legal proceedings that arise from time to time, both with respect to specific transactions, such as the purchase of certain assets from Micro Warehouse described above, and in the ordinary course of our business. We do not believe that any currently pending or threatened litigation will have a material adverse effect on our financial condition. Litigation, however, involves uncertainties and it is possible that the eventual outcome of litigation could adversely affect our results of operations for a particular period.

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
     For financial reporting purposes, we have two operating segments: corporate sector, which is primarily comprised of business customers, but also includes consumers (which generated approximately 1% and 2% of net sales in the three and nine month periods ended September 30, 2005 and 2004, respectively); and public sector, which is comprised of federal, state and local government entities, educational institutions and healthcare customers. Beginning in the first quarter of 2005, we revised the operating segments which reflect the basis for making operating decisions and assessing performance. On July 19, 2005, the Company announced the creation of a dedicated healthcare sales team. In creating this team, we consolidated healthcare accounts from across our entire sales organization and transferred these accounts to the new team in the public sector group. This new team focuses on IT solutions addressing the unique needs of a range of customers within the healthcare field. For financial reporting purposes, results of operations and assets related to healthcare customers are reported as part of the public sector segment. See Note 8 to the Condensed Consolidated Financial Statements for more information on our operating segments.
     CDW management monitors a number of financial and non-financial measures and ratios on a daily, weekly, and monthly basis in order to track the progress of the business and make adjustments as necessary. We believe that the most important of these measures and ratios include daily sales, by business segment and total company, gross margin, number of orders shipped per day, number of orders shipped complete per day, inventory balance and turnover, cash, cash equivalents and marketable securities balance, accounts receivable balance and aging, accounts receivable days sales outstanding, operating expenses and operating margin. The measures and ratios are compared to standards or objectives set by management, so that actions can be taken, as necessary, in order to achieve the standards and objectives.
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
     The acceleration of vesting is being undertaken primarily so that compensation expense for the accelerated options will not be recognized in the Company’s income statement in future periods upon adoption of SFAS 123R. Based on an analysis performed in the third quarter of 2005, it is estimated that the compensation expense for stock options will be approximately $16 million (pre-tax) in 2006. This estimate is based on an assumption regarding the number of stock options that would be forfeited and an assumption of the number of options that would be granted in the last quarter of 2005 and in the full-year 2006 and the valuation of such stock options at the time of grant. The estimated stock-based compensation expense for 2006 does not include the expense for any additional discretionary profit-sharing contribution the Company may make to the Plan for 2006 similar to the contribution to be made for 2005, as described above.
     In connection with the acceleration of vesting, the Company expects to take a charge in the fourth quarter of 2005. The amount of the charge will be tied in part to the intrinsic value of the accelerated options on the date of acceleration. It is not yet possible to determine the intrinsic value of those options on December 31, 2005. However, in the third quarter of 2005, the Company undertook an effort to estimate the charge associated with the accelerated vesting in accordance with the provisions of APB 25. The estimate was based on coworkers at the manager level and below holding unvested options to purchase approximately 3.2 million shares (of which 0.6 million are scheduled to vest on December 31, 2005) and would result in a charge of approximately $4 million (pre-tax), based on current assumptions which are subject to change.
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
Results Of Operations
     The following table sets forth for the periods indicated information derived from our consolidated statements of income expressed as a percentage of net sales:

	Percentage of Net Sales
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Financial Results	2005	2004	2005	2004

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	84.7	84.9	84.7	84.7

Gross profit	15.3	15.1	15.3	15.3
Selling and administrative expenses	6.8	6.5	6.8	6.8
Net advertising expense	1.8	1.6	1.8	1.6

Income from operations	6.7	7.0	6.7	6.9
Interest and other income/expense	0.2	0.1	0.2	0.1

Income before income taxes	6.9	7.1	6.9	7.0
Income tax provision	2.5	2.8	2.6	2.8

Net income	4.4%	4.3%	4.3%	4.2%

     The following table sets forth for the periods indicated a summary of certain of our consolidated operating statistics:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Operating Statistics	2005	2004	2005	2004

% of sales to commercial customers (1)	99.1%	98.3%	98.8%	98.0%
Number of invoices processed	1,678,857	1,566,776	4,955,039	4,773,076
Average invoice size	$1,078	$1,040	$1,018	$961
Direct web sales (000’s)	$455,298	$405,596	$1,314,389	$1,136,959
Sales force, end of period	2,061	1,880	2,061	1,880
Annualized inventory turnover	25	24	24	24
Accounts receivable – days sales outstanding (2)	37	33	39	35

(1)	Commercial customers are defined as public sector and corporate customers excluding consumers.

(2)	Starting in the second quarter of 2005, accounts receivable includes sales taxes collected from our commercial customers and resulted in an increase in days sales outstanding of 2 days. The change is not applicable to prior periods.

     The following table presents net sales of products by product category as a percentage of total net sales of products. Net sales of products do not include items such as commission revenue or delivery charges to customers and were approximately 98% of total net sales in the three and nine month periods ended September 30, 2005 and 2004. Net sales of products for the calculations in this table and the table of product category growth immediately following reflect an adjustment we make in our consolidated financial statements for the value of products that have shipped but that have not been received by the customer. We record an adjustment to reverse the estimated impact of these sales out of our results for the current period and into our results for the subsequent period. In doing so, we perform an analysis to determine the estimated number of days that product is in transit, using data from commercial delivery services.
     Product lines are based upon internal product code classifications. Product mix for the three and nine month periods ended September 30, 2004 have been retroactively adjusted for certain changes in individual product classifications and to reflect the adjustment for products shipped but not received by the customer as described above.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Analysis of Product Mix	2005	2004	2005	2004

Notebook computers and accessories	12.9%	14.2%	12.9%	13.7%
Desktop computers and servers	13.7	13.0	14.0	13.2

Subtotal computer products	26.6	27.2	26.9	26.9
Software	17.3	16.7	17.3	16.8
Data storage devices	13.9	13.0	13.8	13.4
Printers	12.2	12.7	12.4	13.0
NetComm products	10.3	9.8	10.0	9.7
Video	9.1	9.9	9.2	9.4
Add-on boards/memory	4.4	4.5	4.4	4.6
Input devices	3.2	3.3	3.3	3.3
Other	3.0	2.9	2.7	2.9

Total	100.0%	100.0%	100.0%	100.0%

     The following table represents the change in year-over-year net sales of products by product category for each of the periods indicated. Product lines are based upon internal product code classifications. The rates of change for the three and nine month periods ended September 30, 2004 have been retroactively adjusted for certain changes in individual product classifications and to reflect the adjustment for products shipped but not received by the customer as described above.

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
Analysis of Product Category Growth	2005		2004 (1)	2005	2004 (1)

Notebook computers and accessories	(0.2	) %	24.3%	4.6%	36.8%
Desktop computers and servers	16.6		23.8	17.6	27.7
Subtotal computer products	7.9		24.0	10.9	32.2
Software	14.8		31.3	14.4	30.0
Data storage devices	17.8		12.1	13.9	18.9
Printers	6.0		13.5	6.1	17.2
NetComm products	15.7		20.0	14.6	27.9
Video	1.8		32.8	8.2	32.5
Add-on boards/memory	8.6		22.3	7.8	34.1
Input devices	7.7		18.8	9.4	22.1
Other	13.7		52.7	3.0	50.5

(1) Net sales of products for the three and nine month periods ended September 30, 2004 included sales made by former members of the Micro Warehouse sales force who joined CDW in September 2003 in conjunction with the Micro Warehouse transactions.
Three Month Period Ended September 30, 2005 Compared to Three Month Period Ended September 30, 2004
     Net sales in the third quarter of 2005 increased 10.5% to $1.670 billion, compared to $1.511 billion in the third quarter of 2004. Sales of desktop computers and servers, software, data storage devices and netcomm products each increased more than 10% in the third quarter of 2005 over the third quarter of 2004. Corporate sector segment sales increased 9.7% to $1.117 billion in the third quarter of 2005 from $1.018 billion in the third quarter of 2004, and comprised 66.9% of our total net sales for the quarter. Public sector segment sales (including sales to healthcare customers) increased 12.2% to $553.5 million in the third quarter of 2005 from $493.5 million in the third quarter of 2004, and comprised 33.1% of our total net sales for the quarter.
     Gross profit increased 11.8% to $254.9 million in the third quarter of 2005, compared to $228.0 million in the third quarter of 2004. As a percentage of net sales, gross profit was 15.3% in the third quarter of 2005, compared to 15.1% in the third quarter of 2004. The increase in the gross profit percentage was primarily due to an increase in product margin. In addition, a larger amount of cooperative advertising funds was classified as a reduction of cost of sales due to an increase in cooperative advertising funds to support an increase in marketing spending. The positive impact from these items was partially offset by reduced customer charges for delivery, insurance and handling as a result of modifications in these charges made in the first quarter of 2005 and a lower level of vendor incentives due to changes in vendor programs.
     In the three month period ended September 30, 2005, 100% of the cooperative advertising funds were classified as a reduction of cost of sales rather than a reduction of advertising expense. We expect to continue to classify 100% of cooperative advertising funds as a reduction of cost of sales in future periods due to the bundled nature of the advertising programs we have developed with our vendor partners. Consideration from vendors, such as advertising support funds, must be accounted for as a reduction of cost of sales unless certain requirements are met showing that the funds are used for a specific program entirely funded by an individual vendor.
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
     Selling and administrative expenses increased in the third quarter of 2005 to $112.7 million, compared to $97.9 million in the third quarter of 2004. As a percentage of net sales, selling and administrative expenses were 6.8% in the third quarter of 2005, compared to 6.5% in the third quarter of 2004. Included in selling and administrative expenses in the third quarter of 2004 were $0.6 million of transition and integration expenses related to the Micro Warehouse transactions. The primary drivers of the increase in selling and administrative expenses were:
•	Payroll costs increased $10.8 million, primarily due to our continued investment in our sales force and increases in administrative areas to support a larger and growing business. Our sales force consists of account managers (including field sales representatives) as well as product category specialists who provide consultation in areas requiring technical or specialized product expertise such as networking, security, data storage and volume software licensing. Payroll costs for the third quarter of 2004 included $0.1 million of expenses for former Micro Warehouse employees performing transition services.

•	Employee-related costs (which includes items such as profit sharing, incentive awards and insurance) increased $3.0 million, primarily due to the $1.3 million of additional profit sharing expense (discussed in Note 3 to the Condensed Consolidated Financial Statements) related to the additional contribution to the 401(k) plan in conjunction with a modification to the Company’s stock option program and $0.6 million of recruiting and relocation costs associated with the planned opening of our new distribution center in North

Las Vegas, Nevada.

•	Occupancy costs increased $0.5 million. The increase was primarily due to increased depreciation related to 2004 asset additions for new sales offices and new financial systems, partially offset by reduced rent. Occupancy costs for the third quarter of 2004 included $0.2 million of facility expenses related to the Micro Warehouse transactions.

•	Other selling and administrative costs increased $0.5 million. The increase was primarily due to increased costs to support a larger and growing business. Other selling and administrative costs for the third quarter of 2004 included $0.3 million of expenses related to the Micro Warehouse transactions.
     Advertising expense increased to $29.8 million in the third quarter of 2005, compared to $24.0 million in the same period of 2004. The increase was primarily due to an increase in advertising spending to support ongoing marketing activities and the impact of 100% of cooperative advertising funds being classified as a reduction of cost of sales rather than a reduction of advertising expense.
     Consolidated operating income was $112.4 million in the third quarter of 2005, an increase of 6.0% from $106.1 million in the third quarter of 2004. Consolidated operating income as a percentage of net sales decreased to 6.7% in the third quarter of 2005, compared to 7.0% in the third quarter of 2004. Corporate sector segment operating income was $88.6 million in the third quarter of 2005, an increase of 8.9% from $81.3 million in the third quarter of 2004. The increase in corporate sector segment operating income was primarily due to an increase in sales, partially offset by increased expenses related to the ongoing investment in the sales force. Public sector segment operating income was $32.4 million in the third quarter of 2005, an increase of 3.0% from $31.5 million in the third quarter of 2004. Public sector segment operating income increased at a modest rate due to lower gross profit on certain government customer sales and an increase in payroll costs, primarily for field sales coworkers, to support the increase in sales. Headquarters expenses increased to $8.6 million in the third quarter of 2005, compared to $6.7 million in the third quarter of 2004, primarily due to a larger number of coworkers to support a larger and growing business and increased depreciation expense related to software investments made in the second half of 2004 and hardware investments made in 2005.
     We expect to open a new distribution center in North Las Vegas, Nevada by the end of 2005 (discussed in the “Working Capital” section). In addition, we will be adding leased office space, primarily in the Chicago area, for sales and support functions. The new distribution center and additional office space represent infrastructure investments that are necessary to support our future growth. However, these investments will impact selling and administrative expenses and operating income in both the fourth quarter of 2005 and full-year 2006. Total selling and administrative expenses for these investments are estimated at approximately $25 million in 2006, which represents an incremental increase of approximately $17 million over estimated 2005 expenses. Primarily as a result of these investments, we have modified our objective for operating income as a percentage of net sales to a range of 6.1% to 6.6% for these periods. Our objective is to be at the higher end of this range in the fourth quarter of 2005. In 2006, we expect to be at the lower end of this range in the first quarter, however, our objective is to be at the higher end of this range in the fourth quarter. Our previously stated objective for operating income as a percentage of net sales was 6.5% to 7.0%.
     The effective income tax rate, expressed as a percentage of income before income taxes, decreased to 36.9% in the third quarter of 2005 compared to 39.6% in the third quarter of 2004. On April 1, 2005, we voluntarily began collecting sales taxes on sales to all corporate customers in all states that impose sales taxes. Prior to April 1, 2005, we collected sales tax when applicable on sales to corporate customers only in states where the requisite nexus existed. In conjunction with collecting state sales tax, we began filing state income tax returns for all of our legal entities in all states. Due to differences in state income tax laws, including differences in how income is apportioned, we expect our overall effective tax rate to be lower in 2005 than 2004. In the second quarter of 2005, the consolidated income tax rate was estimated at 37.8% for the year. Following additional revisions in the tax rate, the full-year 2005 effective rate is expected to be lower than originally forecasted. The tax rate for the third quarter of 2005 reflects an adjustment to the overall effective tax rate to arrive at a combined rate of 37.4% for the first nine months of 2005, which is the rate the Company currently expects for full-year 2005. The decrease is primarily attributable to an increase in the estimate of tax-exempt interest income from state and municipal securities that will be earned in 2005. The change in the effective tax rate increased diluted earnings per share in the third quarter of 2005 by approximately $0.04, compared to the third quarter of 2004.
     Net income in the third quarter of 2005 was $73.1 million, a 12.2% increase from $65.2 million in the third quarter of 2004. Diluted earnings per share were $0.88 in the third quarter of 2005, an increase of 15.8% from $0.76 in the third quarter of 2004.
Nine Month Period Ended September 30, 2005 Compared to Nine Month Period Ended September 30, 2004
     Net sales in the nine month period ended September 30, 2005 increased 10.7% to $4.685 billion, compared to $4.231 billion in the same period of 2004. Sales of desktop computers and servers, software, data storage devices and netcomm products each increased more than 10% in the first nine months of 2005 over the first nine months of 2004. Corporate sector segment sales increased 8.2% to $3.281 billion in the nine month period ended September 30, 2005 from $3.033 billion in the nine month period ended September 30, 2004, and comprised 70.0% of our total net sales for the period. Public sector segment sales (including sales to healthcare customers) increased 17.1% to $1.403 billion in the nine month period ended September 30, 2005 from $1.198 billion in the nine month period ended September 30, 2004, and comprised 30.0% of our total net sales for the period.
     Gross profit increased 11.1% to $718.9 million in the first nine months of 2005, compared to $646.9 million in the first nine months of 2004. As a percentage of net sales, gross profit was 15.3% in the first nine months of 2005 and 2004. The gross profit percentage remained constant as a larger amount of cooperative advertising funds classified as a reduction of cost of sales and stronger product margins in the first nine months of 2005 were offset by reduced customer charges for delivery, insurance and handling and a lower level of vendor incentives. In the first nine months of 2005, 100% of the cooperative advertising funds were classified as a reduction of cost of sales rather than a reduction of advertising expense.
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
     Selling and administrative expenses increased in the first nine months of 2005 to $320.2 million, compared to $288.0 million in the first nine months of 2004. As a percentage of net sales, selling and administrative expenses were 6.8% in the first nine months of 2005 and 2004. Included in selling and administrative expenses in the first nine months of 2004 were $3.4 million of transition and integration expenses related to the Micro Warehouse transactions. The primary drivers of the increase in selling and administrative expenses were:
•	Payroll costs increased $25.9 million, primarily due to our continued investment in our sales force and increases in administrative areas to support a larger and growing business. Our sales force consists of account managers (including field sales representatives) as well as product category specialists who provide consultation in areas requiring technical or specialized product expertise such as networking, security, data storage and volume software licensing. Payroll costs for the first nine months of 2004 included $1.5 million of expenses for former Micro Warehouse employees performing transition services.

•	Employee-related costs (which includes items such as profit sharing, incentive awards and insurance) increased $4.9 million, primarily due to the $2.6 million of additional profit sharing expense (discussed in Note 3 to the Condensed Consolidated Financial Statements) related to the additional contribution to the 401(k) plan in conjunction with a modification to the Company’s stock option program.

•	Occupancy costs increased $1.0 million. This increase was primarily due to increased depreciation related to asset additions for new sales offices and new financial systems, partially offset by reduced rent. Occupancy costs for the first nine months of 2004 included $0.8 million of facility expenses related to the Micro Warehouse transactions.

•	Other selling and administrative costs increased $0.3 million. The increase was primarily due to increased costs to support a larger and growing business. In the first nine months of 2004, other selling and administrative costs included $1.1 million of expenses related to the Micro Warehouse transactions.
     Advertising expense increased to $86.0 million in the first nine months of 2005, compared to $67.5 million in the same period of 2004. The increase was due to an increase in advertising spending to support ongoing marketing activities and the impact of 100% of cooperative advertising funds being classified as a reduction of cost of sales rather than a reduction of advertising expense.
     Consolidated operating income was $312.6 million in the nine month period ended September 30, 2005, an increase of 7.3% from $291.4 million in the nine month period ended September 30, 2004. Consolidated operating income as a percentage of net sales decreased to 6.7% in the first nine months of 2005, compared to 6.9% in the first nine months of 2004. Corporate sector segment operating income was $253.1 million in the first nine months of 2005, an increase of 4.1% from $243.1 million in the first nine months of 2004. The increase in corporate sector segment operating income was primarily due to an increase in sales, partially offset by increased expenses related to the ongoing investment in the sales force. Public sector segment operating income was $84.1 million in the first nine months of 2005, an increase of 20.5% from $69.8 million in the first nine months of 2004. The increase in public sector segment operating income was primarily due to a 17.1% increase in sales during the first nine months of 2005 compared to the first nine months of 2004. Headquarters expenses increased to $24.6 million in the first nine months of 2005, compared to $21.5 million in the first nine months of 2004, primarily due to a larger number of coworkers and increased depreciation expense, partially offset by $3.4 million of integration expenses related to the Micro Warehouse transactions incurred during 2004 that did not repeat.
     The effective income tax rate, expressed as a percentage of income before income taxes, decreased to 37.4% in the nine month period ended September 30, 2005 compared to 39.7% in the nine month period ended September 30, 2004. On April 1, 2005, we voluntarily began collecting sales taxes on sales to all corporate customers in all states that impose sales taxes. Prior to April 1, 2005, we collected sales tax when applicable on sales to corporate customers only in states where the requisite nexus existed. In conjunction with collecting state sales tax, we began filing state income tax returns for all of our legal entities in all states. Due to differences in state income tax laws, including differences in how income is apportioned, we expect our overall effective tax rate to be lower in 2005 than 2004. In the second quarter of 2005, the consolidated income tax rate was estimated at 37.8% for the year. Following additional revisions in the tax rate, the full-year 2005 effective rate is expected to be lower than originally forecasted. The tax rate for the third quarter of 2005 reflects an adjustment to the overall effective tax rate to arrive at a combined rate of 37.4% for the first nine months of 2005, which is the rate the Company currently expects for full-year 2005. The decrease is primarily attributable to an increase in the estimate of tax-exempt interest income from state and municipal securities that will be earned in 2005. The change in the effective tax rate increased diluted earnings per share in the first nine months of 2005 by approximately $0.08, compared to the first nine months of 2004.
     Net income in the first nine months of 2005 was $201.6 million, a 12.8% increase from $178.7 million in the first nine months of 2004. Diluted earnings per share were $2.40 in the first nine months of 2005, an increase of 16.5% from $2.06 in the first nine months of 2004.
Seasonality
     Sales in our corporate sector segment, which serves primarily business and, to a small extent, consumer customers, have not historically experienced significant seasonality throughout the year. In contrast, sales in our public sector segment have historically been higher in the third quarter than in other quarters due to the buying patterns of federal government and education customers. If sales to federal government and education customers increase as a percentage of overall sales, the Company as a whole may experience increased seasonality in future periods.

Legal Proceedings
     For a description of certain legal proceedings, see Item 1 of Part II of this Form 10-Q.
Liquidity and Capital Resources
Working Capital
     We have historically financed our operations and capital expenditures primarily through cash flows from operations. At September 30, 2005, we had cash, cash equivalents, and current marketable securities of $525.3 million, representing an increase of $47.1 million in cash, cash equivalents, and current marketable securities from December 31, 2004. Our working capital increased $29.8 million, to $1,075.4 million at September 30, 2005 from $1,045.6 million at December 31, 2004. The increase in working capital was primarily a result of increases in cash and cash equivalents, current marketable securities and accounts receivable partially offset by increases in accounts payable and accrued liabilities.
     We have an aggregate $70.0 million available pursuant to two $35.0 million unsecured lines of credit with two financial institutions. One line of credit was renewed in June 2005, and now expires in June 2006. The other line does not have a fixed expiration date. At September 30, 2005, there were no borrowings under either of the credit facilities.
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
     In April 2005, our Board of Directors authorized a share repurchase program of 4,529,600 shares of our common stock, comprised of 1,529,600 shares previously authorized for repurchase under a July 2004 program and authorization to repurchase an additional 3,000,000 shares. These purchases may be made from time to time in both open market and private transactions, as conditions warrant. This repurchase program is expected to remain in effect through April 2007, unless earlier terminated by the Board or completed.
     For the nine month period ended September 30, 2005, we purchased 3,866,300 shares of our common stock at a total cost of $219.5 million (an average price of $56.76 per share). During the three month periods ended March 31, 2005, June 30, 2005 and September 30, 2005, we purchased 2,257,300, 1,485,000 and 124,000 shares, respectively.
     As of September 30, 2005, 2,920,600 shares remained available for repurchase under the April 2005 repurchase program. Repurchased shares are held in treasury pending use for general corporate purposes, including issuances under various employee and director stock plans.
     We currently have one distribution center, located with our corporate headquarters, in Vernon Hills, Illinois. The capacity of this distribution center should be sufficient to handle our expected growth in sales and shipments at least through 2005, based on current projections. We will continue to make investments in this distribution center to further automate the facility and increase its efficiency. In February 2005, we signed a lease for a new distribution center to be constructed in North Las Vegas, Nevada, to support the Company’s growth beyond 2005. Construction began in May 2005 and we expect the new facility to be completed and operational by the end of 2005. Capital expenditures for machinery, equipment and leasehold improvements related to this second distribution center are anticipated to be approximately $35 to $40 million in 2005 and will cause capital expenditures in 2005 to be significantly higher than recent years. However, we believe that our internally generated cash flow will be sufficient to fund these capital expenditures. In addition, we expect to incur approximately $4 to $5 million of operating and start-up costs related to this facility. In the third quarter of 2005, we incurred approximately $1 million of these costs, and in the fourth quarter of 2005, we expect to incur approximately $3 to $4 million of these costs.
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
Cash Flows for the Nine Month Period Ended September 30, 2005
     Net cash provided by operating activities was $238.4 million in the nine month period ended September 30, 2005. The primary factors that affected our cash flow from operations were net income and changes in accounts payable, accounts receivable and merchandise inventory. Accounts payable, accounts receivable and merchandise inventory were all impacted by the increase in sales at the end of the third quarter of 2005.
     Net cash provided by investing activities for the nine month period ended September 30, 2005 was $57.5 million, including $403.6 million provided by redemptions, sales and maturities of marketable securities offset by $306.9 million to purchase marketable securities and $39.1 million for capital expenditures. Capital expenditures during the first nine months of 2005 consisted primarily of investments in computer hardware and software upgrades and machinery and equipment related to the new North Las Vegas distribution center.
     Net cash used in financing activities for the nine month period ended September 30, 2005 was $212.8 million. This included the payment of cash dividends totaling $35.1 million and the repurchase of 3.8 million shares of our common stock at a total cost of $216.1 million, excluding 59,000 shares at a total cost of $3.4 million acquired during September 2005 for which cash settlement did not occur until October 2005. This was partially offset by proceeds of $19.9 million from the exercise of stock options under our various stock option plans, $4.7 million from the issuance of common stock in connection with the Employee Stock Purchase Plan and a $13.9 million increase in book overdrafts between December 31, 2004 and September 30, 2005.
     Any statements in this report that are forward-looking (that is, not historical in nature) are made pursuant to the safe harbor provisions of The Private Securities Litigation Reform Act of 1995. Such forward-looking statements include, for example, statements concerning the Company’s sales growth, gross profit as a percentage of sales, advertising expense and cooperative advertising reimbursements. In addition, words such as “likely,” “may,” “would,” “could,” “should,” “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” and similar expressions, may identify forward-looking statements in this report. Forward-looking statements in this report are based on the Company’s beliefs and expectations as of the date of this report and are subject to risks and uncertainties, including those described below, which may have a significant impact on the Company’s business, operating results or financial condition. Investors are cautioned that these forward-looking statements are inherently uncertain. Should one or more of the risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described herein. The following factors, among others, may have an impact on the accuracy of the forward-looking statements contained in this report: the continued acceptance of the Company’s distribution channel by vendors and customers, the timely availability and acceptance of new products, continuation of key vendor relationships and support programs, the Company’s ability to efficiently manage the opening of its new distribution center in North Las Vegas, Nevada, the continuing development, maintenance and operation of the Company’s I.T. systems, changes and uncertainties in economic and geopolitical conditions that could affect the rate of I.T. spending by the Company’s customers, changes in pricing by our vendors, the ability of the Company to hire and retain qualified account managers and any additional factors described from time to time in the Company’s filings with the Securities and Exchange Commission. These among other factors are discussed in further detail in the 2004 Form 10-K, which was filed with the Securities and Exchange Commission on March 16, 2005, and which discussion is incorporated by reference herein.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
     There has been no material change from the information provided in Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company’s management carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as of the end of the last fiscal quarter. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2005, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.
Changes in Internal Control Over Financial Reporting
     There was no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended September 30, 2005 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
     From time to time, customers of CDW file voluntary petitions for reorganization under the United States bankruptcy laws. In such cases, certain pre-petition payments received by CDW could be considered preference items and subject to return to the bankruptcy administrator. CDW believes that the final resolution of these preference items will not have a material adverse effect on its financial condition.
     In addition, CDW is party to legal proceedings that arise from time to time, both with respect to specific transactions, such as the purchase of certain assets from Micro Warehouse described above, and in the ordinary course of our business. We do not believe that any currently pending or threatened litigation will have a material adverse effect on our financial condition. Litigation, however, involves uncertainties and it is possible that the eventual outcome of litigation could adversely affect our results of operations for a particular period.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities (1)

				(c)
	(a)			Total number of	(d)
	Total		(b)	shares purchased as	Maximum number of
	number of		Average	part of publicly	shares that may yet
	shares		price paid	announced plans or	be purchased under
Period	purchased		per share	programs	the plans or programs

July 1, 2005
through
July 31, 2005	–		–	–	3,044,600

August 1, 2005
through
August 31, 2005	–		–	–	3,044,600

September 1, 2005
through
September 30, 2005	124,000		$57.42	124,000	2,920,600

Total	124,000	(2)	$57.42	124,000

(1)	In July 2004, our Board of Directors authorized a new share repurchase program of 3,988,200 shares of our common stock, comprised of 1,488,200 shares previously authorized for repurchase under the July 2003 program and authorization to repurchase an additional 2,500,000 shares.

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

CDW CORPORATION

Date:	November 8, 2005	By:	/s/ Barbara A. Klein

Barbara A. Klein
Senior Vice President and Chief Financial Officer
(Duly authorized officer and principal financial officer)