Form 10-K
period 2005-12-31
CDW CORP
filed 2006-03-06
CIK 899171

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
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
Registrant’s telephone number, including area code: (847) 465-6000
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Stock
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☑ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 of Section 15(d) of the Exchange Act.
Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☑  Accelerated filer ☐  Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐ No ☑
As of June 30, 2005, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the common stock held by non-affiliates was approximately $3.545 billion, based upon the closing market price per share of $56.95.
As of February 24, 2006, the registrant had 80,307,715 shares of common stock, $0.01 par value, outstanding.
Documents Incorporated by Reference
Portions of the definitive Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on May 17, 2006 are incorporated by reference into Part III.

CDW CORPORATION
FORM 10-K ANNUAL REPORT
FOR THE YEAR ENDED DECEMBER 31, 2005
INDEX

i

PART I

Item 1.	Business.
General
     CDW Corporation (collectively with its subsidiaries, “CDW” or the “Company”) is a leading direct marketer of multi-brand information technology products and services in the United States. The Company was founded in 1984 and reincorporated in 1995 in Illinois. Our extensive offering of products, including hardware and peripherals, software, accessories and other products, combined with our service offerings, provide comprehensive solutions for our customers’ technology needs. We offer customers a broad range of technology products from leading brands such as Adobe, APC, Apple, Cisco, Hewlett-Packard, IBM, Lenovo, Microsoft, Sony, Symantec, Toshiba and ViewSonic, among others. Our dedicated, well-trained coworkers and high volume, cost-efficient operations, supported by our proprietary information technology systems, enable us to offer these products at competitive prices combined with a high level of customer service. We provide a variety of value-added services and web-based tools to our customers, including the ability to custom configure multi-branded solutions, manage software licenses through our Software License Tracker tool, track tagged assets through our IT Asset Management Tracking Database and generate online quotes. We also offer technical support and customer service 24 hours a day, 7 days a week to our customers.
     In September 2003, we purchased selected U.S. assets and the Canadian operations of Micro Warehouse, a reseller of computers, software and peripheral products. Building on the Micro Warehouse transactions, we expanded our customer base, increased our penetration in the public sector, and extended our growth platform into Canada.
     For financial reporting purposes, we have two operating segments, corporate sector and public sector. Our corporate sector customers are concentrated in the small to medium business (SMB) category, which is generally comprised of businesses that have less than 500 employees at a single location. Our public sector customers are comprised of federal, state and local government entities, educational institutions and healthcare customers. (See Note 15 to the Consolidated Financial Statements for certain financial information regarding our two operating segments.)
     In July 2005, we announced the creation of a dedicated healthcare sales team. In creating this team, we consolidated healthcare accounts from across our entire sales organization and transferred these accounts to the new team in the public sector group. This new team focuses on IT solutions addressing the unique needs of a range of customers within the healthcare field.
     For the year ended December 31, 2005, 99% of our net sales were to commercial customers, defined as public sector and corporate sector customers excluding consumers. We create a high degree of customer loyalty through our relationship-focused account managers and value-added services. These account managers become knowledgeable about customer needs and assist customers by providing advice on the selection and configuration of multi-branded technology solutions. We focus on generating repeat sales from existing customers while also generating sales from new customers.
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

     We adhere to a core philosophy known as the CDW CIRCLE OF SERVICE™, which places the customer at the center of all of the Company’s actions. The fundamental element of the CDW CIRCLE OF SERVICE™ is our coworkers, who are highly motivated to share in the Company’s success. The CDW CIRCLE OF SERVICE™ philosophy is based on the premise that “People Do Business With People They Like.” The CDW CIRCLE OF SERVICE™ is a graphic reminder to our coworkers that good service leads to good experiences and increased sales.
     Electronic versions of CDW’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to these reports are available free of charge through our Web site, CDW.com, as soon as reasonably practicable after we electronically file these reports with the Securities and Exchange Commission.
Business Strategy
     The Company’s business strategy is to be a high volume, cost-efficient direct marketer of multi-brand, competitively-priced information technology products and services, while providing a high level of support to our customers. We believe that the following factors are of principal importance in our ability to implement this business strategy:
     Multi-Branded Solutions. We offer more than 100,000 products, which include a wide range of products from leading brands including Adobe, APC, Apple, Cisco, Hewlett-Packard, IBM, Lenovo, Microsoft, Sony, Symantec, Toshiba, ViewSonic and others. With this broad selection of products, we can provide our customers with fully-integrated, multi-branded technology solutions and the convenience of one-stop shopping. We also continuously review and enhance our product mix based on new product introductions and the needs of our customers.
     Customer Focus. We focus our sales and marketing efforts on attracting and serving commercial customers. We believe commercial customers typically have ongoing requirements to purchase sophisticated products and systems and value our relationship-based approach and high level of service. Our field sales force actively calls on selected commercial customers and prospects in person to augment our inside sales force. We also reach our customers through our customized Web sites, CDW@work and CDWG@work.
     Competitive Pricing. We are able to offer our customers competitive prices due to our low cost structure, efficient distribution methods, ability to purchase products both directly from manufacturers as well as through distributors and economies of scale in purchasing products. Our size, financial strength and ability to successfully serve our customers allow us to negotiate advantageous purchasing terms and earn vendor incentives.
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
     Customer Service. Our sales force consists of more than 2,100 account managers, field sales representatives and product category specialists who are highly trained in the Company’s systems and philosophies, and in the products we sell, enabling them to provide a high level of customer service. We assign an account manager to each customer. Account managers obtain an understanding of their customers’ businesses and technology systems and are able to recommend integrated product solutions based on customer needs, past purchases and technological developments. Our account managers provide a high level of customer service utilizing CDW’s proprietary customer relationship management system. Customers also benefit from specialty sales support teams that have in-depth knowledge of and experience with complex technology products and applications in multiple product categories, such as networking solutions, storage applications and software licenses.

     Custom Configuration. We offer custom configuration services such as the installation of accessories and expansion products, loading of software, imaging for custom applications and configuration of network operating systems. These services are performed in specialized configuration centers within our distribution centers. Our custom configuration services benefit our customers by reducing the cost and time necessary to deploy new products into their existing technology environment.
     Technical Support. Our technical staff is well-trained and maintains high levels of professional certification from product manufacturers. We employ a technical staff of more than 170 coworkers with over 425 manufacturer certifications to assist our customers with technical questions and issues during regular business hours. We offer technical support services by telephone 24 hours a day, 7 days a week. We believe that our commitment to service at the time of sale and after the purchase maximizes sales opportunities and encourages repeat customers.
     Proprietary Information Technology Systems. We use proprietary, real-time information technology systems which centralize the management of key functions and generate daily operating reports enabling management to identify and respond quickly to internal changes and to provide high levels of customer satisfaction. We also monitor trends in the information technology industry. We integrate our systems with our Web sites, CDW.com, CDWG.com, macwarehouse.com and CDW.ca, providing real-time information for our customers.
     Effective Inventory Control. Our inventory tracking system, purchasing system, cycle counting system and use of vendor stock balancing programs allow us to minimize our investment in inventory and to reduce inventory discrepancies and the risk of obsolescence while meeting customer needs by shipping orders generally on a same-day basis.
     High Quality Coworkers. We strive to attract, retain and motivate high quality coworkers and provide our coworkers with competitive compensation and incentives designed to maximize performance and productivity. Our objective is, whenever possible, to promote coworkers from within the Company to positions of increased responsibility. Examples of rewards and motivations for our coworkers include short-term incentive programs, profit-sharing and stock-based compensation for coworkers at the manager level and above.
Purchasing and Vendor Relationships
     We purchase products for resale from manufacturers, distributors and other sources, all of whom we consider our vendors. During 2005, we purchased approximately 52% of the products we sold directly from manufacturers and the remaining amount from distributors and other sources. We believe that effective purchasing from a diverse vendor base is a key element of our business strategy. For the year ended December 31, 2005, purchases from distributors Tech Data and Ingram Micro represented approximately 17% and 15%, respectively, of our total purchases. Additionally, in 2005, sales of products manufactured by Hewlett-Packard comprised approximately 28% of our total sales.
     Our marketing and purchasing staffs work together to identify reliable, high-quality suppliers of products and then actively negotiate to achieve the lowest possible cost and expand vendor incentive programs. We seek to establish strong relationships with our vendors. Several of our leading vendors, such as Hewlett-Packard, IBM, Lenovo and Microsoft, have full-time product specialists on-site at our facilities.
     We are authorized by manufacturers to sell via direct marketing all or selected products offered by the manufacturer. Our authorization with each manufacturer provides for certain terms and conditions, which may include one or more of the following: product return privileges, price protection policies, purchase discounts and vendor incentive programs, such as purchase or sales rebates and cooperative advertising reimbursements. Vendors also periodically offer us opportunities to purchase a large amount of product at reduced prices. Vendor incentive programs are at the discretion of the vendors and usually require the achievement of a specified sales volume or growth rate within a specified period of time to qualify for all, or some, of the incentive programs.

Inventory Management/Distribution
     We utilize our proprietary information technology systems to manage our inventory in an aggressive, cost-efficient manner, resulting in a rapid-turn inventory model. Our information technology systems provide information on each item of inventory from the time it is ordered until it is shipped to a customer. We generally only stock items that have attained a minimum sales volume and use vendor stock balancing programs to minimize our investment in inventory.
     Our distribution process is highly automated. Once a customer order is received, by phone, online or by fax, it is processed for credit approval. After credit approval, orders are automatically routed to one of our distribution centers for picking and shipping.
     We operate two distribution centers: a 450,000 square foot facility in Vernon Hills, Illinois, and our new 513,000 square foot facility in North Las Vegas, Nevada. We believe that these distribution centers are ideally located for purposes of shipping products throughout the United States and provide timely access to our principal distributors. Our locations enable us to obtain non-stocked items for same-day shipping. We believe that competitive sources of supply are available in substantially all of the merchandise categories we carry.
     Our second distribution center in North Las Vegas, Nevada became operational in late 2005 and will support the Company’s growth beyond 2005. This new facility is targeted to handle 30% of our total shipping volume by the end of the first quarter of 2006 and will predominantly serve customers located in the Western United States.
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
E-commerce
     We utilize our Web sites and extranets to implement our business strategy. Our objective is to make it easy for our customers to transact business with the Company and ultimately to enhance our customer relationships. Our Web sites include many advanced features to attract new customers and produce sales, including more than 100,000 computer products to search and order online, advanced search capabilities, product specifications, and information on product availability and pricing. During 2005 and 2004, we generated $1.769 billion and $1.526 billion, respectively, of direct online sales over our Web sites, representing approximately 28% and 27% of total sales, respectively.

     We continue to enhance our customized Web sites, marketed as CDW@work and CDWG@work extranets. These sites give customers online access to information such as order and shipping status, payment details, purchase history and details about their dedicated account team. Customers may also use their sites to automate technology purchasing procedures, manage software licenses, inventory asset-tagged items, reprint invoices and retrieve quotes prepared by their account managers. Many customers use the extranets to gather product information, including pricing and availability, and then follow up with their account managers to access the account managers’ knowledge regarding product compatibility and other information.
Sales Activities and Order Fulfillment
     Our success is due in part to the strength of the relationships our account managers develop with our customers by calling existing and potential new customers, providing advice on products, and responding to customer inquiries. Our account managers are trained in Company philosophies and systems, have in-depth product knowledge and are motivated to maximize gross profit and provide high levels of customer service. New account managers are immersed in CDW Academy, our proprietary sales training program, and complete an intensive sales consulting, product training, systems and customer service curriculum. We seek to build customer relationships by generally assigning each customer to the account manager who first serves the customer. Upon subsequent calls to CDW, the customer is directed to its account manager for assistance. In the spirit of teamwork, account managers are encouraged to cooperate and work together to maximize customer satisfaction and gross profit.
     Each catalog and advertisement distributed by the Company bears a toll-free number and Web site address to be used by customers in contacting CDW to place a product order. Telephone calls are answered by account managers who utilize proprietary on-line computer systems to retrieve information regarding product characteristics, cost and availability and to enter customer orders. Account managers enter orders on-line into an order fulfillment system which updates our customer purchase history. Computer processing of orders is performed immediately following the placement of the order and credit approval. We ship most credit approved orders on the day the order is received. We generally ship products to customers by AIT, DHL, Eagle, FedEx, United Parcel Service and other commercial delivery services and invoice customers for delivery charges.
Customers
     We are not dependent on any one customer. For the year ended December 31, 2005, our largest customer comprised approximately 0.4% of net sales and our top five customers comprised approximately 1.3% of net sales. Our corporate customers are primarily small and medium size businesses that generally have less than 500 employees at a single location. We also serve larger corporate customers, including FORTUNE 1000 companies, as either a primary or secondary vendor. Our public sector segment focuses on meeting the technology needs of federal, state and local governments, educational institutions and healthcare customers.
     Our customers are located almost entirely in the United States. Approximately 2% of our sales in 2005 were to customers outside of the continental United States, primarily in Canada.
Custom Configuration and Technical Support
     We offer custom configuration services such as the installation of accessories and expansion products, loading of software, imaging for custom applications and configuration of network operating systems. Custom configurations provide additional value to our customers because they reduce the cost and time necessary to deploy new products into their existing technology environments. The ability to configure products to customer specifications enables CDW to generate incremental sales. In order to meet growing demand for configuration services, we have 24,000 square feet devoted to configuration services in our Vernon Hills, Illinois distribution center, including an 8,000 square foot enterprise configuration center for specialized configuration services. In addition, we have 25,000 square feet of configuration space in our North Las Vegas, Nevada distribution center to be used in performing standard and specialized configuration services.

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
Information Technology Systems
     Our information technology systems are a key element in our ability to maintain what we believe is the lowest cost structure among multi-brand direct marketers of information technology products and services in the United States. Our customized information technology and telephony systems allow for centralized management of key functions, including inventory management, collection of accounts receivable, purchasing, sales and distribution. Additionally, our systems enable the preparation of daily operating reports which provide thorough, detailed and timely information regarding key aspects of our business. Our proprietary information technology systems enable us to enhance productivity, ship customer orders on a same-day basis, respond quickly to industry changes and provide high levels of customer service. Historical customer orders are tracked within our system so that we can provide our customers with updates regarding product upgrades and other information relating to the products they purchase from the Company.
     Our success is dependent on the accuracy and proper utilization of our information technology and telephony systems. We anticipate that we will continue to upgrade the software and hardware for our information technology systems. In addition, our ability to adapt our systems to changes in the competitive environment or to take advantage of additional automation is dependent on our ability to recruit and retain qualified information technology professionals.
Coworkers, Training and Culture
     At December 31, 2005, we employed approximately 4,300 coworkers. We consider our coworker relations to be excellent. No coworkers are covered by collective bargaining agreements.
     We emphasize the recruiting, training and development of high quality coworkers throughout our organization. Our objective is to promote coworkers from within the Company to positions of increased responsibility, whenever possible. We help our coworkers develop through CDW University, our company-wide training program. CDW University provides specialized training in sales and relationship-building techniques, technical certifications, leadership development skills and interpersonal and professional skills.
     We strive to create a supportive and rewarding work environment. In 2006, we were named by FORTUNE magazine as one of the “100 Best Companies to Work For” for the eighth consecutive year. CDW coworkers are encouraged to provide their thoughts and concerns regarding the Company directly to management, including through our whistleblower hotline.
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
     Stock Incentive Plans. In addition to regular compensation, we provide coworkers at the manager level and above with additional long-term incentives designed to maximize performance and productivity. To this end, we have adopted various stock-based compensation plans which enable these coworkers to share in the Company’s success through appreciation in the value of the Company’s stock.
Trademarks and Trade Names
     We conduct business under a number of trademarks, trade names and service marks including “CDW®,” “CDW. THE RIGHT TECHNOLOGY. RIGHT AWAY.®,” “CDW@WORK®,” “CDW-G®,” “CDW-G@WORK®,” and “CDW SOLUTIONEDGE®.” We have taken steps to protect these marks, some of which are registered, and believe they have significant value and are important factors in our marketing programs.

Item 1A.	Risk Factors.
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
     Our business depends on our vendor relationships and the availability of products. We purchase products for resale from manufacturers, distributors and other sources, all of whom we consider our vendors. During 2005, we purchased approximately 52% of the products we sold directly from manufacturers and the remaining amount from distributors and other sources. We are authorized by manufacturers to sell all or some of their products via direct marketing activities. Our authorization with each manufacturer is subject to specific terms and conditions regarding such things as product return privileges, price protection policies, purchase discounts and vendor incentive programs, including purchase rebates, sales volume rebates and cooperative advertising reimbursements.
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
     Sales of Cisco, Hewlett-Packard, IBM, Lenovo, Microsoft, Sony and Toshiba products comprise a substantial portion of our sales. In 2005, sales of products manufactured by Hewlett-Packard represented approximately 28% of our total sales and, therefore, we are dependent on the economic condition and product competitiveness of, and our business relationship with, this manufacturer in particular. In addition, although we purchase from a diverse vendor base, in 2005, products we purchased from distributors Tech Data and Ingram Micro represented approximately 17% and 15%, respectively, of our total purchases. The loss of, or change in business relationship with, any of these or any other key vendors, or the diminished availability of their products, could reduce the supply and increase the cost of products we sell and negatively impact our competitive position. Additionally, the relocation of key distributors utilized in our purchasing model could adversely impact our results of operations. Although to date mergers among manufacturers have not had an adverse impact on our business and results of operations, further consolidation could adversely impact us.
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
     Our sales are dependent on the continued development of new technologies and products. The market for information technology products and services has evolved as a result of the development of new technologies that are transformed by manufacturers into new products and applications. We have been and will continue to be dependent on the development of new technologies and products by manufacturers, as well as the acceptance of those technologies and products by customers. A decrease in the rate of development of new technologies and new products by manufacturers, or the lack of acceptance of those technologies and products by customers, could have an adverse effect on our business and results of operations.
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
     Substantial competition could reduce our market share and significantly harm our financial performance. The market for information technology products and accessories is highly competitive. Our competition includes:
•	national direct marketers, such as Insight Enterprises, PC Connection, PC Mall and Zones;
•	value-added resellers;
•	manufacturers, such as Dell, who sell directly to customers;
•	computer superstores, such as CompUSA;
•	government resellers, such as GTSI;
•	consumer electronic and office supply superstores, such as Best Buy, Circuit City, Office Depot, Office Max and Staples;
•	corporate resellers; and
•	Web resellers, such as Amazon.com, Buy.com and Newegg.com.
     Some of our hardware and software vendors, such as Apple, Hewlett-Packard, IBM, and Lenovo, have sold, and could intensify their efforts to sell, their products directly to customers. In addition, some software manufacturers have developed, and may continue to develop, sales methods that directly provide customers with subscription-based software programs and packages. If either of these trends becomes more prevalent, it could adversely affect our sales growth and profitability.
     We believe that competition may increase in the future, which could require us to reduce prices, increase advertising expenditures or take other actions which may have an adverse effect on our operating results. Some of our competitors have reduced their prices in an attempt to stimulate sales. Decreasing prices of information technology products and accessories resulting from competition and technological changes require us to sell a greater number of products to achieve the same level of net sales and gross profit. If this trend continues and we are unable to attract new customers and sell increased quantities of products, our sales growth and profitability could be adversely affected.
     We are exposed to inventory risks. We are exposed to inventory risks as a result of the rapid technological changes that affect the market and pricing for the products we sell. We seek to minimize our inventory exposure through a variety of inventory management procedures and policies, including our rapid-turn inventory model, as well as vendor price protection and product return programs. However, if we were unable to maintain our rapid-turn inventory model, if there were unforeseen product developments that created more rapid obsolescence or if vendors were to change their terms and conditions, our inventory risks could increase. We also periodically take advantage of cost savings associated with certain opportunistic bulk inventory purchases offered by our vendors. These bulk purchases could increase our exposure to inventory obsolescence.
     Our future operating results may fluctuate significantly. We may experience significant variations in our future quarterly results of operations. These fluctuations may result from many factors, including the condition of the information technology industry in general, shifts in demand and pricing for hardware and software products and the introduction of new products or upgrades. Our operating results are also highly dependent on our level of gross profit as a percentage of net sales. Our gross profit percentage fluctuates due to numerous factors, some of which may be outside of our control. These factors include:
•	our pricing strategies;
•	changes in product costs from vendors;
•	the availability of price protection, purchase discounts and incentive programs from vendors;
•	the availability of cooperative advertising funds from vendors, which are classified as a reduction of cost of sales;
•	the risk of some of the items in our inventory becoming obsolete;
•	the relative mix of products sold, and customers sold to, during the period;
•	general market and competitive conditions; and
•	increases in delivery costs that we cannot pass on to customers.
     A natural disaster or other adverse occurrence at our primary facility could damage our business. We operate our business from a primary facility in Vernon Hills, Illinois. Although we have multiple sales office locations and a second distribution center in North Las Vegas, Nevada, substantially all of our corporate, warehouse and distribution functions are located at our Vernon Hills facility. If the warehouse and distribution equipment at our Vernon Hills facility were to be seriously damaged by a natural disaster or other adverse occurrence, we could utilize third-party distributors to ship products to our customers. However, this may not be sufficient to avoid interruptions in our service and may not enable us to meet all of the needs of our customers. Additionally, this would cause us to incur incremental operating costs. As a result, a natural disaster or other adverse occurrence at our primary facility in Vernon Hills could negatively impact our business and profitability.
     We are heavily dependent on commercial delivery services. We generally ship our products to customers by AIT, DHL, Eagle, FedEx, United Parcel Service and other commercial delivery services and invoice customers for delivery charges. If we are unable to pass on to our customers future increases in the cost of commercial delivery services, our profitability could be adversely affected. Additionally, strikes or other service interruptions by such shippers could adversely affect our ability to deliver products on a timely basis.

     Our earnings and growth rate could be adversely affected by changes in general economic conditions and uncertain geopolitical conditions. Weak general economic conditions, along with uncertainties in geopolitical conditions, could adversely impact our revenue and growth rate. In addition, our revenue, gross margin and earnings could deteriorate in the future as a result of unfavorable economic or political conditions.
     We could be exposed to additional risks if we make acquisitions or alliances. We may pursue transactions, including acquisitions or alliances, to extend or complement our existing business. These types of transactions involve numerous risks, including investor acceptance, finding suitable transaction partners and negotiating terms that are acceptable to us, the diversion of management’s attention from other business concerns, entering product or geographic markets in which we have limited experience, the potential loss of key coworkers or business relationships and successfully integrating acquired businesses, any of which could adversely affect our operations or the price of our stock.
     The failure to comply with our public sector contracts could result in, among other things, fines or other liabilities. Revenues from the public sector segment are derived from sales to federal, state and local governmental departments and agencies, as well as to educational institutions and healthcare customers, through various contracts and open market sales. Government contracting is a highly regulated area. Noncompliance with government procurement regulations or contract provisions could result in civil, criminal, and administrative liability, including substantial monetary fines or damages, termination of government contracts, and suspension, debarment or ineligibility from doing business with the government. The effect of any of these possible actions by any governmental department or agency could adversely affect our business and results of operations.
     We are exposed to the risks of a global market. Many of our products are either produced, or have major components produced, in the Asia Pacific region. We engage in U.S. dollar denominated transactions with U.S. divisions and subsidiaries of companies located in this region. As a result, we may be indirectly affected by risks associated with international events, including economic and labor conditions, political instability, tariffs and taxes, availability of products and currency fluctuations in the U.S. dollar versus the regional currencies. In the past, countries in the Asia Pacific region have experienced volatility in their currency, banking and equity markets. Future volatility could adversely affect the supply and price of products and components and ultimately, our results of operations.
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

Item 1B.	Unresolved Staff Comments.
     None.

Item 2.	Properties.
     The locations of our various facilities across the United States and in Canada are listed below. For more information on lease obligations, see Note 8 to the Consolidated Financial Statements.

	Square	Owned /
Location	Footage	Leased	Purpose
10 S. Riverside, Chicago, Illinois	72,000	Leased	Sales Office

120 S. Riverside, Chicago, Illinois	180,000	Leased	Sales Office

Eatontown, New Jersey	35,000	Leased	Sales Office

Etobicoke, Ontario, Canada	18,000	Leased	Corporate Office / Sales Office

Herndon, Virginia	19,000	Leased	Sales Office

Mettawa, Illinois	156,000	Leased	Sales Office

North Las Vegas, Nevada	513,000	Leased (1)	Distribution Center

Shelton, Connecticut	18,000	Leased	Sales Office

200 N. Milwaukee, Vernon Hills, Illinois	550,000	Owned	Corporate Office / Distribution Center /
			Business Technology Center

300 N. Milwaukee, Vernon Hills, Illinois	75,000	Leased	Corporate Office

Voorhees, New Jersey	18,000	Leased	Sales Office

(1)	The Company has an option to purchase the building and the real property on which the building is located for a purchase price of $29.5 million at any time during the first two years of the lease.

Item 3.	Legal Proceedings.
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
     There were no matters submitted during the fourth quarter of 2005 to a vote of security holders.
PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
     The following table sets forth for the periods indicated the high and low sales prices for the Company’s common stock, which is traded on The Nasdaq Stock Market® under the symbol “CDWC”. As of January 13, 2006, there were approximately 20,436 beneficial owners of the Company’s common stock.

	2005		2004
Quarter Ended	Low	High	Low	High
March 31	$55.46	$66.97	$58.06	$74.45
June 30	$51.86	$60.58	$61.30	$70.93
September 30	$56.00	$64.15	$56.07	$65.20
December 31	$53.51	$61.00	$56.61	$68.26
     The following table presents information on cash dividends paid during the past two years:

	Dividend Per	Total Dividend
Date Paid	Share	(in thousands)
June 30, 2005	$0.43	$35,114
June 30, 2004	$0.36	$30,027
Although in future years we plan to announce any dividend following the annual shareholders meeting, typically held in May, the timing and amount of any future dividends will depend upon the earnings, cash requirements and financial condition of the Company and other factors deemed relevant by our Board of Directors.

Issuer Purchases of Equity Securities (1)

				(c)
	(a)			Total number of	(d)
	Total		(b)	shares purchased as	Maximum number of
	number of		Average	part of publicly	shares that may yet
	shares		price paid	announced plans or	be purchased under
Period	purchased		per share	programs	the plans or programs
October 1, 2005 through
October 31, 2005	694,000		$55.18	694,000	2,226,600

November 1, 2005 through
November 30, 2005	10,000		$55.34	10,000	2,216,600

December 1, 2005 through
December 31, 2005	—		—	—	2,216,600

Total	704,000	(2)	$55.18	704,000

(1)	In July 2004, our Board of Directors authorized a new share repurchase program of 3,988,200 shares of our common stock, comprised of 1,488,200 shares previously authorized for repurchase under a July 2003 program and authorization to repurchase an additional 2,500,000 shares.

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

Item 6.   Selected Financial Data
CDW Corporation and Subsidiaries
Selected Financial Data
(in thousands, except per share amounts)

	Year Ended December 31,
	2005	2004	2003		2002	2001
Income Statement Data:
Net sales	$6,291,845	$5,737,774	$4,664,616		$4,264,579	$3,961,545
Income from operations	$419,634	$392,759	$284,458		$298,178	$268,198
Net income	$272,092	$241,445	$175,186	(1)	$185,249	$168,686
Earnings per share:
Basic	$3.35	$2.90	$2.10	(1)	$2.18	$1.97
Diluted	$3.26	$2.79	$2.03	(1)	$2.10	$1.89
Dividends per share	$0.43	$0.36	$0.30		$0.00	$0.00

	December 31,
	2005	2004	2003	2002	2001
Financial Position:
Cash, cash equivalents and marketable securities	$610,926	$603,623	$562,360	$504,614	$394,381
Total assets	$1,649,056	$1,520,935	$1,311,632	$1,095,664	$937,029
Total debt and capitalized lease obligations	$—	$—	$—	$—	$—

(1)	Includes $22.3 million ($13.5 million after tax) of transaction and integration expenses recorded in connection with the Micro Warehouse transactions. These expenses impacted basic and diluted earnings per share by $0.16 per share.

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Consolidated Financial Statements and the Notes thereto.
Overview
     We are a leading direct marketer of multi-brand information technology products and services in the United States. Our primary business is conducted from a combined corporate office and distribution center located in Vernon Hills, Illinois, sales offices in Illinois, Virginia, Connecticut, New Jersey, and Toronto, Canada, and a distribution center in North Las Vegas, Nevada. Additionally, we market and sell products through CDW.com, CDWG.com, macwarehouse.com and CDW.ca, our Web sites.
     For financial reporting purposes, we have two operating segments: corporate sector, which is primarily comprised of business customers, but also includes consumers (which generated approximately 1% and 2% of net sales in 2005 and 2004, respectively); and public sector, which is comprised of federal, state and local government entities, educational institutions and healthcare customers. In the first quarter of 2005, we revised our operating segments, which reflect the basis for making operating decisions and assessing performance. In July 2005, the Company announced the creation of a dedicated healthcare sales team. For financial reporting purposes, results of operations and assets related to healthcare customers are reported as part of the public sector segment. See Note 15 to the Consolidated Financial Statements for more information on our operating segments.
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

     In accordance with this revenue recognition policy, we estimate the value of products that have shipped but that have not been received by the customer and record an adjustment to reverse the impact of these sales out of our results for the current period and into our results for the subsequent period. In doing so, we perform an analysis to determine the estimated number of days that product is in transit, using data from commercial delivery services and other sources. Changes in delivery patterns may result in a different number of business days used in making this adjustment and could have a material impact on our revenue recognition for the current period.
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
     As discussed in Note 2 to the Consolidated Financial Statements, we have accounted for our stock-based compensation programs according to the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Accordingly, compensation expense is recognized to the extent of employee or director services rendered based on the intrinsic value of compensatory options or shares granted under the plans.
     Historically, stock options have been granted annually to all CDW coworkers as part of the Company’s overall compensation plan. As announced on April 29, 2005, after studying the potential impact of SFAS 123R and taking into consideration the results of coworker surveys and focus groups, the Compensation and Stock Option Committee (the “Committee”) of the Company’s Board of Directors approved certain modifications to the Company’s compensation structure. As modified, the Company’s compensation structure for coworkers includes the following features:
•	CDW officers, directors and managers will participate in the Company’s employee stock option plan on an annual basis. Except as noted below, these grants will be determined in a manner consistent with how prior grants have been determined.

•	Coworkers below manager level will no longer be granted options on an annual basis. There may be minor, discrete grants made to specific coworkers below manager level in recognition of outstanding performance or significant contribution to the Company.

•	All coworkers will be eligible for an additional discretionary profit-sharing contribution from the Company to the CDW Corporation Employees’ Profit Sharing Plan (the “Plan”). The amount of the discretionary contribution, if any, will be determined annually by the Committee. The Committee approved a $1,000 profit sharing contribution with respect to each coworker who was eligible to participate in the Plan and was employed on December 31, 2005. The cost of this 2005 contribution was approximately $4 million (pre-tax) and was recognized equally over the months of April through December 2005. In 2005, CDW officers, directors and managers have, as an offset to the increased contribution, received slightly fewer options than they otherwise would have received.

•	All unvested options granted prior to January 1, 2005 held by coworkers at the manager level and below who were employed on December 31, 2005 became fully vested effective December 31, 2005. In connection with the acceleration of vesting, the Company recorded a charge of $3.7 million (pre-tax) in the fourth quarter of 2005.
     The acceleration of vesting was undertaken primarily so that compensation expense for the accelerated options will not be recognized in the Company’s income statement in future periods upon adoption of SFAS 123R. It is estimated that the compensation expense for stock options will be approximately $16 to $17 million (pre-tax) in 2006. This estimate is based on an assumption regarding the number of stock options that would be forfeited and an assumption of the number of options that would be granted in 2006 and the valuation of such stock options at the time of grant. The estimated stock-based compensation expense for 2006 does not include the expense for any additional discretionary profit-sharing contribution the Company may make to the Plan for 2006 similar to the contribution to be made for 2005, as described above.
     In addition, after studying the potential impact of SFAS 123R, certain modifications to the Company’s Employee Stock Purchase Plan (“ESPP”) were approved. The ESPP provided that eligible coworkers may contribute up to 15% of their eligible compensation towards the quarterly purchase of our common stock. Historically, the coworkers’ purchase price was 85% of the lesser of the fair market value of the stock on the first business day or the last business day of the quarterly offering period. Effective January 1, 2006, the coworkers’ purchase price will be 95% of the fair market value of the stock on the last business day of the quarterly offering period.
     See Note 3 to our Consolidated Financial Statements for information on other recently issued or newly adopted accounting pronouncements.

Results of Operations
     The following table sets forth for the periods indicated information derived from our consolidated statements of income expressed as a percentage of net sales:

	Percentage of Net Sales
Financial Results	Years Ended December 31,
	2005	2004	2003
Net sales	100.0%	100.0%	100.0%
Cost of sales	84.6	84.8	85.6

Gross profit	15.4	15.2	14.4
Selling and administrative expenses	6.9	6.7	7.0
Net advertising expenses	1.8	1.6	1.3

Income from operations	6.7	6.9	6.1
Interest and other income	0.2	0.1	0.1

Income before income taxes	6.9	7.0	6.2
Income tax provision	2.6	2.8	2.4

Net income	4.3%	4.2%	3.8%

     The following table sets forth for the periods indicated a summary of certain of our consolidated operating statistics:

Operating Statistics	Years Ended December 31,
	2005	2004	2003
% of sales to commercial customers (1)	98.9%	98.1%	97.9%
Sales force, end of period	2,153	2,012	1,924
Annualized inventory turnover (2)	24	24	24
Accounts receivable — days sales outstanding	37	37	35
Direct web sales (000’s)	$1,769,032	$1,525,712	$1,056,761
Net sales per coworker (000’s)	$1,545	$1,504	$1,402
Return on shareholders’ equity	22.4%	21.1%	17.8%

(1)	Commercial customers is defined as public sector and corporate sector customers excluding consumers.

(2)	Starting in 2004, annualized inventory turnover is computed on an average daily basis. Annualized inventory turnover for 2003 has been restated using the new method.

     The following table presents net sales of products by product category as a percentage of total net sales of products. Net sales of products do not include items such as commission revenue or delivery charges to customers and were approximately 97% of total net sales in the years ended December 31, 2005, 2004 and 2003. Net sales of products for the calculations in this table and the table of product category growth immediately following reflect an adjustment we make in our consolidated financial statements for the value of products that have shipped but that have not been received by the customer. We record an adjustment to reverse the estimated impact of these sales out of our results for the current period and into our results for the subsequent period.
     Product lines are based upon internal product code classifications. Product mix for the years ended December 31, 2004 and 2003 have been retroactively adjusted for certain changes in individual product classifications and to reflect the adjustment for products shipped but not received by the customer as described above.

Analysis of Product Mix	Years Ended December 31,
	2005	2004	2003
Notebook computers and accessories	12.7%	13.7%	12.9%
Desktop computers and servers	14.1	13.7	13.1

Subtotal computer products	26.8	27.4	26.0
Software	17.3	16.8	16.8
Data storage devices	13.8	13.4	14.1
Printers	12.2	12.7	13.8
NetComm products	10.1	9.7	10.0
Video	9.2	9.4	9.0
Add-on boards/memory	4.5	4.6	4.4
Input devices	3.3	3.3	3.4
Other	2.8	2.7	2.5

Total	100.0%	100.0%	100.0%

     The following table represents the change in year-over-year net sales of products by product category for each of the periods indicated. Product lines are based upon internal product code classifications. The rates of change for the years ended December 31, 2004 and 2003 have been retroactively adjusted for certain changes in individual product classifications and to reflect the adjustment for products shipped but not received by the customer as described above.

Analysis of Product Category Growth	Years Ended December 31,
	2005	2004	2003
Notebook computers and accessories	1.2%	32.6%	8.9%
Desktop computers and servers	12.6	30.3	6.7
Subtotal computer products	6.9	31.5	7.8
Software	13.2	24.5	1.5
Data storage devices	13.4	17.8	7.2
Printers	5.2	14.7	12.4
NetComm products	14.5	20.7	6.7
Video	7.8	29.6	10.0
Add-on boards/memory	8.0	29.2	12.5
Input devices	7.9	23.2	16.3
Other	18.0	26.8	25.8

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004
     Net sales in 2005 increased 9.7% to a record $6.292 billion, compared to $5.738 billion in 2004. Sales of desktop computers and servers, software, data storage devices and netcomm products each increased over 10% in 2005 over 2004. Corporate sector segment sales increased 7.4%, to $4.411 billion in 2005 from $4.105 billion in 2004, and comprised 70% of our total net sales for 2005. Public sector segment sales (including sales to healthcare customers) increased 15.2%, to $1.881 billion in 2005 from $1.633 billion in 2004, and comprised 30% of our total sales for 2005.
     Gross profit increased 11.2% to $967.6 million in 2005, compared to $870.1 million in 2004. As a percentage of net sales, gross profit was 15.4% in 2005, compared to 15.2% in 2004. The increase in the gross profit percentage was primarily due to a larger amount of cooperative advertising funds classified as a reduction of cost of sales and improved product margins, partially offset by reduced customer charges for delivery and a lower level of vendor incentives. In 2005, 100% of cooperative advertising funds were classified as a reduction of cost of sales rather than a reduction of advertising expense, compared to 91% in 2004.
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
     Selling and administrative expenses increased 12.1% to $433.5 million in 2005, compared to $386.6 million in 2004, while increasing as a percentage of net sales to 6.9% versus 6.7% in 2004. Included in selling and administrative expenses in 2004 were $3.9 million of transaction and integration expenses related to the Micro Warehouse transactions. The primary drivers of the increase in selling and administrative expenses are discussed below.
•	Payroll costs increased $38.3 million, primarily due to our continued investment in our sales force and increases in administrative areas to support a larger and growing business. Our sales force increased to 2,153 at December 31, 2005, from 2,012 at December 31, 2004. Our sales force consists of account managers (including field sales representatives) as well as product category specialists who provide consultation in areas requiring technical or specialized product expertise such as networking, security, data storage, and volume software licensing. In addition, payroll costs for 2005 include $3.7 million of compensation expense in connection with the acceleration of vesting of stock options for coworkers through the manager level. Payroll costs for 2004 included $1.5 million of expenses for former Micro Warehouse employees performing transition services.

•	Employee-related costs (which include items such as profit sharing, incentive awards, and insurance) increased $2.8 million, primarily due to $4.0 million of additional profit sharing expense (discussed in Note 3 to the Consolidated Financial Statements) related to the additional contribution to the 401(k) plan in conjunction with a modification to the Company’s stock option program and increased expenses to support a larger number of coworkers. These expenses were partially offset by a reduction of $5.3 million in an accrual for a company-wide incentive bonus program. The accrual was adjusted based on certain program modifications which provided for specific payout levels for partial achievement of full year financial objectives.

•	Occupancy costs increased $1.7 million. This increase was primarily due to increased depreciation related to asset additions for new sales offices and new financial systems, partially offset by reduced rent. Occupancy costs for 2004 included $0.8 million of facility expenses related to the Micro Warehouse transactions.

•	Other selling and administrative costs increased $4.1 million. The increase was primarily due to increased administrative expenses required to support a larger business, such as professional fees and travel and entertainment expenses. Other selling and administrative costs for 2004 included $1.6 million of costs related to the Micro Warehouse transactions.
     Net advertising expense increased to $114.5 million in 2005, compared to $90.8 million in 2004. This was due to an increase in gross advertising expense and an increase in cooperative advertising funds classified as a reduction of cost of sales rather than as a reduction of advertising expense in 2005 compared to 2004. As a percentage of net sales, net advertising expense increased to 1.8% in 2005, compared to 1.6% in 2004.
     Consolidated operating income was $419.6 million in 2005, a 6.8% increase from $392.8 million in 2004. Consolidated operating income as a percentage of net sales was 6.7% in 2005, compared to 6.9% in 2004. Corporate sector segment operating income was $341.8 million in 2005, a 4.4% increase from $327.5 million in 2004. The increase in corporate sector segment operating income was primarily due to an increase in sales, partially offset by increased expenses related to the ongoing investment in the sales force. Public sector segment operating income was $110.4 million in 2005, an 18.2% increase from $93.4 million in 2004. The increase in public sector segment operating income was primarily due to a 15.2% increase in sales during 2005 compared to 2004. Headquarters expenses increased to $32.6 million in 2005, compared to $28.2 million in 2004, primarily due to a larger number of coworkers and increased depreciation expense, partially offset by $3.9 million of integration expenses related to the Micro Warehouse transactions incurred during 2004 that did not repeat. Headquarters expenses also included $3.7 million of compensation expense in connection with the acceleration of vesting of stock options for coworkers through the manager level and the impact of a $5.3 million reduction in an accrual for a company-wide incentive bonus program.
     Our new distribution center in North Las Vegas, Nevada became operational in December 2005 (discussed in the “Working Capital” section). In addition, we will be adding leased office space, primarily in the Chicago area, for sales and support functions. The new distribution center and additional office space represent infrastructure investments that are necessary to support our future growth. However, these investments will impact selling and administrative expenses and operating income in 2006. Total selling and administrative expenses for these investments are estimated at approximately $25 million in 2006, which would represent an increase of approximately $17 million over 2005 expenses.
     As a result of the increased expenses related to the infrastructure investments, the expenses related to stock-based compensation under SFAS 123R and anticipated increased payroll tax expense related to stock option exercises (due to stock options for which vesting was accelerated as of December 31, 2005), we have modified our objective for operating income as a percentage of net sales to a range of 5.7% to 6.4% for 2006. We expect to be at the lower end of this range in the first quarter, however, our objective is to be at the higher end of this range in the fourth quarter. Excluding the impact of stock-based compensation expense under SFAS 123R (approximately $16 to $17 million pre-tax) and the payroll tax expense applicable to stock option exercises related to options for which vesting was accelerated (approximately $2.5 to $3.5 million pre-tax), and therefore, on a non-GAAP basis, this range is 6.1% to 6.6% for 2006. The non-GAAP objective for operating income as a percentage of net sales is included in this discussion because the Company believes it provides a meaningful comparison to reported results of prior periods.
     The effective income tax rate, expressed as a percentage of income before income taxes, decreased to 37.2% in 2005 compared to 39.6% in 2004. On April 1, 2005, we voluntarily began collecting sales taxes on sales to all corporate customers in all states that impose sales taxes. Prior to April 1, 2005, we collected sales tax when applicable on sales to corporate customers only in states where the requisite nexus existed. In conjunction with collecting state sales tax, we began filing state income tax returns for all of our legal entities in all states. Due to differences in state income tax laws, including differences in how income is apportioned, we expected our overall effective tax rate to be lower in 2005 than 2004. The change in the effective tax rate increased diluted earnings per share in 2005 by approximately $0.13 compared to 2004. The effective tax rate for 2006 is estimated at 37.5%. The increase in the effective tax rate is due primarily to increased state income taxes due to rate and law changes.

     Net income in 2005 was $272.1 million, a 12.7% increase from $241.4 million in 2004. Diluted earnings per share were $3.26 in 2005, an increase of 16.8% from $2.79 in 2004.
Year Ended December 31, 2004 Compared to Year Ended December 31, 2003
     Net sales in 2004 increased 23.0% to $5.738 billion, compared to $4.665 billion in 2003. The increase in net sales was due to organic growth and the fact that 2004 included a full year of sales made by former members of the Micro Warehouse sales force who joined CDW in September 2003 in conjunction with the Micro Warehouse transactions. We experienced double-digit unit volume growth in most product categories on a year-over-year basis. Sales of notebook computers and accessories, desktop computers and servers, software, netcomm products, video, add-on boards/memory and input devices each increased over 20% in 2004 over 2003. Corporate sector segment sales increased 23.4%, to $4.105 billion in 2004 from $3.328 billion in 2003, and comprised 72% of our total sales for 2004. Public sector segment sales (including sales to healthcare customers) increased 22.1%, to $1.633 billion in 2004 from $1.337 billion in 2003, and comprised 28% of our total sales for 2004.
     Gross profit increased 29.1% to $870.1 million in 2004, compared to $673.8 million in 2003. As a percentage of net sales, gross profit was 15.2% in 2004, compared to 14.4% in 2003. The increase in the gross profit percentage was primarily due to an increase in vendor incentives, an increase in cooperative advertising funds classified as a reduction of cost of sales, and an increase in net service contract revenue. Vendor incentives increased due to achieving goals set by our vendor partners. Cooperative advertising funds classified as a reduction of cost of sales increased due to a higher level of cooperative advertising funds received from our vendors and the classification of a higher percentage of these funds as a reduction of cost of sales rather than as a reduction of advertising expense in 2004. The increase in net service contract revenue was due to higher sales of products accounted for on a net basis, such as warranties and software assurance products.
     Selling and administrative expenses increased 18.9% to $386.6 million in 2004, compared to $325.2 million in 2003, while decreasing as a percentage of net sales to 6.7% versus 7.0% in 2003. Included in selling and administrative expenses in 2004 and 2003 were $3.9 million and $20.2 million, respectively, of transaction and integration expenses related to the Micro Warehouse transactions. The primary drivers of the increase in selling and administrative expenses are discussed below.
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
     Consolidated operating income was $392.8 million in 2004, a 38.1% increase from $284.5 million in 2003. Consolidated operating income as a percentage of net sales increased to 6.9% in 2004, compared to 6.1% in 2003. Corporate sector segment operating income was $327.5 million in 2004, a 23.5% increase from $265.2 million in 2003. Public sector segment operating income was $93.4 million in 2004, a 51.0% increase from $61.9 million in 2003. Headquarters expenses were $28.2 million in 2004, compared to $42.6 million in 2003. Headquarters expenses included $3.9 million and $22.0 million of expenses related to the Micro Warehouse transactions in 2004 and 2003, respectively.
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
Seasonality
     Sales in our corporate sector segment, which primarily serves business customers, have not historically experienced significant seasonality throughout the year. In contrast, sales in our public sector segment have historically been higher in the third quarter than in other quarters due to the buying patterns of federal government and education customers. If sales to federal government and education customers increase as a percentage of overall sales, the Company as a whole may experience increased seasonality in future periods.
Legal Proceedings
     For a description of certain legal proceedings, see Item 3 of Part I of this Form 10-K.
Liquidity and Capital Resources
Working Capital
     We have historically financed our operations and capital expenditures primarily through cash flow from operations. At December 31, 2005, we had cash, cash equivalents, and current marketable securities of $571.8 million, representing an increase of $93.6 million in cash, cash equivalents, and current marketable securities from December 31, 2004. Our working capital increased $87.9 million, to $1,133.5 million at December 31, 2005 from $1,045.6 million at December 31, 2004. The increase in working capital was a result of increases in cash, cash equivalents, and current marketable securities, accounts receivable and merchandise inventory, partially offset by increases in accounts payable and accrued expenses.
     We have an aggregate $70.0 million available pursuant to two $35.0 million unsecured lines of credit with two financial institutions. One line of credit was renewed in June 2005, and now expires in June 2006. The other line does not have a fixed expiration date. Borrowings under the first credit facility bear interest at the prime rate less 2.5%, LIBOR plus 0.5% or the federal funds rate plus 0.5%, as determined by the Company. Borrowings under the second credit facility bear interest at the prime rate less 2.5%, LIBOR plus 0.45% or the federal funds rate plus 0.45%, as determined by the Company. The Company does not incur any facility fees associated with either line of credit. At December 31, 2005, there were no borrowings under either of the credit facilities.
     We have entered into security agreements with certain financial institutions in order to facilitate the purchase of inventory from various suppliers under certain terms and conditions. The agreements allow for a maximum credit line of $80.0 million collateralized by inventory purchases financed by the financial institutions. We do not incur any interest expenses associated with these agreements, as we pay the balances when they are due. At December 31, 2005 and 2004, we owed the financial institutions approximately $43.8 million and $29.3 million, respectively, which is included in trade accounts payable.
     Since 1998, we have repurchased a total of 13,483,400 shares of our common stock at a total cost of $649.2 million under various share repurchase programs authorized by our Board of Directors. Our current program authorizing the repurchase of 4,529,600 shares was approved by our Board of Directors in April 2005. Share repurchases may be made from time to time in both open market and private transactions, as conditions warrant. The current repurchase program is expected to remain in effect through April 2007, unless earlier terminated by the Board or completed. The following table presents share repurchases for the years ended December 31, 2005, 2004 and 2003:

		Amount
Year	Shares	(in thousands)
2005	4,570,300	$258,298
2004	1,352,300	$86,010
2003	1,852,424	$76,324
     As of December 31, 2005, 2.2 million shares remained available for repurchase under our current program. Repurchased shares are held in treasury pending use for general corporate purposes, including issuances under various stock plans.
     The following table presents information on dividends paid during the past three years:

	Dividend Per	Total Dividend
Date Paid	Share	(in thousands)
June 30, 2005	$0.43	$35,114
June 30, 2004	$0.36	$30,027
September 26, 2003	$0.30	$24,867
     In future years, we plan to announce any dividend following the annual shareholders meeting, typically held in May. The timing and amount of any future dividends will depend upon the earnings, cash requirements and financial condition of the Company and other factors deemed relevant by our Board of Directors.
     In February 2005, we signed a lease for a new distribution center to be constructed in North Las Vegas, Nevada, to support the Company’s growth beyond 2005. This new facility became operational in December 2005. Capital expenditures for machinery, equipment and leasehold improvements related to this second distribution center were approximately $26 million in 2005 and caused capital expenditures in 2005 to be significantly higher than previous years. We anticipate that total capital expenditures for this second distribution center will be $33 million to $35 million. Our internally generated cash flow has been sufficient to fund these capital expenditures and we believe this will continue. In addition, we incurred approximately $3 million of operating and start-up costs related to this facility, primarily in the third and fourth quarters of 2005. These costs are included in selling and administrative expenses in 2005.
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
Cash Flows
     Net cash provided by operating activities in 2005 was $303.7 million compared to $184.2 million in 2004. The primary factors that affected our cash flow from operations were net income and changes in accounts receivable, accounts payable and merchandise inventory. Accounts receivable, accounts payable and merchandise inventory were all impacted by the increase in sales during 2005.
     Net cash used in investing activities for the year ended December 31, 2005 was $4.0 million, including $467.1 million provided by redemptions, sales and maturities of marketable securities offset by $422.1 million to purchase marketable securities and $49.1 million for capital expenditures. Capital expenditures during 2005 consisted primarily of investments in computer hardware and software upgrades and machinery and equipment related to the new North Las Vegas distribution center.
     Net cash used in financing activities for the year ended December 31, 2005 was $247.3 million. This included the payment of cash dividends totaling $35.1 million and the repurchase of 4,570,300 shares of our common stock at a total cost of $258.3 million. These items were partially offset by proceeds of $23.2 million from the exercise of stock options under our various stock option plans, $6.5 million from the issuance of common stock in connection with the Employee Stock Purchase Plan and a $16.4 million increase in book overdrafts between December 31, 2004 and December 31, 2005.
Aggregate Contractual Obligations
     At December 31, 2005, we were obligated under various operating lease agreements that expire at various dates through 2021. These lease agreements generally provide for minimum rent payments and a proportionate share of operating expenses and property taxes and include certain renewal and expansion options. We expect to fulfill these commitments from our working capital.
     During 2005, we signed a lease agreement for our new distribution center in North Las Vegas, Nevada. Also, during 2005, we signed various lease agreements for additional office space, primarily in the Chicago area, for sales and support functions.
     For the years ended December 31, 2005, 2004 and 2003, rent expense was $11.4 million, $13.8 million and $11.3 million, respectively. The following table summarizes our contractual commitments under operating lease agreements as of December 31, 2005 (in thousands):

		Less than			Over 5
	Total	1 year	1-3 years	3-5 years	years
Operating leases	$145,131	$9,780	$24,600	$25,801	$84,950

     Any statements in this report that are forward-looking (that is, not historical in nature) are made pursuant to the safe harbor provisions of The Private Securities Litigation Reform Act of 1995. Such forward-looking statements include, for example, statements concerning the Company’s sales growth, cooperative advertising reimbursements, gross profit as a percentage of sales, selling and administrative expenses, advertising expense, operating income as a percentage of sales, and effective tax rate. In addition, words such as “likely,” “may,” “would,” “could,” “should,” “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “objective,” and similar expressions, may identify forward-looking statements in this report. Forward-looking statements in this report are based on the Company’s beliefs and expectations as of the date of this report and are subject to risks and uncertainties, including those outlined in detail in this report in Item 1 - Business under the heading “Certain Factors Affecting CDW’s Business” and other factors identified from time to time in the Company’s filings with the Securities and Exchange Commission. Such risks and uncertainties may have a significant impact on the Company’s business, operating results or financial condition. Investors are cautioned that these forward-looking statements are inherently uncertain. Should one or more of the risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described herein.
Item 7A.   Quantitative and Qualitative Disclosures About Market Risk.
     The Company’s investments in marketable securities as of December 31, 2005 all mature before September 15, 2007 and are concentrated in U.S. Government and Government agency securities, municipal bonds and corporate fixed income securities. As such, the risk of significant changes in the value of these securities as a result of a change in market interest rates is minimal.

Item 8.   Financial Statements and Supplementary Data.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2005.
Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included herein.
CDW Corporation
Vernon Hills, Illinois
March 3, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and
Shareholders of CDW Corporation:
We have completed integrated audits of CDW Corporation’s 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005, and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.
Consolidated financial statements and financial statement schedule
In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of CDW Corporation and its subsidiaries at December 31, 2005 and December 31, 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
Internal control over financial reporting
Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing on page 28 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
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

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Chicago, Illinois
March 3, 2006

CDW CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	December 31,
	2005	2004
Assets

Current assets:
Cash and cash equivalents	$201,250	$148,804
Marketable securities	370,500	329,393
Accounts receivable, net of allowance for doubtful accounts of $9,564 and $9,890, respectively	637,245	580,035
Merchandise inventory	243,564	213,222
Miscellaneous receivables	27,848	24,364
Deferred income taxes	12,562	13,718
Prepaid expenses	8,274	6,901

Total current assets	1,501,243	1,316,437

Marketable securities	39,176	125,426
Property and equipment, net	97,277	68,595
Other assets	11,360	10,477

Total assets	$1,649,056	$1,520,935

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	$245,201	$167,877
Accrued expenses:
Compensation	42,585	41,178
Income taxes	7,409	14,661
Sales taxes	21,473	6,236
Advertising	18,193	17,535
Other	32,900	23,377

Total current liabilities	367,761	270,864

Long-term liabilities	16,730	8,654

Commitments and contingencies	—	—

Shareholders’ equity:
Preferred shares, $1.00 par value; 5,000 shares authorized; none issued	—	—
Common shares, $.01 par value; 500,000 shares authorized; 93,447 and 92,197 shares issued, respectively	934	922
Paid-in capital	507,832	462,953
Retained earnings	1,405,263	1,168,285
Unearned compensation	(400)	(17)
Accumulated other comprehensive income	163	203

	1,913,792	1,632,346

Less cost of common shares in treasury; 13,483 shares and 8,913 shares, respectively	(649,227)	(390,929)

Total shareholders’ equity	1,264,565	1,241,417

Total liabilities and shareholders’ equity	$1,649,056	$1,520,935

The accompanying notes are an integral part of the consolidated financial statements.

CDW CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	Years Ended December 31,
	2005	2004	2003
Net sales	$6,291,845	$5,737,774	$4,664,616
Cost of sales	5,324,215	4,867,650	3,990,824

Gross profit	967,630	870,124	673,792

Selling and administrative expenses	433,482	386,563	325,205
Net advertising expense	114,514	90,802	64,129

Income from operations	419,634	392,759	284,458

Interest income	15,155	8,968	7,225
Other expense, net	(1,831)	(1,867)	(2,119)

Income before income taxes	432,958	399,860	289,564

Income tax provision	160,866	158,415	114,378

Net income	$272,092	$241,445	$175,186

Earnings per share:
Basic	$3.35	$2.90	$2.10

Diluted	$3.26	$2.79	$2.03

Weighted-average number of common shares outstanding:
Basic	81,128	83,391	83,329

Diluted	83,566	86,552	86,175

Dividends per share	$0.43	$0.36	$0.30

The accompanying notes are an integral part of the consolidated financial statements.

CDW CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)

							Accumulated
	Total						Other
	Shareholders’	Common	Paid-in	Retained	Unearned	Treasury	Comprehensive	Comprehensive
	Equity	Shares	Capital	Earnings	Compensation	Shares	Income	Income

Balance at December 31, 2002	$924,070	$897	$346,054	$806,548	$(837)	$(228,595)	$3

Amortization of unearned compensation	568	—	—	—	568	—	—

Exercise of stock options	22,878	11	22,867	—	—	—	—

Issuance of common stock in connection with Employee Stock Purchase Plan	3,014	1	3,013	—	—	—	—

Tax benefit from stock option and restricted stock transactions	36,479	—	36,479	—	—	—	—

Purchase of treasury shares	(76,324)	—	—	—	—	(76,324)	—

Cash dividends	(24,867)	—	—	(24,867)	—	—	—

Net income	175,186	—	—	175,186	—	—	—	$175,186

Net unrealized losses on marketable securities	(3)	—	—	—	—	—	(3)	(3)

Foreign currency translation adjustment	183	—	—	—	—	—	183	183

Comprehensive income								$175,366

Balance at December 31, 2003	1,061,184	909	408,413	956,867	(269)	(304,919)	183

Amortization of unearned compensation	252	—	—	—	252	—	—

Stock-based compensation	62	—	62	—	—	—	—

Exercise of stock options	30,348	12	30,336	—	—	—	—

Issuance of common stock in connection with Employee Stock Purchase Plan	4,518	1	4,517	—	—	—	—

Tax benefit from stock option and restricted stock transactions	19,625	—	19,625	—	—	—	—

Purchase of treasury shares	(86,010)	—	—	—	—	(86,010)	—

Cash dividends	(30,027)	—	—	(30,027)	—	—	—

Net income	241,445	—	—	241,445	—	—	—	$241,445

Net unrealized losses on marketable securities	(237)	—	—	—	—	—	(237)	(237)

Foreign currency translation adjustment	257	—	—	—	—	—	257	257

Comprehensive income								$241,465

Balance at December 31, 2004	1,241,417	922	462,953	1,168,285	(17)	(390,929)	203

Amortization of unearned compensation	79	—	—	—	79	—	—

Stock-based compensation	3,794	—	4,256	—	(462)	—	—

Exercise of stock options	23,158	11	23,147	—	—	—	—

Issuance of common stock in connection with Employee Stock Purchase Plan	6,525	1	6,524	—	—	—	—

Tax benefit from stock option and restricted stock transactions	10,952	—	10,952	—	—	—	—

Purchase of treasury shares	(258,298)	—	—	—	—	(258,298)	—

Cash dividends	(35,114)	—	—	(35,114)	—	—	—

Net income	272,092	—	—	272,092	—	—	—	$272,092

Net unrealized losses on marketable securities, net of tax	(155)	—	—	—	—	—	(155)	(155)

Foreign currency translation adjustment	115	—	—	—	—	—	115	115

Comprehensive income								$272,052

Balance at December 31, 2005	$1,264,565	$934	$507,832	$1,405,263	$(400)	$(649,227)	$163

The accompanying notes are an integral part of the consolidated financial statements.

CDW CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2005	2004	2003
Cash flows from operating activities:
Net income	$272,092	$241,445	$175,186
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,493	16,998	15,135
Accretion of marketable securities	(53)	392	1,031
Stock-based compensation expense	3,873	314	568
Allowance for doubtful accounts	(326)	(167)	(789)
Deferred income taxes	1,059	2,217	1,773
Tax benefit from stock option and restricted stock transactions	10,952	19,625	36,479
Minority interest	—	446	—
Gain on sale of investment in CDW Leasing, LLC	—	(287)	—

Changes in assets and liabilities, net of assets acquired:
Accounts receivable	(56,884)	(135,868)	(105,723)
Miscellaneous receivables and other assets	(5,383)	1,208	(12,180)
Merchandise inventory	(30,342)	(29,332)	(17,025)
Prepaid expenses	(1,373)	(2,907)	218
Accounts payable	60,903	55,899	8,371
Accrued compensation	1,407	1,932	5,476
Accrued income taxes and other expenses	18,166	9,481	15,152
Long-term liabilities	8,076	2,810	1,746

Net cash provided by operating activities	303,660	184,206	125,418

Cash flows from investing activities:
Purchases of available-for-sale securities	(392,058)	(528,820)	(337,044)
Redemptions and sales of available-for-sale securities	382,099	453,307	331,074
Purchases of held-to-maturity securities	(30,000)	(110,000)	(269,900)
Redemptions of held-to-maturity securities	85,000	70,000	282,375
Purchase of property and equipment	(49,062)	(22,113)	(11,380)
Investment in and advances to joint venture	—	—	(118)
Repayment of advances from joint venture	—	—	3,500
Purchase of selected U.S. assets of Micro Warehouse	—	—	(20,000)
Purchase of Canadian operations of Micro Warehouse	—	—	(2,744)
Consolidation of joint venture	—	—	2,254
Sale of investment in CDW Leasing, LLC, net of cash sold	—	(2,321)	—

Net cash used in investing activities	(4,021)	(139,947)	(21,983)

Cash flows from financing activities:
Purchase of treasury shares	(258,298)	(86,010)	(76,324)
Proceeds from exercise of stock options	23,158	30,348	22,879
Issuance of common stock in connection with Employee Stock Purchase Plan	6,525	4,518	3,013
Dividends paid	(35,114)	(30,027)	(24,867)
Change in book overdrafts	16,421	(36,966)	36,966

Net cash used in financing activities	(247,308)	(118,137)	(38,333)

Effect of exchange rate changes on cash and cash equivalents	115	257	183

Net increase/(decrease) in cash	52,446	(73,621)	65,285

Cash and cash equivalents – beginning of period	148,804	222,425	157,140

Cash and cash equivalents – end of period	$201,250	$148,804	$222,425

Supplementary disclosure of cash flow information:
Taxes paid	$155,871	$134,769	$80,614
The accompanying notes are an integral part of the consolidated financial statements.

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.	Description of Business

CDW Corporation (collectively with its subsidiaries, “CDW” or the “Company”) is a leading direct marketer of multi-brand information technology products and services in the United States. Our primary business is conducted from a combined corporate office and distribution center located in Vernon Hills, Illinois, sales offices in Illinois, Virginia, Connecticut, New Jersey, and Toronto, Canada, and a distribution center in North Las Vegas, Nevada. Additionally, we market and sell products through CDW.com, CDWG.com, macwarehouse.com and CDW.ca, our Web sites.

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of CDW Corporation and our wholly-owned subsidiaries. All intercompany transactions and accounts are eliminated in consolidation. As described in Note 13, one of our wholly-owned subsidiaries, CDW Capital Corporation (“CDWCC”), owned a 50 percent interest in CDW Leasing, LLC (“CDW-L”) until CDWCC sold its interest in CDW-L effective August 1, 2004. In accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities, an interpretation of ARB 51,” we consolidated CDW-L, beginning on December 31, 2003, until our interest was sold.

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

Property and Equipment

Property and equipment are stated at cost. We calculate depreciation using the straight-line method over the useful lives of the assets. Leasehold improvements are amortized over the shorter of their useful lives or the initial lease term. Expenditures for major renewals and improvements that extend the useful life of property and equipment are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred. The following table shows estimated useful lives of property and equipment:

Classification	Estimated Useful Lives
Machinery and equipment	5 to 15 years
Building and leasehold improvements	5 to 25 years
Computer and data processing equipment	2 to 5 years
Computer software	3 to 5 years
Furniture and fixtures	5 years
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

Net advertising expense was $114.5 million, $90.8 million and $64.1 million in 2005, 2004 and 2003, respectively. Net advertising expense has increased, as vendor consideration which would have previously been classified as cooperative reimbursements, is classified as a reduction of cost of sales due to the adoption of Emerging Issues Task Force Issue No. 02-16, “Accounting for Consideration Received from a Vendor by a Customer (Including a Reseller of the Vendor’s Products)” (“EITF 02-16”) on January 1, 2003. In 2005,

100% of cooperative advertising reimbursements were classified as a reduction of cost of sales rather than a reduction of advertising expense.

Stock-Based Compensation

At December 31, 2005, we had several stock-based employee compensation plans, which are described more fully in Note 10. We have adopted the disclosure provision of Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” which amends Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). As allowed by SFAS 123, we account for our stock-based compensation programs according to the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Accordingly, compensation expense is recognized to the extent of employee or director services rendered based on the intrinsic value of compensatory options or shares granted under the plans.

In preparation for the adoption of Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS 123R”) on January 1, 2006, the Company changed its option valuation model from the Black-Scholes model to a binomial model effective for options granted after April 1, 2005. The binomial model considers additional variables and assumptions when calculating the fair value of options as compared to the Black-Scholes model. We have also evaluated the variables used in the option valuation models and, as a result, we have refined the manner in which several were calculated. The most significant of the changes was in the calculation of expected stock price volatility, which was based solely on historic stock price volatility, and was changed to include a combination of the historic volatility over the most recent period equal to the expected option life, the long-term mean reversion, and 180 day average implied volatility.

The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation for the years ended December 31, 2005, 2004 and 2003 (in thousands, except per share amounts):

	2005	2004	2003
Net income, as reported	$272,092	$241,445	$175,186

Add stock-based employee compensation expense included in reported net income, net of related tax effects	2,434	190	344

Deduct total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(29,614)	(26,795)	(24,709)

Pro forma net income	$244,912	$214,840	$150,821

Basic earnings per share, as reported	$3.35	$2.90	$2.10
Diluted earnings per share, as reported	$3.26	$2.79	$2.03

Pro forma basic earnings per share	$3.02	$2.58	$1.81
Pro forma diluted earnings per share	$2.91	$2.47	$1.75
The effects of applying SFAS 123 in the above pro forma disclosure are likely not representative of the level of expense that will be recognized in future periods under SFAS 123R due to the changes in the stock-based compensation plans that were made in 2005 (as described in Note 3), the potential for future changes to these plans, the adoption of a binomial option valuation model, changes in how certain variables used in the model are determined, which may be subject to additional refinements in the future, and the fact that the variables, such as the stock price and stock price volatility, can vary from year-to-year, which will impact the option valuation.

Fair Value of Financial Instruments

We estimate that the fair market value of all of our financial instruments at December 31, 2005 and 2004 are not materially different from the aggregate carrying value due to the short-term nature of these instruments or the nature of the underlying securities.

Treasury Shares

We intend to hold repurchased shares in treasury for general corporate purposes, including issuances under various stock plans. We account for the treasury shares using the cost method.

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

Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS 123R”)

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

As discussed in Note 2 to the Consolidated Financial Statements, we have accounted for our stock-based compensation programs according to the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Accordingly, compensation expense is recognized to the extent of employee or director services rendered based on the intrinsic value of compensatory options or shares granted under the plans.

Historically, stock options have been granted annually to all CDW coworkers as part of the Company’s overall compensation plan. As announced on April 29, 2005, after studying the potential impact of SFAS 123R and taking into consideration the results of coworker surveys and focus groups, the Compensation and Stock Option Committee (the “Committee”) of the Company’s Board of Directors approved certain modifications to the Company’s compensation structure. As modified, the Company’s compensation structure for coworkers includes the following features:

•	CDW officers, directors and managers will participate in the Company’s employee stock option plan on an annual basis. Except as noted below, these grants will be determined in a manner consistent with how prior grants have been determined.

•	Coworkers below manager level will no longer be granted options on an annual basis. There may be minor, discrete grants made to specific coworkers below manager level in recognition of outstanding performance or significant contribution to the Company.

•	All coworkers will be eligible for an additional discretionary profit-sharing contribution from the Company to the CDW Corporation Employees’ Profit Sharing Plan (the “Plan”). The amount of the discretionary contribution, if any, will be determined annually by the Committee. The Committee approved a $1,000 profit sharing contribution with respect to each coworker who was eligible to participate in the Plan and was employed on December 31, 2005. The cost of this 2005 contribution was approximately $4 million (pre-tax) and was recognized equally over the months of April through December 2005. In 2005, CDW officers, directors and managers have, as an offset to the increased contribution, received slightly fewer options than they otherwise would have received.

•	All unvested options granted prior to January 1, 2005 held by coworkers at the manager level and below who were employed on December 31, 2005 became fully vested effective December 31, 2005. In connection with the acceleration of vesting, the Company recorded a charge of $3.7 million (pre-tax) in the fourth quarter of 2005.
The acceleration of vesting was undertaken primarily so that compensation expense for the accelerated options will not be recognized in the Company’s income statement in future periods upon adoption of SFAS 123R. It is estimated that the compensation expense for stock options will be approximately $16 to $17 million (pre-tax) in 2006. This estimate is based on an assumption regarding the number of stock options that would be forfeited and an assumption of the number of options that would be granted in 2006 and the valuation of such stock options at the time of grant. The estimated stock-based compensation expense for 2006 does not include the expense for any additional discretionary profit-sharing contribution the Company may make to the Plan for 2006 similar to the contribution to be made for 2005, as described above.

In addition, after studying the potential impact of SFAS 123R, certain modifications to the Company’s Employee Stock Purchase Plan (“ESPP”) were approved. The ESPP provided that eligible coworkers may contribute up to 15% of their eligible compensation towards the quarterly purchase of our common stock. Historically, the coworkers’ purchase price was 85% of the lesser of the fair market value of the stock on the first business day or the last business day of the quarterly offering period. Effective January 1, 2006, the coworkers’ purchase price will be 95% of the fair market value of the stock on the last business day of the quarterly offering period.

FASB Staff Position Nos. 115-1 and 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FSP 115-1 and 124-1”)

FSP 115-1 and 124-1 addresses the determination as to when an investment is considered impaired, whether the impairment is “other-than-temporary”, and the measurement of an impairment loss. The investment is impaired if the fair value is less than cost. The impairment is “other-than-temporary” for equity securities and debt securities that can contractually be prepaid or otherwise settled in such a way that the investor would not recover substantially all of its cost. If “other-than-temporary”, an impairment loss shall be recognized in earnings equal to the difference between the investment’s cost and its fair value. The guidance in FSP 115-1 and 124-1 is effective in reporting periods beginning after December 15, 2005. We are reviewing FSP 115-1 and 124-1 but do not expect that the adoption of this standard will have a material impact on our consolidated financial statements.

FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”)

In March 2005, the FASB issued FIN 47. FIN 47 clarifies that the term “conditional asset retirement obligation” as used in FASB Statement No. 143, “Accounting for Asset Retirement Obligations” refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. We adopted FIN 47 during the fourth quarter of 2005 and it did not have a material impact on our consolidated financial statements.

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

4.	Marketable Securities

Estimated fair values of marketable securities are based on quoted market prices.

The following table summarizes our investments in marketable securities at December 31, 2005 and 2004 (in thousands):

		Gross
		Unrealized
	Estimated	Holding		Amortized
Security Type	Fair Value	Gains	Losses	Cost
December 31, 2005
Available-for-sale:
State and municipal bonds	$232,804	$—	$(111)	$232,915
Corporate fixed income securities	3,900	—	(14)	3,914
U.S. Government and Government agency securities	72,972	—	(508)	73,480

Total available-for-sale	309,676	—	(633)	310,309

Held-to-maturity:
U.S. Government and Government agency securities	99,291	—	(709)	100,000

Total held-to-maturity	99,291	—	(709)	100,000

Total marketable securities	$408,967	$—	$(1,342)	$410,309

December 31, 2004
Available-for-sale:
Municipal bonds	$165,688	$—	$(237)	$165,925
Corporate fixed income securities	50,652	—	—	50,652
U.S Government and Government agency securities	83,479	—	—	83,479

Total available-for-sale	299,819	—	(237)	300,056

Held-to-maturity:
U.S Government and Government agency securities	153,963	—	(1,037)	155,000

Total held-to-maturity	153,963	—	(1,037)	155,000

Total marketable securities	$453,782	$—	$(1,274)	$455,056

The following table presents the gross unrealized losses and fair values of our investments in marketable securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2005 and 2004 (in thousands):

	Less Than 12 Months		12 Months or Greater		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
Security Type	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
December 31, 2005
State and municipal bonds	$9,931	$(69)	$14,958	$(42)	$24,889	$(111)
Corporate fixed income securities	—	—	3,900	(14)	3,900	(14)
U.S Government and Government agency securities	76,225	(555)	96,038	(662)	172,263	(1,217)

Total	$86,156	$(624)	$114,896	$(718)	$201,052	$(1,342)

December 31, 2004

State and municipal bonds	$14,763	$(237)	$—	$—	$14,763	$(237)
U.S Government and Government agency securities	153,963	(1,037)	—	—	153,963	(1,037)

Total	$168,726	$(1,274)	$—	$—	$168,726	$(1,274)

Because the Company believes that unrealized losses on fixed income securities are primarily attributable to changes in interest rates, and because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired as of December 31, 2005.

The net unrealized holding losses on available-for-sale securities are determined by specific identification and are included in accumulated other comprehensive income, which is reflected as a separate component of shareholders’ equity. The gross realized losses on marketable securities that are included in other expense in the Consolidated Statements of Income are not material.

The following table summarizes the maturities of our fixed income securities as of December 31, 2005 and 2004 (in thousands):

	Estimated	Amortized
	Fair Value	Cost
December 31, 2005
Due in one year or less	$370,003	$370,990
Due in greater than one year	38,964	39,319

Total investments in marketable securities	$408,967	$410,309

December 31, 2004
Due in one year or less	$328,865	$329,393
Due in greater than one year	124,917	125,663

Total investments in marketable securities	$453,782	$455,056

As of December 31, 2005 all of the marketable securities that are due after one year have maturity dates prior to September 15, 2007.

5.	Property and Equipment

Property and equipment consists of the following (in thousands):

	December 31,
	2005	2004
Land	$10,367	$10,367
Machinery and equipment	40,829	38,215
Building and leasehold improvements	34,970	33,519
Computer and data processing equipment	35,972	36,501
Computer software	29,651	22,658
Furniture and fixtures	9,843	10,411
Construction in progress	28,102	3,145

Total property and equipment	189,734	154,816
Less accumulated depreciation	92,457	86,221

Net property and equipment	$97,277	$68,595

We own approximately 45 acres of land at our Vernon Hills, Illinois headquarters site, of which approximately 11 acres are undeveloped.

During 2005, we recorded an adjustment to remove $12.8 million of fully depreciated assets that were no longer in use from property and equipment and accumulated depreciation.

6.	Financing Arrangements

We have an aggregate $70.0 million available pursuant to two $35.0 million unsecured lines of credit with two financial institutions. One line of credit was renewed in June 2005, and now expires in June 2006. The other line does not have a fixed expiration date. Borrowings under the first credit facility bear interest at the prime rate less 2.5%, LIBOR plus 0.5% or the federal funds rate plus 0.5%, as determined by the Company. Borrowings under the second credit facility bear interest at the prime rate less 2.5%, LIBOR plus 0.45% or the federal funds rate plus 0.45%, as determined by the Company. The Company does not incur any facility fees associated with either line of credit. At December 31, 2005, there were no borrowings under either of the credit facilities.

7.	Trade Financing Agreements

We have entered into security agreements with certain financial institutions in order to facilitate the purchase of inventory from various suppliers under certain terms and conditions. The agreements allow for a maximum credit line of $80.0 million collateralized by inventory purchases financed by the financial institutions. We do not incur any interest expenses associated with these agreements, as we pay the balances when they are due. At December 31, 2005 and 2004, we owed the financial institutions approximately $43.8 million and $29.3 million, respectively, which is included in trade accounts payable.

8.	Operating Leases

We are obligated under various operating lease agreements that generally provide for minimum rent payments and a proportionate share of operating expenses and property taxes and include certain renewal and expansion options.

For the years ended December 31, 2005, 2004 and 2003, rent expense was $11.4 million, $13.8 million and $11.3 million, respectively. Future minimum lease payments are as follows (in thousands):

Years Ended December 31,	Amount
2006	$9,780
2007	11,967
2008	12,633
2009	12,924
2010	12,877
Thereafter	84,950

Total future minimum lease payments	$145,131

9.	Income Taxes

Pretax income from continuing operations for the years ended December 31, 2005, 2004 and 2003 was taxed under the following jurisdictions (in thousands):

	2005	2004	2003
Domestic	$432,923	$400,585	$289,641
Foreign	35	(725)	(77)

Total	$432,958	$399,860	$289,564

Components of the provision for income taxes for the years ended December 31, 2005, 2004 and 2003 consist of (in thousands):

	2005	2004	2003
Current:
Federal	$143,805	$128,527	$91,361
State	15,762	27,671	21,244

Total current	159,567	156,198	112,605
Deferred	1,299	2,217	1,773

Provision for income taxes	$160,866	$158,415	$114,378

The current income tax liabilities for 2005, 2004 and 2003 were reduced by $11.0 million, $19.6 million and $36.5 million, respectively, for tax benefits recorded directly to paid-in capital relating to the exercise and vesting of shares pursuant to the CDW Stock Option Plan, the MPK Stock Option Plan and the MPK Restricted Stock Plan as described in Note 10.

The reconciliation between the statutory tax rate expressed as a percentage of income before income taxes and the actual effective tax rate for the years ended December 31, 2005, 2004 and 2003 is as follows (dollars in thousands):

	2005		2004		2003
Statutory federal income tax rate	$151,535	35.0%	$139,951	35.0%	$101,347	35.0%
State taxes, net of federal benefit	9,066	2.1	18,268	4.6	13,921	4.8
Change in valuation allowance	(12)	0.0	290	0.0	31	0.0
Other	277	0.1	(94)	0.0	(921)	(0.3)

Effective tax rates	$160,866	37.2%	$158,415	39.6%	$114,378	39.5%

The tax effect of temporary differences that give rise to the net deferred income tax asset at December 31, 2005 and 2004 is presented below (in thousands):

	2005	2004
Assets:
Payroll and benefits	$5,523	$7,184
Accounts receivable	4,769	4,142
Employee stock plans	2,484	3,118
Rent	1,491	1,454
Accrued expenses	1,192	1,531
Merchandise inventory	1,021	860
Loss carryforwards	291	321
Unrealized losses on marketable securities	240	—

Gross deferred assets	17,011	18,610

Liabilities:
Property and equipment	3,380	4,019
Other	129	—

Gross deferred liabilities	3,509	4,019

Deferred tax asset valuation allowance	291	321

Net deferred tax asset	$13,211	$14,270

The portion of the net deferred tax asset relating to employee stock plans results primarily from the compensatory stock option grants under the CDW Stock Option Plans. Compensation expense related to these plans is deductible for income tax purposes in the year the options are exercised.

The portion of the net deferred tax asset relating to unrealized losses on marketable securities was recorded as a partial offset to the loss recorded in other comprehensive income.

The net operating loss in Canada of $0.8 million may be carried forward to 2010 — 2011.

10.	Stock-Based Compensation

CDW Stock Option Plans

We have established certain stock-based compensation plans for the benefit of our directors and coworkers. Pursuant to these plans, as of December 31, 2005, we have reserved a total of 5,095,130 common shares for future stock option grants. The plans generally include vesting requirements from one to 10 years and option lives of up to 10 years. Options may be granted at exercise prices ranging from $0.01 to the market price of the common stock at the date of grant.

Option activity for the years ended December 31, 2003, 2004 and 2005 was as follows:

		Weighted-
		Average	Options
	Shares	Exercise Price	Exercisable
Balance at January 1, 2003	11,379,709	$27.79	1,803,103

Options granted	1,282,434	43.49	—
Options exercised	(1,228,854)	21.07	—
Options forfeited/cancelled	(505,140)	29.09	—

Balance at December 31, 2003	10,928,149	30.33	2,462,206

Options granted	1,386,765	66.64	—
Options exercised	(1,304,965)	27.17	—
Options forfeited/cancelled	(288,413)	38.18	—

Balance at December 31, 2004	10,721,536	35.19	3,228,679

Options granted	981,587	54.21	—
Options exercised	(1,243,563)	23.98	—
Options forfeited/cancelled	(260,060)	40.26	—

Balance at December 31, 2005	10,199,500	$38.26	6,840,437

For the years ended December 31, 2005, 2004 and 2003, the weighted-average fair value of options granted was as follows:

	2005	2004	2003
Exercise price equals market price at time of grant	$18.79	$34.85	$23.74
Exercise price is less than market price at time of grant (1)	$13.78	$15.38	$11.75

(1)	Relates to the Employee Stock Purchase Plan, whereby eligible coworkers may purchase our common stock at less than market prices. The Employee Stock Purchase Plan is discussed in more detail later in this note.

     The following table summarizes the status of outstanding stock options as of December 31, 2005:

	Options Outstanding			Options Exercisable
		Weighted-
		Average
		Remaining	Weighted-		Weighted-
	Number of	Contractual	Average	Number of	Average
Range of	Options	Life (in	Exercise	Options	Exercise
Exercise Prices	Outstanding	years)	Price	Exercisable	Price
$0.00 - 0.01	49,051	16.0	$0.01	—	$—

$5.68 - 6.75	24,941	9.8	$6.51	24,941	$6.51

$12.06 - 14.83	1,315,624	11.5	$13.64	1,135,341	$13.66

$22.12 - 33.13	2,383,136	13.2	$25.05	1,530,833	$25.15

$33.37 - 49.74	3,600,539	8.0	$39.23	2,796,127	$39.00

$50.54 - 68.00	2,826,209	8.1	$60.58	1,353,195	$62.52

$0.01 - 68.00	10,199,500	9.8	$38.26	6,840,437	$36.23

Had we elected to apply the provisions of SFAS 123 regarding recognition of compensation expense to the extent of the calculated fair value of stock options, reported net income and earnings per share would have been reduced as follows (in thousands, except per share amounts):

	2005	2004	2003
Net income, as reported	$272,092	$241,445	$175,186
Add stock-based employee compensation expense included in reported net income, net of related tax effects	2,434	190	344
Deduct total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(29,614)	(26,795)	(24,709)

Pro forma net income	$244,912	$214,840	$150,821

Basic earnings per share, as reported	$3.35	$2.90	$2.10
Diluted earnings per share, as reported	$3.26	$2.79	$2.03

Pro forma basic earnings per share	$3.02	$2.58	$1.81
Pro forma diluted earnings per share	$2.91	$2.47	$1.75
   The effects of applying SFAS 123 in the above pro forma disclosure are likely not representative of the level of expense that will be recognized in future periods under SFAS 123R due to the changes in the stock-based compensation plans that were made in 2005 (as described in Note 3), the potential for future changes to these plans, the adoption of a binomial option valuation model, changes in how certain variables used in the model are determined, which may be subject to additional refinements in the future, and the fact that the variables, such as the stock price and stock price volatility, can vary from year-to-year, which will impact the option valuation.
In preparation for the adoption of SFAS 123R on January 1, 2006, the Company changed its option valuation model from the Black-Scholes model to a binomial model effective for options granted after April 1, 2005. The binomial model considers additional variables and assumptions when calculating the fair value of options as compared to the Black-Scholes model. We have also evaluated the variables used in the option valuation models and, as a result, we have refined the manner in which several were calculated. The most significant of the changes was in the calculation of expected stock price volatility, which was based solely on historic stock price volatility, and was changed to include a combination of the historic volatility over the most recent period equal to the expected option life, the long-term mean reversion, and 180 day average implied volatility.
The weighted-average assumptions used in determining fair value as disclosed for SFAS 123 are shown in the following table:

	2005	2004	2003
Risk-free interest rate	4.0%	3.2%	3.0%
Dividend yield	0.7%	0.6%	0.0%
Option life (years)	4.5	5.0	5.0
Stock price volatility	39.62%	58.80%	59.00%
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
Tax Benefits
The exercise and vesting of shares pursuant to all stock-based compensation plans, including the MPK Stock Option Plan, MPK Restricted Stock Plan and the CDW Incentive Stock Option Plan, resulted in the realization by the Company of tax benefits of $12.6 million in 2005, $20.7 million in 2004, and $37.2 million in 2003, of which $1.6 million, $1.1 million, and $0.7 million, respectively, were previously recorded in deferred taxes. The incremental tax benefits of $11.0 million in 2005, $19.6 million in 2004, and $36.5 million in 2003 were recorded to paid-in capital.
Restricted Stock
On January 28, 2001, we granted a restricted stock award of 100,000 shares of common stock to our Chairman and Chief Executive Officer that will vest in equal annual installments on the first four anniversaries of the date of grant. Compensation expense related to this restricted stock award is recognized over the vesting period. As of December 31, 2005, all of these shares have vested.
On November 10, 2004, we granted a restricted stock award of 1,000 shares of common stock to Stephan A. James in connection with his appointment to the Board of Directors under the 2004 Non-Employee Director Equity Compensation Plan. The fair market value of these shares as of the grant date was $62.43 per share.
On July 7, 2005, we granted a restricted stock award of 1,000 shares of common stock to Thomas J. Hansen in connection with his appointment to the Board of Directors under the 2004 Non-Employee Director Equity Compensation Plan. The fair market value of these shares as of the grant date was $56.85 per share.
On October 20, 2005, we granted a restricted stock award of 8,400 shares of common stock to Dennis G. Berger in connection with his employment with the Company. The fair market value of these shares as of the grant date was $55.05 per share.
Employee Stock Purchase Plan
On October 1, 2002, we established an Employee Stock Purchase Plan (“ESPP”) which provides that eligible coworkers may contribute up to 15% of their eligible compensation towards the quarterly purchase of our common stock. Historically, the coworkers’ purchase price was 85% of the lesser of the fair market value of the stock on the first business day or the last business day of the quarterly offering period. Effective January 1, 2006, the coworkers’ purchase price will be 95% of the fair market value of the stock on the last business day of the quarterly offering period. Coworkers may purchase shares having a fair market value of up to $25,000 (measured on the first day of the quarterly offering period for each calendar year) or 325 shares per quarter. No compensation expense is recorded in connection with the plan. The total number of shares issuable under the ESPP is 500,000. Under the ESPP, we issued 137,887 shares, 100,435 shares, and 78,318 shares to coworkers in 2005, 2004, and 2003, respectively.

11. Earnings Per Share
At December 31, 2005, we had 79,963,651 outstanding common shares. We have granted options to purchase common shares to the directors and coworkers of the Company as discussed in Note 10. These options have a dilutive effect on the calculation of earnings per share. The following table is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations as required by SFAS 128 (in thousands, except per share amounts):

	Years Ended December 31,
	2005	2004	2003
Basic earnings per share:
Income available to common shareholders (numerator)	$272,092	$241,445	$175,186

Weighted-average common shares outstanding (denominator)	81,128	83,391	83,329

Basic earnings per share	$3.35	$2.90	$2.10

Diluted earnings per share:
Income available to common shareholders (numerator)	$272,092	$241,445	$175,186

Weighted-average common shares outstanding	81,128	83,391	83,329
Effect of dilutive securities:
Options on common stock	2,438	3,161	2,846

Total common shares and dilutive securities (denominator)	83,566	86,552	86,175

dilutive securities (denominator)
Diluted earnings per share	$3.26	$2.79	$2.03

Additional options to purchase common shares were outstanding during the years ended December 31, 2005 and 2004 but were not included in the computation of diluted earnings per share because the exercise prices of these options were greater than the average market price of common shares during the respective periods. The following table summarizes the weighted-average number, and the weighted-average exercise price, of those options which were excluded from the calculation:

	Years Ended December 31,
	2005	2004
Weighted-average number of options (in 000’s)	1,226	1,091
Weighted-average exercise price	$67.64	$68.00
12. Profit Sharing and 401(k) Plan
We have a profit sharing plan that includes a salary reduction feature established under the Internal Revenue Code Section 401(k) covering substantially all employees. Company contributions to the profit sharing plan are made in cash and determined at the discretion of the Board of Directors. As discussed in Note 3, an additional contribution for 2005 will be made to the 401(k) plan in conjunction with a modification to the Company’s stock option program. For the years ended December 31, 2005, 2004 and 2003, amounts charged to expense for this plan totaled $10.9 million, $5.5 million, and $3.1 million, respectively.
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
In July 2005, the Company announced the creation of a dedicated healthcare sales team. In creating this team, we consolidated healthcare accounts from across our entire sales organization and transferred these accounts to the new team in the public sector group. This new team focuses on IT solutions addressing the unique needs of a range of customers within the healthcare field. For financial reporting purposes, results of operations and assets related to healthcare customers are reported as part of the public sector segment.
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
We have restated the prior year segment information to conform to our revised segment reporting structure. The following tables present information about our reportable segments (in thousands):

	Year Ended December 31, 2005
	Corporate	Public	Headquarters /
	Sector	Sector	Other	Consolidated
Net sales	$4,410,708	$1,881,137	$—	$6,291,845

Income (loss) from operations	$341,810	$110,425	$(32,601)	$419,634

Net interest income and other expense				13,324

Income before income taxes				$432,958

Total assets	$461,416	$285,709	$901,931	$1,649,056

	Year Ended December 31, 2004
	Corporate	Public	Headquarters /
	Sector	Sector	Other	Consolidated
Net sales	$4,105,090	$1,632,684	$—	$5,737,774

Income (loss) from operations	$327,520	$93,411	$(28,172)	$392,759

Net interest income and other expense				7,101

Income before income taxes				$399,860

Total assets	$411,381	$237,686	$871,868	$1,520,935

	Year Ended December 31, 2003
	Corporate	Public	Headquarters /
	Sector	Sector	Other	Consolidated
Net sales	$3,327,945	$1,336,671	$—	$4,664,616

Income (loss) from operations	$265,208	$61,865	$(42,615)	$284,458

Net interest income and other expense				5,106

Income before income taxes				$289,564

Total assets	$353,281	$205,148	$753,203	$1,311,632

Our assets are primarily managed by our headquarters functions, including all cash, cash equivalents, and marketable securities, inventory, and the majority of all property and equipment. As a result, capital expenditures and related depreciation are immaterial for the two operating segments. The operating segments’ assets consist principally of accounts receivable.
No single customer accounted for more than 1% of net sales in fiscal years 2005, 2004 or 2003. During 2005, approximately 2% of our sales were to customers outside of the continental United States, primarily in Canada.
16. Share Repurchase Programs
Since 1998, we have repurchased a total of 13,483,400 shares of our common stock at a total cost of $649.2 million under various share repurchase programs authorized by our Board of Directors. Our current program authorizing the repurchase of 4,529,600 shares was approved by our Board of Directors in April 2005. Share repurchases may be made from time to time in both open market and private transactions, as conditions warrant. The current repurchase program is expected to remain in effect through April 2007, unless earlier terminated by the Board or completed. The following table presents share repurchases for the years ended December 31, 2005, 2004 and 2003 (dollars in thousands):

Year	Shares	Amount
2005	4,570,300	$258,298
2004	1,352,300	$86,010
2003	1,852,424	$76,324
As of December 31, 2005, 2.2 million shares remained available for repurchase under our current program. Repurchased shares are held in treasury pending use for general corporate purposes, including issuances under various employee stock plans.
17. Public Offering of Common Shares
In May 2003, Gregory C. Zeman, former director and vice chairman of the Company, and Daniel B. Kass, former director and executive vice president of the Company, sold a total of 1,108,864 shares of common stock. We did not receive any proceeds from the sale of shares and the number of outstanding common shares was not impacted. The shares sold by Mr. Zeman and Mr. Kass were acquired from Michael P. Krasny, the chairman emeritus, principal shareholder and a director of the Company through the exercise of options previously granted to them pursuant to the MPK Stock Option Plan. The exercise of options by Mr. Zeman and Mr. Kass resulted in the realization by the Company of an income tax benefit of approximately $17.7 million in 2003, of which approximately $0.3 million had been previously recorded to deferred taxes. We recorded the incremental tax benefit of $17.4 million as an increase to paid-in capital. In addition, we recorded incremental payroll tax expense related to the option exercise of approximately $0.7 million, which reduced diluted earnings per share in 2003 by less than $0.01 per share.
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
During the year ended December 31, 2003, we recorded $22.3 million (pre-tax) of transaction and integration expenses associated with these transactions. These expenses were primarily comprised of severance and outplacement costs, payroll expenses for former Micro Warehouse employees performing transition services, customer satisfaction expenses, customer communications and advertising expenses, legal and accounting advisory fees and a reserve established for the equipment in a Wilmington, Ohio distribution center leased by Micro Warehouse as discussed below. These expenses are included in cost of sales ($0.3 million), selling and administrative expenses ($20.2 million), net advertising expenses ($1.5 million) and other expense ($0.3 million) in the Consolidated Statements of Income in 2003.
During the year ended December 31, 2004, we recorded $3.9 million (pre-tax) of transaction and integration expenses associated with these transactions. These expenses were primarily comprised of payroll expenses for former Micro Warehouse employees performing transition services, legal fees and an adjustment to the reserve established for the equipment in the Wilmington, Ohio distribution center leased by Micro Warehouse as discussed below. These expenses are included in selling and administrative expenses in the Consolidated Statements of Income in 2004.

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
19. Selected Quarterly Financial Data (Unaudited)
The following information is for the years ended December 31, 2005 and 2004 (in thousands, except per share data):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
December 31, 2005
Net sales	$1,475,082	$1,539,595	$1,670,204	$1,606,964
Gross profit	226,429	237,478	254,943	248,780
Income before income taxes	100,539	105,998	115,808	110,613
Net income	61,397	67,061	73,124	70,510
Earnings per share:
Basic	$0.74	$0.82	$0.91	$0.88
Diluted	$0.72	$0.80	$0.88	$0.86

December 31, 2004
Net sales	$1,336,689	$1,382,904	$1,511,054	$1,507,127
Gross profit	204,463	214,530	227,956	223,175
Income before income taxes	91,606	96,597	107,975	103,682
Net income	55,293	58,275	65,178	62,699
Earnings per share:
Basic	$0.66	$0.70	$0.78	$0.75
Diluted	$0.63	$0.67	$0.76	$0.73

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
     None.
Item 9A.   Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
      As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company’s management carried out an evaluation, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2005. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2005, the Company’s disclosure controls and procedures were effective to ensure that the information required to be disclosed by the Company (including its consolidated subsidiaries) in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
Design and Evaluation of Internal Control Over Financial Reporting
     We have included Management’s Report on Internal Control Over Financial Reporting as part of this Annual Report on Form 10-K. This report, which is found on page 28 herein, contains management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005. The Company’s independent registered public accounting firm has audited management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005 and the effectiveness of our internal control over financial reporting as of December 31, 2005 as stated in its report which is included on page 29 herein.
Changes in Internal Control Over Financial Reporting
     There was no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended December 31, 2005 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B.   Other Information.
     None.
PART III
Item 10.   Directors and Executive Officers of the Registrant.
     Except for the discussion in the following paragraph regarding the code of ethical conduct, the information required by this item regarding directors and executive officers is incorporated by reference from the discussion in our proxy statement (the “Proxy Statement”) for the 2006 Annual Meeting of Shareholders under the headings “Proposal 1 – Election of Directors;” “Corporate Governance;” “Shareholder Recommendations of Candidates for the Board of Directors;” “Compliance with Section 16(a) of the Securities Exchange Act of 1934;” and “Management.”
     We have adopted a code of ethical conduct for directors, executive officers and other senior financial personnel which is available on our Web site at CDW.com.

Item 11.   Executive Compensation.
     The information required by this item is incorporated by reference from the discussion in our Proxy Statement under the headings “Director Compensation;” “Employment Related Agreements;” “Executive Compensation;” “Summary Compensation Table;” “Option Grants in 2005;” and “2005 Option Exercises and Fiscal Year-End Option Values.”
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
PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this report:

	1.	Financial Statements (See Index to Consolidated Financial Statements on page 27 of this Report);

	2.	Index to Financial Statement Schedule:	Page

		Schedule II — Valuation and Qualifying Accounts	S-1

All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or notes thereto.

3.	Exhibits required by Securities and Exchange Commission Regulation S-K, Item 601:

Exhibit	Description of Document
3(a)	Restated Articles of Incorporation of the Company, incorporated by reference from the exhibits filed with the Company’s Quarterly Report (000-21796) on Form 10-Q for the quarter ended June 30, 2003.

3(b)	Amended and Restated Bylaws of the Company, incorporated by reference from the exhibits filed with the Company’s Quarterly Report (000-21796) on Form 10-Q for the quarter ended March 31, 2004.

4(a)	Specimen of common stock certificate, incorporated by reference from the exhibits filed with the Company’s Annual Report (000-21796) on Form 10-K for the year ended December 31, 2003.

10(a)*	CDW Incentive Stock Option Plan, incorporated by reference from the exhibits filed with the Company’s Registration Statement (33-59802) on Form S-1 filed under the Securities Act of 1933 filed on May 11, 1993.

10(b)*	First Amendment to CDW Incentive Stock Option Plan, incorporated by reference from the exhibits filed with the Company’s Annual Report (000-21796) on Form 10-K for the year ended December 31, 1998.

10(c)*	CDW 1996 Incentive Stock Option Plan, incorporated by reference from the exhibits filed with the Company’s Registration Statement (333-20935) on Form S-3 filed under the Securities Act of 1933 on January 31, 1997.

10(d)*	First Amendment to CDW 1996 Incentive Stock Option Plan, incorporated by reference from the exhibits filed with the Company’s Annual Report (000-21796) on Form 10-K for the year ended December 31, 1998.

10(e)*	Employment Agreement dated as of January 28, 2001 between the Company and John A. Edwardson, incorporated by reference from the exhibits filed with the Company’s Annual Report (000-21796) on Form 10-K for the year ended December 31, 2000.

10(f)*	Transitional Compensation Agreement dated as of January 28, 2001 between the Company and John A. Edwardson, incorporated by reference from the exhibits filed with the Company’s Annual Report (000-21796) on Form 10-K for the year ended December 31, 2000.

10(g)*	Award Notice of Stock Option Grant dated as of January 28, 2001 between the Company and John A. Edwardson, incorporated by reference from the exhibits filed with the Company’s Annual Report (000-21796) on Form 10-K for the year ended December 31, 2000.

10(h)	Line of Credit Demand Note between the Company and Northern Trust Company dated July 25, 2001, incorporated by reference from the exhibits filed with the Company’s Quarterly Report (000-21796) on Form 10-Q for the quarter ended September 30, 2001.

10(i)*	CDW Compensation Protection Plan adopted as of December 10, 2002, applicable to the Company’s executive officers, incorporated by reference from the exhibits filed with the Company’s Annual Report (000-21796) on Form 10-K for the year ended December 31, 2002.

10(j)*	Form of Transitional Compensation Agreement, effective December 2002, entered into with each of the Company’s executive officers, incorporated by reference from the exhibits filed with the Company’s Annual Report (000-21796) on Form 10-K for the year ended December 31, 2002.

10(k)*	Form of Noncompetition Agreement, effective December 2002,

Exhibit	Description of Document
entered into with each of the Company’s executive officers, incorporated by reference from the exhibits filed with the Company’s Annual Report (000-21796) on Form 10-K for the year ended December 31, 2002.

10(l)*	Form of Stock Option Agreement for awards to non-employee directors under the 2004 Non-Employee Director Equity Compensation Plan, incorporated by reference from the exhibits filed with the Company’s Quarterly Report (000-21796) on Form 10-Q for the quarter ended September 30, 2004.

10(m)*	Form of Restricted Stock Award for awards to non-employee directors under the 2004 Non-Employee Director Equity Compensation Plan, incorporated by reference from the exhibits filed with the Company’s Quarterly Report (000-21796) on Form 10-Q for the quarter ended September 30, 2004.

10(n)	Industrial Lease, dated as of February 22, 2005, between CDW Logistics Inc., as Tenant, and DP Industrial, LLC, as Landlord, incorporated by reference from the exhibits filed with the Company’s Annual Report (000-21796) on Form 10-K for the year ended December 31, 2004.

10(o)	Guaranty Agreement, dated as of February 22, 2005, executed by CDW Corporation in favor of DP Industrial, LLC, incorporated by reference from the exhibits filed with the Company’s Annual Report (000-21796) on Form 10-K for the year ended December 31, 2004.

10(p)	Revolving Note between the Company and LaSalle National Bank dated June 30, 2005, incorporated by reference from the exhibits filed with the Company’s Quarterly Report (000-21796) on Form 10-Q for the quarter ended June 30, 2005.

10(q)*	CDW 2000 Incentive Stock Option Plan, as amended and restated effective January 1, 2006.

10(r)*	CDW Senior Management Incentive Plan, as amended and restated effective January 1, 2006.

10(s)*	2004 Non-Employee Director Equity Compensation Plan, as amended and restated effective January 1, 2006.

10(t)*	Form of Stock Option Agreement for awards to coworkers under the CDW 2000 Incentive Stock Option Plan

21	Subsidiaries of the Registrant

23	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350

*	Indicates management contract or compensatory plan or arrangement.
(b)	The Exhibits required by Item 601 of Regulation S-K are reflected above in Section (a) 3. of this Item.

(c)	The financial statement schedule is included as reflected in Section (a) 2. of this Item.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CDW CORPORATION

Date: March 3, 2006	By:	/s/ John A. Edwardson John A. Edwardson
Chairman and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John A. Edwardson	Chairman and	March 3, 2006

John A. Edwardson	Chief Executive Officer

/s/ Barbara A. Klein	Senior Vice President and	March 3, 2006

Barbara A. Klein	Chief Financial Officer
(principal financial officer)

/s/ Sandra M. Rouhselang	Vice President and Controller	March 3, 2006

Sandra M. Rouhselang	(principal accounting officer)

/s/ Michelle L. Collins	Director	March 3, 2006

Michelle L. Collins

/s/ Casey G. Cowell	Director	March 3, 2006

Casey G. Cowell

/s/ Daniel S. Goldin	Director	March 3, 2006

Daniel S. Goldin

/s/ Thomas J. Hansen	Director	March 3, 2006

Thomas J. Hansen

/s/ Donald P. Jacobs	Director	March 3, 2006

Donald P. Jacobs

/s/ Stephan A. James	Director	March 3, 2006

Stephan A. James

/s/ Michael P. Krasny	Director	March 3, 2006

Michael P. Krasny

/s/ Terry L. Lengfelder	Director	March 3, 2006

Terry L. Lengfelder

/s/ Susan D. Wellington	Director	March 3, 2006

Susan D. Wellington

/s/ Brian E. Williams	Director	March 3, 2006

Brian E. Williams

CDW CORPORATION
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
Years ended December 31, 2005, 2004 and 2003
(in thousands)

Column A	Column B	Column C		Column D		Column E
	Balance at	Charged to	Charged			Balance at
	Beginning	Costs and	to Other			End of
Description	of Period	Expenses	Accounts	Deductions		Period
Year ended December 31, 2005
Deducted in the balance sheet from the asset to which it applies:
Allowance for doubtful accounts	$9,890	$2,475	$—	$2,801	(a)	$9,564

Year ended December 31, 2004
Deducted in the balance sheet from the asset to which it applies:
Allowance for doubtful accounts	$10,057	$2,813	$—	$2,980	(a)	$9,890

Year ended December 31, 2003
Deducted in the balance sheet from the asset to which it applies:
Allowance for doubtful accounts	$10,500	$2,414	$—	$2,857	(a)	$10,057
Note:
(a)    Uncollectible items written off, less recoveries of items previously written off.

S-1