Form 10-Q
period 2006-03-31
CDW CORP
filed 2006-05-10
CIK 899171

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Large accelerated filer [ X ]	Accelerated filer [ ]	Non-accelerated filer [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [ X ]
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
As of May 2, 2006, 95,102,941 common shares were issued and 79,402,941 were outstanding.

CDW CORPORATION AND SUBSIDIARIES
INDEX

ii

Part I. Financial Information
Item 1. Financial Statements
CDW CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	March 31,	December 31,
	2006	2005

Assets

Current assets:
Cash and cash equivalents	$174,380	$201,250
Marketable securities	366,639	370,500
Accounts receivable, net of allowance for doubtful accounts of $9,564 and $9,564, respectively	659,914	637,245
Merchandise inventory	257,554	243,564
Miscellaneous receivables	53,550	27,848
Deferred income taxes	11,766	12,562
Prepaid expenses	15,669	8,274

Total current assets	1,539,472	1,501,243

Marketable securities	65,463	39,176
Property and equipment, net	112,329	97,277
Other assets	11,730	11,360

Total assets	$1,728,994	$1,649,056

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	$301,996	$245,201
Accrued expenses:
Compensation	39,774	42,585
Income taxes	22,328	7,409
Sales taxes	22,805	21,473
Advertising	22,206	18,193
Other	38,259	32,900

Total current liabilities	447,368	367,761

Long-term liabilities	24,999	16,730

Shareholders’ equity:
Preferred shares, $1.00 par value; 5,000 shares authorized; none issued	–	–
Common shares, $.01 par value; 500,000 shares authorized; 94,885 and 93,447 shares issued, respectively	949	934
Paid-in capital	565,300	507,832
Retained earnings	1,466,941	1,405,263
Unearned compensation	–	(400)
Accumulated other comprehensive income	515	163

	2,033,705	1,913,792

Less cost of common shares in treasury; 15,700 shares and 13,483 shares, respectively	(777,078)	(649,227)

Total shareholders’ equity	1,256,627	1,264,565

Total liabilities and shareholders’ equity	$1,728,994	$1,649,056

The accompanying notes are an integral part of the consolidated financial statements.

CDW CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2006	2005

Net sales	$1,588,629	$1,475,082
Cost of sales	1,334,740	1,248,653

Gross profit	253,889	226,429

Selling and administrative expenses	128,748	102,238
Advertising expense	30,895	26,461

Income from operations	94,246	97,730

Interest income	5,207	3,179
Other expense, net	(962)	(370)

Income before income taxes	98,491	100,539

Income tax provision	36,813	39,142

Net income	$61,678	$61,397

Earnings per share:
Basic	$0.77	$0.74

Diluted	$0.75	$0.72

Weighted-average number of common shares outstanding:
Basic	80,004	82,621

Diluted	81,973	85,309

The accompanying notes are an integral part of the consolidated financial statements.

CDW CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(in thousands)
(unaudited)

							Accumulated
	Total						Other
	Shareholders’	Common	Paid-in	Retained	Unearned	Treasury	Comprehensive	Comprehensive
	Equity	Shares	Capital	Earnings	Compensation	Shares	Income	Income

Balance at December 31, 2005	$ 1,264,565	$ 934	$ 507,832	$ 1,405,263	$ (400)	$ (649,227)	$ 163

Share-based compensation	4,213	–	4,213	–	–	–	–

Reclass upon adoption of SFAS 123R	–	–	(400)	–	400	–	–

Exercise of stock options	35,754	14	35,740	–	–	–	–

Issuance of common stock in connection with Employee Stock Purchase Plan	1,484	1	1,483	–	–	–	–

Excess tax benefit from stock option and restricted stock transactions	16,432	–	16,432	–	–	–	–

Purchase of treasury shares	(127,851)	–	–	–	–	(127,851)

Net income	61,678	–	–	61,678	–	–	–	$ 61,678

Net unrealized gains on marketable securities, net of tax	359	–	–	–	–	–	359	359

Foreign currency translation adjustment	(7)	–	–	–	–	–	(7)	(7)

Comprehensive income								$ 62,030

Balance at March 31, 2006	$ 1,256,627	$ 949	$ 565,300	$ 1,466,941	$ –	$ (777,078)	$ 515

The accompanying notes are an integral part of the consolidated financial statements.

CDW CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2006	2005

Cash flows from operating activities:
Net income	$61,678	$61,397

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,579	5,108
Accretion of marketable securities	(42)	38
Share-based compensation expense	4,213	17
Allowance for doubtful accounts	–	(3)
Tax benefit from stock option and restricted stock transactions	–	5,205
Gross excess tax benefits from share-based compensation	(9,413)	–

Changes in assets and liabilities:
Accounts receivable	(22,669)	8,986
Miscellaneous receivables and other assets (1)	(15,637)	(3,365)
Merchandise inventory	(13,990)	7,809
Prepaid expenses	(7,395)	1,241
Accounts payable (2)	35,202	42,784
Accrued compensation	(2,811)	(1,904)
Accrued income taxes and other expenses	42,055	28,973
Long-term liabilities	8,269	3,125

Net cash provided by operating activities	86,039	159,411

Cash flows from investing activities:
Purchases of available-for-sale securities	(94,675)	(98,653)
Redemptions of available-for-sale securities	97,650	59,450
Purchases of held-to-maturity securities	(60,000)	(10,000)
Redemptions of held-to-maturity securities	35,000	–
Purchase of property and equipment	(21,348)	(14,054)

Net cash used in investing activities	(43,373)	(63,257)

Cash flows from financing activities:
Purchase of treasury shares (2)	(102,678)	(115,668)
Proceeds from exercise of stock options (1)	25,832	7,845
Issuance of common stock in connection with Employee Stock Purchase Plan	1,484	1,342
Gross excess tax benefits from share-based compensation	9,413	–
Change in book overdrafts	(3,580)	34,624

Net cash used in financing activities	(69,529)	(71,857)

Effect of exchange rate changes on cash and cash equivalents	(7)	(61)

Net (decrease)/increase in cash	(26,870)	24,236

Cash and cash equivalents – beginning of period	201,250	148,804

Cash and cash equivalents – end of period	$174,380	$173,040

(1)	The Company accrued $9.9 million in proceeds from stock option exercises in March 2006, for which cash settlement occurred in April 2006. Accordingly, the Company has excluded this non-cash item from both the “Miscellaneous receivables and other assets” and “Proceeds from exercise of stock options” amounts presented above.

(2)	The Company acquired $25.2 million and $14.6 million of shares for treasury purposes in March 2006 and 2005, respectively, for which cash settlement occurred in April 2006 and 2005, respectively. Accordingly, the Company has excluded these non-cash items from both the “Purchase of treasury shares” and “Accounts payable” amounts presented above.

The accompanying notes are an integral part of the consolidated financial statements.

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1.	Description of Business

CDW Corporation (collectively with its subsidiaries, “CDW” or the “Company”) is a leading direct marketer of multi-brand information technology products and services in the United States. Our primary business is conducted from corporate offices in Vernon Hills, Illinois, distribution centers in Vernon Hills, Illinois and North Las Vegas, Nevada, and sales offices in Illinois, Virginia, Connecticut, New Jersey, and Toronto, Canada. Additionally, we market and sell products through CDW.com, CDWG.com, and CDW.ca, our Web sites.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. Such principles were applied on a basis consistent with those reflected in our Annual Report on Form 10-K for the year ended December 31, 2005 (“2005 Form 10-K”) and documents incorporated therein as filed with the Securities and Exchange Commission, except as disclosed below. The accompanying financial data should be read in conjunction with the notes to consolidated financial statements contained in the 2005 Form 10-K and documents incorporated therein. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly our financial position as of March 31, 2006 and December 31, 2005, the results of operations for the three month periods ended March 31, 2006 and 2005, the cash flows for the three month periods ended March 31, 2006 and 2005, and the changes in shareholders’ equity for the three month period ended March 31, 2006. The unaudited condensed consolidated statements of income for such interim periods are not necessarily indicative of results for the full year.

Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make use of certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported periods. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates. See the audited consolidated financial statements and notes thereto included in the 2005 Form 10-K for an additional discussion of the most significant accounting policies and estimates used in the preparation of our financial statements.

Reclassifications

Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation.

Share-Based Compensation

On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS 123R”). SFAS 123R requires the Company to measure all share-based payments to coworkers and directors using a fair-value-based method and record compensation expense related to these payments in our consolidated financial statements. We have elected to use the modified prospective method, which allows for prospective recognition of compensation expense without restatement of prior periods in the year of adoption.
See Note 3 for further information on the adoption of SFAS 123R and the related disclosures, including pro forma information for prior periods as if we had recorded share-based compensation expense.

3.	Share-Based Compensation

We have established certain share-based compensation plans for the benefit of our directors and coworkers. Pursuant to these plans, as of March 31, 2006, we have reserved a total of 5,118,675 common shares for future share-based grants.

Stock Options

Option awards are generally granted with an exercise price equal to the closing price of the Company’s common stock on the date of grant. Option awards under our current plans generally vest ratably over 5 years and have a 10-year contractual life. There are options awarded under prior plans still outstanding that have vesting periods of 7 to 10 years and contractual lives of 20 years.

Restricted Stock

The Company generally grants restricted shares to non-employee directors pursuant to the terms of the 2004 Non-Employee Director Equity Compensation Plan (“2004 Plan”). Under the terms of the 2004 Plan, newly appointed directors receive a restricted stock grant when approved to serve on the Board of Directors. Restricted stock issued under the 2004 Plan generally vests in full after five years of continuous service with the Company.

Employee Stock Purchase Plan

We have established an Employee Stock Purchase Plan (“ESPP”) which provides that eligible coworkers may contribute up to 15% of their eligible compensation towards the quarterly purchase of our common stock. Historically, the coworkers’ purchase price was 85% of the lesser of the fair market value of the stock on the first business day or the last business day of the quarterly offering period. Effective January 1, 2006, we have changed the provisions of the ESPP so that it is non-compensatory under the provisions of SFAS 123R. The coworkers’ purchase price will be 95% of the fair market value of the stock on the last business day of the quarterly offering period. Coworkers may purchase shares having a fair market value of up to $25,000 per year and 325 shares per quarter. No compensation expense is recorded in connection with the plan and the tables in this footnote exclude the impact of the ESPP unless otherwise noted. The total number of shares authorized for issuance under the ESPP is 500,000. As of March 31, 2006, we had issued 355,275 shares over the life of the ESPP. During the three month periods ended March 31, 2006 and 2005, respectively, 18,334 and 35,128 shares were issued.

Adoption of SFAS 123R

Effective January 1, 2006, we adopted SFAS 123R. We have elected to use the modified prospective method, which allows for prospective application of SFAS 123R without restatement of prior periods in the year of adoption. Accordingly, the Company has recorded share-based compensation expense for the three months ended March 31, 2006. No portion of share-based compensation was capitalized. For awards made prior to January 1, 2006, the Company is amortizing share-based compensation in accordance with the provisions of Financial Accounting Standards Board Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.”

Prior to the adoption of SFAS 123R, the Company accounted for its share-based compensation programs in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”).

Impact of Fair Value Recognition under SFAS 123 for Quarter ended March 31, 2005
In periods prior to our adoption of SFAS 123R, net income and earnings per share amounts reported in our consolidated statements of income did not include share-based compensation expense for stock options and stock purchases under the ESPP because the Company opted to continue using the recognition provisions of ABP 25 while providing required pro forma disclosures under Statement of Financial Accounting Standards 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). The following table reflects the effect on net income and earnings per share assuming the Company had elected to apply the fair value recognition provisions of SFAS 123 (in thousands, except per share amounts). The results for the three months ended March 31, 2005 have not been restated.

Three Months Ended
March 31, 2005

Net income, as reported	$61,397

Add stock-based compensation expense included in reported net income, net of related tax effects	10

Deduct total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(5,065)

Pro forma net income	$56,342

Basic earnings per share, as reported	$0.74
Diluted earnings per share, as reported	$0.72

Pro forma basic earnings per share	$0.68
Pro forma diluted earnings per share	$0.66
Impact of SFAS 123R Adoption

The impact of accounting for share-based compensation under SFAS 123R for the three-month period ended March 31, 2006, was as follows (in thousands, except per share amounts):

Three Months Ended
March 31, 2006

Share-based compensation expense by type of award:
Stock options	$4,137
Restricted stock	76

Total share-based compensation	4,213
Tax effect on share-based compensation	(1,580)

Net effect on net income	$2,633

Tax effect on:
Cash flows from operating activities	$(9,413)
Cash flows from financing activities	$9,413
Effect on earnings per share:
Basic	$0.03
Diluted	$0.03

The share-based compensation expense of $76,000 related to restricted stock would also have been recorded as an expense under APB 25. Prior to the adoption of SFAS 123R, we presented all tax benefits for deductions resulting from the exercise of stock options and disqualifying dispositions as operating cash flows in our consolidated statement of cash flows. SFAS 123R requires the benefits from tax deductions in excess of recognized compensation expense to be reported as a financing cash flow, rather than as an operating cash flow. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. Total cash flows will remain unchanged from what would have been reported under prior accounting rules.

There were no awards granted under any of the Company’s share-based compensation programs during the three months ended March 31, 2006 that the Company is required to account for under SFAS 123R. The assumptions used to value stock purchase rights under the ESPP for the three months ended March 31, 2006 and 2005 are as follows:

	Three Months Ended March 31,
	2006**	2005

Risk-free interest rate	–%	2.85%
Dividend yield	–%	0.65%
Option life (years)	–	0.25
Stock price volatility	–%	58.10%
**The terms of the ESPP were modified such that the plan is no longer considered a compensatory plan under SFAS 123R.

The following table sets forth the summary of stock option activity for the three months ended March 31, 2006:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
Options	Shares	Price	Term	($000)

Outstanding at January 1, 2006	10,199,500	$38.26
Granted	–	–
Exercised	(1,407,413)	25.40
Forfeited or expired	(42,065)	54.04

Outstanding at March 31, 2006	8,750,022	$40.25	9.06	$173,429

Exercisable at March 31, 2006	6,032,238	$39.63	8.41	$123,806

For the three months ended March 31, 2006:
• Cash proceeds related to stock option exercises during the period were $35.8 million.
• The intrinsic value of stock options exercised during the period was $45.3 million.
• The tax benefit realized from stock options exercised during the period was $17.0 million.

A summary of the status of our nonvested restricted stock as of January 1, 2006, and changes during the three months ended March 31, 2006, is presented below:

		Weighted-
		Average
		Grant-Date
Nonvested Restricted Stock	Shares	Fair Value

Nonvested at January 1, 2006	10,400	$55.93
Granted	—	—
Vested	—	—
Forfeited	—	—

Nonvested at March 31, 2006	10,400	$55.93

As of March 31, 2006, there was $22.0 million of total unrecognized compensation cost related to nonvested share-based compensation awards granted under our Plans. That cost is expected to be recognized over a weighted-average period of 3.4 years.

The Company has historically settled stock option exercises with newly issued common shares. In April 2006, our Board of Directors authorized a new share repurchase program of up to 5,000,000 shares. This repurchase program is expected to remain in effect through April 2008 unless earlier terminated by the Board or completed.

4.	Marketable Securities

Estimated fair values of marketable securities are based on quoted market prices.

The following table summarizes our investments in marketable securities at March 31, 2006 (in thousands):

		Gross
		Unrealized
	Estimated	Holding		Amortized
Security Type	Fair Value	Gains	Losses	Cost
Available-for-sale:
State and municipal bonds	$244,267	$–	$(33)	$244,300

Total available-for-sale	244,267	–	(33)	244,300

Held-to-maturity:
U.S. Government and Government agency securities	186,766	–	(1,069)	187,835

Total held-to-maturity	186,766	–	(1,069)	187,835

Total marketable securities	$431,033	$–	$(1,102)	$432,135

The following table presents the gross unrealized losses and fair values of our investments in marketable securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of March 31, 2006 (in thousands):

	Less Than 12 Months		12 Months or Greater		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
Security Type	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
State and municipal bonds	$–	$–	$9,967	$(33)	$9,967	$(33)
U.S. Government and Government agency securities	114,774	(577)	71,992	(492)	186,766	(1,069)

Total	$114,774	$(577)	$81,959	$(525)	$196,733	$(1,102)

Because the Company believes that unrealized losses on fixed income securities are primarily attributable to changes in interest rates, and because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired as of March 31, 2006.

The net unrealized holding losses on available-for-sale securities are determined by specific identification and are included in accumulated other comprehensive income, which is reflected as a separate component of shareholders’ equity. The gross realized losses on marketable securities that are included in other expense in the Consolidated Statements of Income are not material.

The following table summarizes the maturities of our fixed income securities as of March 31, 2006 (in thousands):

	Estimated	Amortized
	Fair Value	Cost

Due in one year or less	$365,955	$366,673
Due in greater than one year	65,078	65,462

Total investments in marketable securities	$431,033	$432,135

As of March 31, 2006, all of the marketable securities that are due after one year have maturity dates prior to March 28, 2008.

5.	Financing Arrangements

We have an aggregate $70.0 million available pursuant to two $35.0 million unsecured lines of credit with two financial institutions. One line of credit expires in June 2006, at which time we intend to renew the line. The other line does not have a fixed expiration date. Borrowings under the first credit facility bear interest at the prime rate less 2.5%, LIBOR plus 0.5% or the federal funds rate plus 0.5%, as determined by the Company. Borrowings under the second credit facility bear interest at the prime rate less 2.5%, LIBOR plus 0.45% or the federal funds rate plus 0.45%, as determined by the Company. The Company does not incur any facility fees associated with either line of credit. At March 31, 2006, there were no borrowings under either of the credit facilities.

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

At March 31, 2006, we had 79,184,768 outstanding common shares. We have granted options to purchase common shares to the directors and coworkers of the Company under several stock option plans. These options have a dilutive effect on the calculation of earnings per share. The following table is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations as required by Statement of Financial Accounting Standards No. 128, “Earnings Per Share” (in thousands, except per share amounts):

	Three Months Ended March 31,
	2006	2005

Basic earnings per share:
Income available to common shareholders (numerator)	$61,678	$61,397

Weighted-average common shares outstanding (denominator)	80,004	82,621

Basic earnings per share	$0.77	$0.74

Diluted earnings per share:
Income available to common shareholders (numerator)	$61,678	$61,397

Weighted-average common shares outstanding	80,004	82,621
Effect of dilutive securities:
Options on common stock	1,969	2,688

Total common shares and dilutive securities (denominator)	81,973	85,309

Diluted earnings per share	$0.75	$0.72

Additional options to purchase common shares were outstanding during the three month periods ended March 31, 2006 and 2005 but were not included in the computation of diluted earnings per share because the exercise prices of these options were greater than the average market price of common shares during the respective periods. The following table summarizes the weighted-average number, and the weighted-average exercise price, of those options which were excluded from the calculations:

	Three Months Ended	Three Months Ended
	March 31, 2006	March 31, 2005
Weighted-average number of options (in 000’s)	2,089	1,254
Weighted-average exercise price	$62.36	$67.70
7.	Share Repurchase Programs

Since 1998, we have repurchased a total of 15,700,000 shares of our common stock at a total cost of $777.1 million under various share repurchase programs authorized by our Board of Directors. The program authorizing the repurchase of 4,529,600 shares that was approved by our Board of Directors in April 2005 was completed in March 2006. The following table presents share repurchases during the three month periods ended March 31, 2006 and 2005:

	Three Months Ended	Three Months Ended
	March 31, 2006	March 31, 2005

Number of shares	2,216,600	2,257,300
Amount (in 000’s)	$127,851	$130,228
In April 2006, our Board of Directors authorized a new share repurchase program of up to 5,000,000 shares of our common stock. Share repurchases may be made from time to time in both open market and private transactions, as conditions warrant. This program is expected to remain in effect through April 2008, unless earlier terminated by the Board or completed. Repurchased shares are held in treasury pending use for general corporate purposes, including issuances under various stock plans.

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

In July 2005, the Company announced the creation of a dedicated healthcare sales team. In creating this team, we consolidated healthcare accounts from across our entire sales organization and transferred these accounts to the new team in the public sector group. This new team focuses on IT solutions addressing the unique needs of a range of customers within the healthcare field. For financial reporting purposes, results of operations and assets related to healthcare customers are reported as part of the public sector segment. Segment information for the three months ended March 31, 2005 has been restated to reflect this change.

The accounting policies of the segments are the same as those described in Note 2, “Summary of Significant Accounting Policies.” We allocate resources to and evaluate performance of our segments based on both sales and operating income.

The following tables present information about our reportable segments (in thousands):

	Three Months Ended March 31, 2006
	Corporate	Public	Headquarters /
	Sector	Sector	Other	Consolidated

Net sales	$1,150,184	$438,445	$–	$1,588,629

Income (loss) from operations	$89,298	$14,703	$(9,755)	$94,246

Net interest income and other expense				4,245

Income before income taxes				$98,491

Total assets	$559,669	$242,193	$927,132	$1,728,994

	Three Months Ended March 31, 2005
	Corporate	Public	Headquarters /
	Sector	Sector	Other	Consolidated

Net sales	$1,088,301	$386,781	$–	$1,475,082

Income (loss) from operations	$83,101	$22,610	$(7,981)	$97,730

Net interest income and other expense				2,809

Income before income taxes				$100,539

Total assets	$427,758	$249,281	$910,940	$1,587,979

Our assets are primarily managed by our headquarters functions, including all cash, cash equivalents, and marketable securities, inventory, and the majority of all property and equipment. As a result, capital expenditures and related depreciation are immaterial for the two operating segments. The operating segments’ assets consist principally of accounts receivable.

No single customer accounted for more than 1% of net sales in the three month periods ended March 31, 2006 or 2005. During the three month period ended March 31, 2006, approximately 2% of our net sales were to customers outside of the continental United States, primarily in Canada.

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

From time to time, customers of CDW file voluntary petitions for reorganization under the United States bankruptcy laws. In such cases, certain pre-petition payments received by CDW could be considered preference items and subject to return to the bankruptcy administrator. CDW believes that the final resolution of any such preference items will not have a material adverse effect on its financial condition.

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
Overview
     We are a leading direct marketer of multi-brand information technology products and services in the United States. Our primary business is conducted from corporate offices in Vernon Hills, Illinois, distribution centers in Vernon Hills, Illinois and North Las Vegas, Nevada, and sales offices in Illinois, Virginia, Connecticut, New Jersey, and Toronto, Canada. Additionally, we market and sell products through CDW.com, CDWG.com, and CDW.ca, our Web sites.
     For financial reporting purposes, we have two operating segments: corporate sector, which is primarily comprised of business customers, but also includes consumers (which generated approximately 1% of net sales in the three month periods ended March 31, 2006 and 2005); and public sector, which is comprised of federal, state and local government entities, educational institutions and healthcare customers. See Note 8 to the Condensed Consolidated Financial Statements for more information on our operating segments.
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
     In Item 7 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations”) of our Annual Report on Form 10-K for the year ended December 31, 2005 (“2005 Form 10-K”), which was filed with the Securities and Exchange Commission on March 6, 2006, we included a discussion of the most significant accounting policies and estimates used in the preparation of our financial statements. There has been no material change in the policies and estimates used by us in the preparation of our financial statements since the filing of the 2005 Form 10-K, except as disclosed below with regard to the adoption of Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS 123R”).
Recently Adopted Accounting Standard
     On January 1, 2006, we adopted SFAS 123R. SFAS 123R requires the Company to measure all share-based payments to coworkers and directors using a fair-value-based method and record compensation expense related to these payments in our consolidated financial statements. We have elected to use the modified prospective method, which allows for prospective recognition of compensation expense without restatement of prior periods in the year of adoption.
     See Note 3 to the Condensed Consolidated Financial Statements for further information on the adoption of SFAS 123R and the related disclosures, including pro forma information for prior periods as if we had recorded share-based compensation expense.

Results Of Operations
     The following table sets forth for the periods indicated information derived from our consolidated statements of income expressed as a percentage of net sales:

	Percentage of Net Sales
	Three Months Ended March 31,
Financial Results	2006	2005
Net sales	100.0%	100.0%
Cost of sales	84.0	84.6
Gross profit	16.0	15.4
Selling and administrative expenses	8.1	6.9
Advertising expense	2.0	1.9
Income from operations	5.9	6.6
Interest and other income/expense	0.3	0.2
Income before income taxes	6.2	6.8
Income tax provision	2.3	2.6
Net income	3.9%	4.2%

     The following table sets forth for the periods indicated a summary of certain of our consolidated operating statistics:

	Three Months Ended March 31,
Operating Statistics	2006	2005
% of sales to commercial customers (1)	99.0%	98.5%
Direct web sales (000’s)	$500,967	$436,477
Sales force, end of period	2,128	1,985
Annualized inventory turnover	24	23
Accounts receivable – days sales outstanding	37	35

(1)	Commercial customers is defined as public sector and corporate sector customers excluding consumers.

     The following table presents net sales of products by product category as a percentage of total net sales of products. Net sales of products do not include items such as commission revenue or delivery charges to customers, and were approximately 97% of total net sales in the first quarter of 2006 and 2005.
     Product lines are based upon internal product code classifications. Product mix for the first quarter of 2005 has been retroactively adjusted for certain changes in individual product classifications.

	Three Months Ended March 31,
Analysis of Product Mix	2006	2005
Notebook computers and accessories	12.7%	13.2%
Desktop computers and servers	13.6	14.2
Subtotal computer products	26.3	27.4
Software	17.4	17.0
Data storage devices	13.7	13.7
Printers	11.9	12.6
NetComm products	10.3	9.7
Video	9.6	8.8
Add-on boards/memory	4.5	4.5
Input devices	3.1	3.2
Other	3.2	3.1
Total	100.0%	100.0%

     The following table represents the change in year-over-year net sales of products by product category for each of the periods indicated. Product lines are based upon internal product code classifications. The rates of change for the first quarter of 2005 have been retroactively adjusted for certain changes in individual product classifications.

	Three Months Ended March 31,
Analysis of Product Category Growth	2006	2005
Notebook computers and accessories	3.1%	9.4%
Desktop computers and servers	3.0	16.5
Subtotal computer products	3.1	13.0
Software	9.9	9.6
Data storage devices	7.6	10.7
Printers	0.9	4.8
NetComm products	14.3	12.7
Video	16.6	12.1
Add-on boards/memory	8.4	6.4
Input devices	5.1	6.5
Other	12.8	23.3

Three Month Period Ended March 31, 2006 Compared to Three Month Period Ended March 31, 2005
     Net sales in the first quarter of 2006 increased 7.7% to $1.589 billion, compared to $1.475 billion in the first quarter of 2005. Sales of video and netcomm products each increased more than 10% in the first quarter of 2006 over the first quarter of 2005. Corporate sector segment sales increased 5.7% to $1.150 billion in the first quarter of 2006 from $1.088 billion in the first quarter of 2005, and comprised 72% of our total net sales for the quarter. Public sector segment sales increased 13.4% to $438.4 million in the first quarter of 2006 from $386.8 million in the first quarter of 2005, and comprised 28% of our total net sales for the quarter.
     Gross profit increased 12.1% to $253.9 million in the first quarter of 2006, compared to $226.4 million in the first quarter of 2005. As a percentage of net sales, gross profit was 16.0% in the first quarter of 2006, compared to 15.4% in the first quarter of 2005. The increase in the gross profit margin was primarily due to stronger product margins, increased net service contract revenue and commission revenue, and a larger amount of cooperative advertising funds classified as a reduction of cost of sales. The positive impact from these items was partially offset by a lower level of vendor incentives due to changes by vendors in their programs.
     Our objective for gross profit as a percentage of net sales is between 15.00% and 15.75%. This revised objective has been raised 25 basis points to reflect recent performance. The gross profit margin depends on various factors, including vendor incentive and inventory price protection programs, cooperative advertising funds classified as a reduction of cost of sales, product mix, including third party services, net service contract revenue, commission revenue, pricing strategies, market conditions, and other factors, any of which could result in changes in gross margins from recent experience.
     Selling and administrative expenses increased 25.9% in the first quarter of 2006 to $128.7 million, compared to $102.2 million in the first quarter of 2005, while increasing as a percentage of net sales to 8.1% versus 6.9% in the first quarter of 2005. The primary drivers of the increase in selling and administrative expenses were:
•	Payroll costs increased $16.2 million, primarily due to our continued investment in our sales force and increases in administrative areas to support a larger and growing business. Included in payroll costs in the first quarter of 2006 was $1.8 million related to the opening of our new distribution center in North Las Vegas, Nevada. Also, we recorded $4.2 million in stock compensation expense during the first quarter of 2006 due to the adoption of SFAS 123R. Payroll taxes on stock option exercises increased $1.6 million in the first quarter of 2006, compared to the first quarter of 2005. Approximately $1.0 million of this increase was related to options for which vesting was accelerated as of December 31, 2005 in conjunction with a modification to the Company’s stock option program in 2005.

•	Employee-related costs (which includes items such as profit sharing, incentive awards and health benefits) increased $3.7 million. We recorded $1.0 million of additional profit sharing expense during the first quarter of 2006 related to an additional contribution to the 401(k) plan in conjunction with a modification to the Company’s stock option program in 2005. Health benefits expense increased by $1.6 million due to higher insurance rates and coverage for a larger number of coworkers.

•	Occupancy costs increased $3.0 million, primarily due to increases in depreciation expense, rent and operating expenses, such as property taxes and utilities, related to our new distribution center in North Las Vegas, Nevada and additional leased office space in Chicago and Vernon Hills, Illinois.

•	Other selling and administrative costs increased $3.7 million. In the first quarter of 2006, we recorded severance expense of $1.5 million in connection with payments to several individuals who left the Company. In addition, we experienced increased administrative expenses required to support a larger business, such as professional fees, general insurance, and travel and entertainment expenses.
     Advertising expense increased to $30.9 million in the first quarter of 2006, compared to $26.5 million in the same period of 2005. As a percentage of net sales, advertising expense increased to 2.0% in the first quarter of 2006, compared to 1.9% in the first quarter of 2005.

     Consolidated operating income was $94.2 million in the first quarter of 2006, a decrease of 3.6% from $97.7 million in the first quarter of 2005. Consolidated operating income as a percentage of net sales decreased to 5.9% in the first quarter of 2006, compared to 6.6% in the first quarter of 2005, primarily due to the increased selling and administrative expenses previously discussed. Corporate sector segment operating income was $89.3 million in the first quarter of 2006, an increase of 7.5% from $83.1 million in the first quarter of 2005. The increase in corporate sector segment operating income was primarily due to an increase in sales and improved gross margin. Public sector segment operating income was $14.7 million in the first quarter of 2006, a decrease of 35% from $22.6 million in the first quarter of 2005. The decrease in public sector segment operating income was primarily due to lower gross margin and increased selling and administrative expenses. Gross profit margin was impacted by lower selling margins primarily in the federal channel and a lower level of vendor incentives. The increase in selling and administrative expenses included higher payroll costs primarily due to the investment in additional sales resources, increased costs related to the adoption of SFAS 123R, and increased corporate allocations. Headquarters expenses increased to $9.8 million in the first quarter of 2006 compared to $8.0 million in the first quarter of 2005.
     Our objective for operating income as a percentage of net sales is a range of 5.9% to 6.4% for the remainder of 2006.
     The effective income tax rate, expressed as a percentage of income before income taxes, decreased to 37.4% in the first quarter of 2006 compared to 38.9% in the first quarter of 2005. We voluntarily began collecting sales taxes on sales to all corporate customers in all states that impose sales taxes on April 1, 2005. Prior to April 1, 2005, we collected sales tax when applicable on sales to corporate customers only in states where the requisite nexus existed. As a result of this change, we began filing state income tax returns for all of our sales entities in all states. Previously, any income not taxed in another state was taxed in Illinois. Due to differences in state income tax laws, including differences in how income is apportioned, our overall effective tax rate was lower in the first quarter of 2006 than the first quarter of 2005. The change in the effective tax rate increased diluted earnings per share in the first quarter of 2006 by $0.02 compared to the first quarter of 2005.
     Net income in the first quarter of 2006 was $61.7 million, a 0.5% increase from $61.4 million in the first quarter of 2005. Diluted earnings per share were $0.75 in the first quarter of 2006, an increase of 4.2% from $0.72 in the first quarter of 2005.
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
Liquidity and Capital Resources
Working Capital
     We have historically financed our operations and capital expenditures primarily through cash flows from operations. At March 31, 2006, we had cash, cash equivalents, and current marketable securities of $541.0 million, representing a decrease of $30.7 million in cash, cash equivalents, and current marketable securities from December 31, 2005. Our working capital decreased $41.4 million, to $1,092.1 million at March 31, 2006 from $1,133.5 million at December 31, 2005. The decrease in working capital was primarily a result of increases in accounts payable and accrued liabilities and decreases in cash, and cash equivalents, and current marketable securities, partially offset by increases in accounts receivable, merchandise inventory, and miscellaneous receivables.
     We have an aggregate $70.0 million available pursuant to two $35.0 million unsecured lines of credit with two financial institutions. One line of credit expires in June 2006, at which time we intend to renew the line. The other line does not have a fixed expiration date. Borrowings under the first credit facility bear interest at the prime rate less 2.5%, LIBOR plus 0.5% or the federal funds rate plus 0.5%, as determined by the Company. Borrowings under the second credit facility bear interest at the prime rate less 2.5%, LIBOR plus 0.45% or the federal funds rate plus 0.45%, as determined by the Company. The Company does not incur any facility fees associated with either line of credit. At March 31, 2006, there were no borrowings under either of the credit facilities.
     We have entered into security agreements with certain financial institutions in order to facilitate the purchase of inventory from various suppliers under certain terms and conditions. The agreements allow for a maximum credit line of $80.0 million collateralized by inventory purchases financed by the financial institutions. We do not incur any interest expenses associated with these agreements, as we pay the balances when they are due. All amounts owed the financial institutions are included in trade accounts payable.
     Since 1998, we have repurchased a total of 15,700,000 shares of our common stock at a total cost of $777.1 million under various share repurchase programs authorized by our Board of Directors. The program authorizing the repurchase of 4,529,600 shares that was approved by our Board of Directors in April 2005 was completed in March 2006. The following table presents share repurchases during the three month periods ended March 31, 2006 and 2005:

	Three Months Ended	Three Months Ended
	March 31, 2006	March 31, 2005

Number of shares	2,216,600	2,257,300
Amount (in 000’s)	$ 127,851	$ 130,228
     In April 2006, our Board of Directors authorized a new share repurchase program of up to 5,000,000 shares of our common stock. Share repurchases may be made from time to time in both open market and private transactions, as conditions warrant. This program is expected to remain in effect through April 2008, unless earlier terminated by the Board or completed. Repurchased shares are held in treasury pending use for general corporate purposes, including issuances under various stock plans.
     Total capital expenditures for 2006 are expected to be approximately $45 million to $50 million. Our internally generated cash flow has been sufficient to fund our capital expenditures and we believe this will continue.
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
Cash Flows for the Three Month Period Ended March 31, 2006
     Net cash provided by operating activities was $86.0 million in the three month period ended March 31, 2006. The primary factors that affected our cash flow from operations were net income and changes in accounts payable and accrued income taxes and other expenses.
     Net cash used in investing activities for the three month period ended March 31, 2006 was $43.4 million, including $132.7 million provided by redemptions, sales and maturities of marketable securities offset by $154.7 million to purchase marketable securities and $21.3 million used for capital expenditures. Capital expenditures during the first quarter of 2006 consisted primarily of machinery and equipment and leasehold improvements related to our new distribution center in North Las Vegas, Nevada, and additional leased office space in Chicago and Vernon Hills, Illinois. Capital expenditures for our new distribution center were approximately $8 million in the first quarter of 2006, bringing the total capital expenditures for this distribution center to approximately $34 million.
     Net cash used in financing activities for the three month period ended March 31, 2006 was $69.5 million. The primary factors that affected our cash flow from financing activities were the repurchase of shares of our common stock at a total cost of $102.7 million, partially offset by proceeds of $25.8 million from the exercise of stock options under our various stock option plans.
     Any statements in this report that are forward-looking (that is, not historical in nature) are made pursuant to the safe harbor provisions of The Private Securities Litigation Reform Act of 1995. Such forward-looking statements include, for example, statements concerning the Company’s sales growth, cooperative advertising reimbursements, gross profit as a percentage of sales, selling and administrative expenses, advertising expense, operating income as a percentage of sales, and effective tax rate. In addition, words such as “likely,” “may,” “would,” “could,” “should,” “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “objective,” and similar expressions, may identify forward-looking statements in this report. Forward-looking statements in this report are based on the Company’s beliefs and expectations as of the date of this report and are subject to risks and uncertainties, including those described below, which may have a significant impact on the Company’s business, operating results or financial condition. Investors are cautioned that these forward-looking statements are inherently uncertain. Should one or more of the risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described herein. The following factors, among others, may have an impact on the accuracy of the forward-looking statements contained in this report: the continued acceptance of the Company’s distribution channel by vendors and customers, the timely availability and acceptance of new products, continuation of key vendor relationships and support programs, changes in pricing by our vendors, changes in the competitive environment, the continuing development, maintenance and operation of the Company’s I.T. systems, changes and uncertainties in economic and geopolitical conditions that could affect the rate of I.T. spending by the Company’s customers, the ability of the Company to hire and retain qualified account managers and any additional factors described from time to time in the Company’s filings with the Securities and Exchange Commission. These among other factors are discussed in further detail under Item 1A, Risk Factors, and elsewhere in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, which was filed with the Securities and Exchange Commission on March 6, 2006, and which discussion is incorporated by reference herein.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
     There has been no material change from the information provided in Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company’s management carried out an evaluation, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the last fiscal quarter. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2006, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company (including its consolidated subsidiaries) in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
Changes in Internal Control Over Financial Reporting
     There was no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended March 31, 2006 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
     From time to time, customers of CDW file voluntary petitions for reorganization under the United States bankruptcy laws. In such cases, certain pre-petition payments received by CDW could be considered preference items and subject to return to the bankruptcy administrator. CDW believes that the final resolution of any such preference items will not have a material adverse effect on its financial condition.
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
Item 1A. Risk Factors
     There has been no material change from the risk factors described in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities (1)

				(c)
	(a)			Total number of	(d)
	Total		(b)	shares purchased as	Maximum number of
	number of		Average	part of publicly	shares that may yet
	shares		price paid	announced plans or	be purchased under
Period	purchased		per share	programs	the plans or programs

January 1, 2006 through January 31, 2006	–		–	–	2,216,600

February 1, 2006 through February 28, 2006	320,600		$ 55.39	320,600	1,896,000

March 1, 2006 through March 31, 2006	1,896,000		$ 58.07	1,896,000	–

Total	2,216,600	(2)	$ 57.68	2,216,600

(1)	In April 2005, our Board of Directors authorized a share repurchase program of 4,529,600 shares of our common stock, comprised of 1,529,600 shares previously authorized for repurchase under a July 2004 program and authorization to repurchase an additional 3,000,000 shares. This repurchase program was completed in March 2006.

In April 2006, our Board of Directors authorized a new share repurchase program of up to 5,000,000 shares of our common stock. Share repurchases may be made from time to time in both open market and private transactions, as conditions warrant. This program is expected to remain in effect through April 2008, unless earlier terminated by the Board or completed.

(2)	All shares were purchased pursuant to the publicly announced programs.

Item 6. Exhibits

Exhibits:

10.1	CDW Computer Centers, Inc. Deferred Compensation Plan

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a–14(a) under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a–14(a) under the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C 1350

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CDW CORPORATION

Date:	May 10, 2006	By:	/s/ Barbara A. Klein

Barbara A. Klein
Senior Vice President and Chief Financial Officer
(Duly authorized officer and principal financial officer)