Form 10-Q
period 2006-06-30
CDW CORP
filed 2006-08-09
CIK 899171

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
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
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
As of August 2, 2006, 95,471,263 common shares were issued and 77,928,508 were outstanding.

CDW CORPORATION AND SUBSIDIARIES
INDEX

ii

Part I. Financial Information
Item 1. Financial Statements
CDW CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	June 30,	December 31,
	2006	2005
Assets

Current assets:
Cash and cash equivalents	$119,533	$201,250
Marketable securities	325,392	370,500
Accounts receivable, net of allowance for doubtful accounts of $9,574 and $9,564, respectively	689,824	637,245
Merchandise inventory	257,035	243,564
Miscellaneous receivables	50,953	27,848
Deferred income taxes	14,674	12,562
Prepaid expenses	12,072	8,274

Total current assets	1,469,483	1,501,243

Marketable securities	59,261	39,176
Property and equipment, net	115,780	97,277
Other assets	11,187	11,360

Total assets	$1,655,711	$1,649,056

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	$277,317	$245,201
Accrued expenses:
Compensation	40,016	42,585
Income taxes	17,573	7,409
Sales taxes	18,869	21,473
Advertising	24,172	18,193
Other	34,134	32,900

Total current liabilities	412,081	367,761

Long-term liabilities	22,138	16,730

Shareholders’ equity:
Preferred shares, $1.00 par value; 5,000 shares authorized; none issued	—	—
Common shares, $.01 par value; 500,000 shares authorized; 95,361 and 93,447 shares issued, respectively	954	934
Paid-in capital	581,679	507,832
Retained earnings	1,499,329	1,405,263
Unearned compensation	—	(400)
Accumulated other comprehensive income	725	163

	2,082,687	1,913,792

Less cost of common shares in treasury; 17,243 shares and 13,483 shares, respectively	(861,195)	(649,227)

Total shareholders’ equity	1,221,492	1,264,565

Total liabilities and shareholders’ equity	$1,655,711	$1,649,056

The accompanying notes are an integral part of the consolidated financial statements.

CDW CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net sales	$1,633,458	$1,539,595	$3,222,087	$3,014,677
Cost of sales	1,369,421	1,302,117	2,704,161	2,550,770

Gross profit	264,037	237,478	517,926	463,907

Selling and administrative expenses	126,192	105,325	254,940	207,563
Advertising expense	30,007	29,665	60,902	56,126

Income from operations	107,838	102,488	202,084	200,218

Interest income	5,492	3,989	10,699	7,168
Other expense, net	(94)	(479)	(1,056)	(849)

Income before income taxes	113,236	105,998	211,727	206,537

Income tax provision	40,125	38,937	76,938	78,079

Net income	$73,111	$67,061	$134,789	$128,458

Earnings per share:
Basic	$0.93	$0.82	$1.70	$1.57

Diluted	$0.91	$0.80	$1.66	$1.52

Weighted—average number of common shares outstanding:
Basic	78,994	81,337	79,488	81,975

Diluted	80,564	83,737	81,268	84,521

Dividends per share	$0.52	$0.43	$0.52	$0.43

The accompanying notes are an integral part of the consolidated financial statements.

CDW CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(in thousands)
(unaudited)

							Accumulated
	Total						Other
	Shareholders’	Common	Paid-in	Retained	Unearned	Treasury	Comprehensive	Comprehensive
	Equity	Shares	Capital	Earnings	Compensation	Shares	(Loss) Income	Income

Balance at December 31, 2005	$1,264,565	$934	$507,832	$1,405,263	$(400)	$(649,227)	$163

Share-based compensation	7,936	—	7,936	—	—	—	—

Reclass upon adoption of SFAS 123R	—	—	(400)	—	400	—	—

Issuance of common stock under share-based compensation plans	45,487	20	45,467	—	—	—	—

Excess tax benefit from stock option and restricted stock transactions	20,844	—	20,844	—	—	—	—

Purchase of treasury shares, including forfeitures of restricted stock	(211,968)	—	—	—	—	(211,968)	—

Cash dividends	(40,723)	—	—	(40,723)	—	—	—

Net income	134,789	—	—	134,789	—	—	—	$134,789

Net unrealized gains on marketable securities, net of tax	376	—	—	—	—	—	376	376

Foreign currency translation adjustment	186	—	—	—	—	—	186	186

Comprehensive income								$135,351

Balance at June 30, 2006	$1,221,492	$954	$581,679	$1,499,329	$—	$(861,195)	$725

The accompanying notes are an integral part of the consolidated financial statements.

CDW CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2006	2005
Cash flows from operating activities:
Net income	$134,789	$128,458

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,690	10,409
Accretion of marketable securities	(91)	57
Share-based compensation expense	7,936	17
Allowance for doubtful accounts	10	(11)
Deferred income taxes	(2,055)	—
Tax benefit from stock option and restricted stock transactions	—	10,651
Gross excess tax benefits from share—based compensation	(11,438)	—

Changes in assets and liabilities:
Accounts receivable	(52,589)	(48,860)
Miscellaneous receivables and other assets	(23,557)	(5,167)
Merchandise inventory	(13,471)	(1,709)
Prepaid expenses	(3,798)	2,269
Accounts payable (1)	36,666	53,947
Accrued compensation	(2,569)	6,356
Accrued income taxes and other expenses	35,617	8,100
Long-term liabilities	5,408	6,943

Net cash provided by operating activities	123,548	171,460

Cash flows from investing activities:
Purchases of available-for-sale securities	(168,260)	(191,655)
Redemptions and sales of available-for-sale securities	188,850	196,550
Purchases of held-to-maturity securities	(70,000)	(20,000)
Redemptions of held-to-maturity securities	74,900	5,000
Purchase of property and equipment	(30,625)	(22,629)

Net cash used in investing activities	(5,135)	(32,734)

Cash flows from financing activities:
Purchase of treasury shares, including forfeitures of restricted stock (1)	(211,968)	(209,208)
Proceeds from issuance of common stock under share-based compensation plans	45,487	16,608
Gross excess tax benefits from share-based compensation	11,438	—
Dividends paid	(40,723)	(35,114)
Change in book overdrafts	(4,550)	56,221

Net cash used in financing activities	(200,316)	(171,493)

Effect of exchange rate changes on cash and cash equivalents	186	(135)

Net decrease in cash	(81,717)	(32,902)

Cash and cash equivalents — beginning of period	201,250	148,804

Cash and cash equivalents — end of period	$119,533	$115,902

(1)	The Company acquired $3.1 million of shares for treasury purposes in June 2005 for which cash settlement occurred in July 2005. Accordingly, the Company has excluded these non-cash items from both the “Purchase of treasury shares, including forfeitures of restricted stock” and “Accounts payable” amounts presented above.
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

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. Such principles were applied on a basis consistent with those reflected in our Annual Report on Form 10-K for the year ended December 31, 2005 (“2005 Form 10-K”) and documents incorporated therein as filed with the Securities and Exchange Commission, except as disclosed below. The accompanying financial data should be read in conjunction with the notes to consolidated financial statements contained in the 2005 Form 10-K and documents incorporated therein. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly our financial position as of June 30, 2006 and December 31, 2005, the results of operations for the three and six month periods ended June 30, 2006 and 2005, the cash flows for the six month periods ended June 30, 2006 and 2005, and the changes in shareholders’ equity for the six month period ended June 30, 2006. Results for such interim periods are not necessarily indicative of results for the full year.

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

Recently Issued Accounting Standard

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement 109” (“FIN 48”). FIN 48 prescribes a two-step process for the financial statement measurement and recognition of a tax position taken or expected to be taken in an income tax return. The first step involves the determination of whether it is more likely than not that a tax position will be sustained upon examination, based on the technical merits of the position. The second step requires that any tax position that meets the more-likely-than-not recognition threshold be measured and recognized in the financial statements at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. FIN 48 also provides guidance on the accounting for related interest and penalties, financial statement classification, and disclosure. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact FIN 48 will have on our financial statements.

3.	Share-Based Compensation

Share-Based Compensation Plan Descriptions

We have established certain share-based compensation plans for the benefit of our coworkers and directors. The Company’s share-based compensation plans are intended to 1) align the interest of the Company’s shareholders and the recipients of awards under the plans, 2) attract, motivate, and retain coworkers and directors, and 3) motivate such persons to act in the long-term best interests of the Company and its shareholders. At the 2006 Annual Meeting of Shareholders, the CDW 2006 Stock Incentive Plan (“2006 Plan”) was approved. The 2006 Plan allows our Compensation and Stock Option Committee to grant stock options, restricted stock, restricted stock units and other equity-based awards to coworkers, including executive officers, and consultants. The 2006 Plan replaces the CDW 2000 Incentive Stock Option Plan (“2000 Plan”) and the equity award provisions of the CDW Senior Management Incentive Plan (“SMIP Plan”). With the approval of the 2006 Plan, no additional awards are allowed under the 2000 Plan or the SMIP Plan. Awards previously granted under these and prior plans remain outstanding in accordance with the terms of the plans under which they were granted. Upon adoption, there were 4,660,000 shares of common stock available for grants under the 2006 Plan. Shares not issued due to the expiration, termination, cancellation or forfeiture of either 1) outstanding options granted under the 2000 Plan or 2) equity-based awards that have been or will be granted under the 2006 Plan shall be available for future grants under the 2006 Plan.

Grants to non-employee directors are made pursuant to the terms of the 2004 Non-Employee Director Equity Compensation Plan (“2004 Plan”). The 2004 Plan provides for the grant of stock options and restricted stock to non-employee directors on the terms set forth in the 2004 Plan.

As of June 30, 2006, there were 4,193,155 shares of common stock available for future grants under these plans.

Stock Options

Stock options awarded under the 2004 Plan and the 2006 Plan have an exercise price equal to the fair market value of a share of common stock on the date of grant. Option awards under these plans vest ratably over five years and have a ten year contractual life. There are outstanding options that were awarded under prior plans that have vesting periods of seven to ten years and contractual lives of 20 years.

Restricted Stock

Under the terms of the 2004 Plan, newly elected or appointed directors receive a restricted stock grant of 1,000 shares upon the commencement of service on the Board of Directors. Restricted stock issued under the 2004 Plan vests in full after five years of continuous service. Restricted stock awards granted under the 2006 Plan vest ratably over five years.

Recipients of restricted stock awards granted under these plans possess the rights of shareholders, including voting rights and the right to receive dividends.

Restricted Stock Units

The restricted stock unit awards that have been granted under the 2006 Plan obligate the Company to issue a specific number of shares of the Company’s common stock upon the vesting of the award. Restricted stock units vest ratably over five years from the date of grant.

Employee Stock Purchase Plan

We have established an Employee Stock Purchase Plan (“ESPP”) which provides that eligible coworkers may contribute up to 15% of their eligible compensation towards the quarterly purchase of our common stock. Effective January 1, 2006, we changed the provisions of the ESPP so that it is non-compensatory under the provisions of SFAS 123R. The coworkers’ purchase price will be 95% of the fair market value of the stock on the last business day of the quarterly offering period. Coworkers may purchase shares having a fair market value of up to $25,000 per year and 325 shares per quarter. No compensation expense is recorded in connection with the ESPP and the tables in this note exclude the impact of the ESPP unless otherwise noted. At the 2006 Annual Meeting of Shareholders, the Company’s shareholders approved an amendment to the ESPP pursuant to which 500,000 additional shares were added to the ESPP, increasing the number of shares available under the plan to 1,000,000. As of June 30, 2006, we had issued 371,403 shares over the life of the ESPP and the number of shares available for future issuance under the ESPP was 628,597.

Valuation and Expense Information under SFAS 123R

Under SFAS 123R, the value of share-based compensation awards must be attributed to the various periods during which the recipient must perform services in order to vest in the award. Upon adoption of SFAS 123R, the Company changed its method of attributing the value of share-based compensation expense from the accelerated approach specified in FASB Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans” to the straight-line method. Compensation expense for awards made prior to January 1, 2006 will continue to be subject to the accelerated expense attribution method while compensation expense for share-based awards made after January 1, 2006 will be recognized using a straight-line method.

The fair value of each stock option grant made after April 1, 2005 was estimated on the grant date using a lattice-binomial model. The fair value of each stock option grant made prior to April 2, 2005 was estimated on the grant date using the Black-Scholes model. The weighted-average estimated fair value of options granted for the three and six month periods ended June 30, 2006 was $24.80 and $24.80, respectively. The weighted-average assumptions used to value option grants and compensatory stock purchase rights under the ESPP for the three and six month periods ended June 30, 2006 and 2005 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Risk-free interest rate	4.93%	3.90%	4.93%	3.86%
Dividend yield	0.9%	0.66%	0.9%	0.66%
Expected life (years)	6.71	4.33	6.71	4.17
Stock price volatility	37.07%	39.63%	37.07%	40.35%

The Company estimated the expected future volatility used in the lattice-binomial model valuation based on a combination of historic and implied volatility of the Company’s common stock. The Company believes that this blended approach provides a better estimate of the expected future volatility of the Company’s common stock over the expected life of its stock options. The lattice-binomial model takes into consideration early exercise behavior or patterns based on stock price appreciation. The Company estimated early exercise behavior patterns based on an analysis of historical exercise behavior. The risk-free interest rate assumption was based upon observed interest rates appropriate for the term of the Company’s stock options. The expected life of the options granted is derived from the output of the lattice-binomial option valuation model and represents the weighted-average period of time that options granted are expected to be outstanding. The dividend yield is based on the Company’s history and expectation of dividend payouts.
The following table sets forth the summary of stock option activity for the three and six month periods ended June 30, 2006:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
Options	Shares	Price	Term	($000) (1)
Outstanding at January 1, 2006	10,199,500	$38.26

Granted	—	—
Exercised	(1,407,413)	25.40
Forfeited or expired	(42,065)	54.04

Outstanding at March 31, 2006	8,750,022	$40.25	9.06	173,429

Granted	678,852	55.40
Exercised	(320,261)	22.48
Forfeited or expired	(51,526)	56.25

Outstanding at June 30, 2006	9,057,087	$41.93	8.78	132,148

Exercisable at June 30, 2006	5,943,534	$40.58	8.03	95,469

Expected to vest at June 30, 2006	3,039,798	$44.41	9.86	36,106

(1)	These amounts represent the difference between $54.65, the closing price of the Company’s common stock on June 30, 2006, and the exercise price.
Our net income for the three and six month periods ended June 30, 2006 includes $3.7 million and $7.9 million, respectively, of compensation costs and $1.4 million and $3.0 million, respectively, of income tax benefits related to our share-based compensation arrangements. No portion of share-based compensation was capitalized.
For the three and six month periods ended June 30, 2006:
•	Cash proceeds related to stock option exercises were $7.2 million and $43.0 million, respectively.
•	The intrinsic value of stock options exercised was $11.5 million and $56.7 million, respectively.
•	The tax benefit realized from stock options exercised was $4.5 million and $21.6 million, respectively.

A summary of the status of our nonvested restricted stock and restricted stock units (collectively, “nonvested shares”) as of January 1, 2006, and changes through the three and six month periods ended June 30, 2006, is presented below:

		Weighted-
		Average
		Grant-Date
Nonvested Shares	Shares	Fair Value
Nonvested at January 1, 2006	10,400	$55.93

Granted	—	—
Vested	—	—
Forfeited	—	—

Nonvested at March 31, 2006	10,400	$55.93

Granted	140,330	$55.40
Vested	—	—
Forfeited	(402)	55.40

Nonvested at June 30, 2006	150,328	$55.44

As of June 30, 2006, there was $39.8 million of total unrecognized compensation cost related to nonvested share-based compensation awards granted under our plans. That cost is expected to be recognized over a weighted-average period of 4.19 years.
The Company has historically settled stock option exercises with newly issued common shares.
In April 2006, our Board of Directors authorized a new share repurchase program of up to 5,000,000 shares. This repurchase program is expected to remain in effect through April 2008 unless earlier terminated by the Board or completed.
Impact of Fair Value Recognition under SFAS 123 for Three and Six Month Periods Ended June 30, 2005
In periods prior to our adoption of SFAS 123R, net income and earnings per share amounts reported in our consolidated statements of income did not include share-based compensation expense for stock options and stock purchases under the ESPP because the Company opted to continue using the recognition provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) while providing required pro forma disclosures under Statement of Financial Accounting Standards 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). The following table reflects the effect on net income and earnings per share assuming the Company had elected to apply the fair value recognition provisions of SFAS 123 (in thousands, except per share amounts). The results for the three and six month periods ended June 30, 2005 have not been restated.

	Three Months Ended	Six Months Ended
	June 30, 2005	June 30, 2005
Net income, as reported	$67,061	$128,458

Add share-based employee compensation expense included in reported net income, net of related tax effects	—	10

Deduct total share-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(4,981)	(10,046)

Pro forma net income	$62,080	$118,422

Basic earnings per share, as reported	$0.82	$1.57
Diluted earnings per share, as reported	$0.80	$1.52

Pro forma basic earnings per share	$0.76	$1.44
Pro forma diluted earnings per share	$0.74	$1.39
The impact of accounting for share-based compensation under SFAS 123R for the three and six month periods ended June 30, 2006, was as follows (in thousands, except per share amounts):

	Three Months Ended	Six Months Ended
	June 30, 2006	June 30, 2006
Share-based compensation expense by type of award:
Stock options	$3,467	$7,605
Restricted stock	255	331

Total share—based compensation	3,722	7,936
Tax effect on share-based compensation	(1,434)	(3,014)

Net effect on net income	$2,288	$4,922

Tax effect on:
Cash flows from operating activities	$(2,025)	$(11,438)
Cash flows from financing activities	$2,025	$11,438
Effect on earnings per share:
Basic	$0.03	$0.06
Diluted	$0.03	$0.06
For the three and six month periods ended June 30, 2006, the share-based compensation expense of $255,000 and $331,000, respectively, related to restricted stock would also have been recorded as an expense under APB 25. Prior to the adoption of SFAS 123R, we presented all tax benefits for deductions resulting from the exercise of stock options and disqualifying dispositions as operating cash flows in our consolidated statement of cash flows. SFAS 123R requires the benefits from tax deductions in excess of recognized compensation expense to be reported as a financing cash flow, rather than as an operating cash flow. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. Total cash flows will remain unchanged from what would have been reported under prior accounting rules.

4.	Marketable Securities

Estimated fair values of marketable securities are based on quoted market prices.

The following table summarizes our investments in marketable securities at June 30, 2006 (in thousands):

		Gross
		Unrealized
	Estimated	Holding		Amortized
Security Type	Fair Value	Gains	Losses	Cost
Available-for-sale:
State and municipal bonds	$226,670	$—	$(5)	$226,675

Total available-for-sale	226,670	—	(5)	226,675

Held-to-maturity:
U.S. Government and Government agency securities	156,851	—	(1,132)	157,983

Total held-to-maturity	156,851	—	(1,132)	157,983

Total marketable securities	$383,521	$—	$(1,137)	$384,658

The following table presents the gross unrealized losses and fair values of our investments in marketable securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of June 30, 2006 (in thousands):

	Less Than 12 Months		12 Months or Greater		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
Security Type	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
State and municipal bonds	$—	$—	$9,995	$(5)	$9,995	$(5)
U.S Government and Government agency securities	110,573	(720)	46,278	(412)	156,851	(1,132)

Total	$110,573	$(720)	$56,273	$(417)	$166,846	$(1,137)

Because the Company believes that unrealized losses on fixed income securities are primarily attributable to changes in interest rates, and because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be at maturity, the Company does not consider those investments to be other-than-temporarily impaired as of June 30, 2006.
The net unrealized holding losses on available—for-sale securities are determined by specific identification and are included in accumulated other comprehensive income, which is reflected as a separate component of shareholders’ equity. The gross realized losses on marketable securities that are included in other expense in the Consolidated Statements of Income are not material.

The following table summarizes the maturities of our fixed income securities as of June 30, 2006 (in thousands):

	Estimated	Amortized
	Fair value	Cost
Due in one year or Less	$324,704	$325,397
Due in greater than one year	58,817	59,261

Total investments in marketable securities	$383,521	$384,658

As of June 30, 2006, all of the marketable securities that are due after one year have maturity dates prior to June 30, 2008.

5.	Financing Arrangements

We have an aggregate $70.0 million available pursuant to two $35.0 million unsecured lines of credit with two financial institutions. One line of credit was renewed in June 2006, and now expires in June 2007. The other line does not have a fixed expiration date. Borrowings under the first credit facility bear interest at the prime rate less 2.5%, LIBOR plus 0.45% or the federal funds rate plus 0.5%, as determined by the Company. Borrowings under the second credit facility bear interest at the prime rate less 2.5%, LIBOR plus 0.45% or the federal funds rate plus 0.45%, as determined by the Company. The Company does not incur any facility fees associated with either line of credit. At June 30, 2006, there were no borrowings under either of the credit facilities.

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

At June 30, 2006, we had 78,118,131 outstanding common shares. We have granted options to purchase common shares to the coworkers and directors of the Company under several stock option plans. These options have a dilutive effect on the calculation of earnings per share. The following table is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations as required by Statement of Financial Accounting Standards No. 128, “Earnings Per Share” (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Basic earnings per share:
Income available to common shareholders (numerator)	$73,111	$67,061	$134,789	$128,458

Weighted-average common shares outstanding (denominator)	78,994	81,337	79,488	81,975

Basic earnings per share	$0.93	$0.82	$1.70	$1.57

Diluted earnings per share:
Income available to common shareholders (numerator)	$73,111	$67,061	$134,789	$128,458

Weighted-average common shares outstanding	78,994	81,337	79,488	81,975
Effect of dilutive securities:
Options on common stock	1,570	2,400	1,780	2,546

Total common shares and dilutive securities (denominator)	80,564	83,737	81,268	84,521

Diluted earnings per share	$0.91	$0.80	$1.66	$1.52

Additional options to purchase common shares and nonvested shares were outstanding during the three and six month periods ended June 30, 2006 and 2005, but were not included in the computation of diluted earnings per share because they were antidilutive in that either: 1) the exercise price of the options were greater than the average market price of common shares during the respective periods or 2) the deemed per share proceeds under the treasury stock method (the sum of the option exercise price, if applicable, any future compensation expense under SFAS 123R, and any related “windfall” tax benefits) for the options or nonvested shares on a per share basis exceeded the average market price of common shares during the respective periods. The following table summarizes the weighted-average number, and the weighted-average exercise price of those options or nonvested shares which were excluded from the calculations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Weighted-average number of options (in 000’s)	2,378	1,264	2,223	1,251
Weighted-average exercise price	$61.49	$67.49	$61.97	$67.58

Weighted-average number of nonvested shares (in 000’s)	69	—	35	—
7.	Share Repurchase Programs

Since 1998, we have repurchased a total of 17.2 million shares of our common stock at a total cost of $861.2 million under various share repurchase programs authorized by our Board of Directors. The program authorizing the repurchase of 4,529,600 shares that was approved by our Board of Directors in April 2005 was completed in March 2006. In April 2006, our Board of Directors authorized a new share repurchase program of up to 5,000,000 shares of our common stock. Share repurchases may be made from time to time in both open market and private transactions, as conditions warrant. The new program is expected to remain in effect through April 2008, unless earlier terminated by the Board or completed. Repurchased shares are held in treasury pending use for general corporate purposes, including issuances under various stock plans. The following table presents share repurchases during the three and six month periods ended June 30, 2006 and 2005 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Number of shares	1,543	1,485	3,760	3,742
Amount	$84,095	$82,104	$211,946	$212,332
8.	Segment Information

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

In July 2005, the Company announced the creation of a dedicated healthcare sales team. In creating this team, we consolidated healthcare accounts from across our entire sales organization and transferred these accounts to the new team in the public sector group. This new team focuses on IT solutions addressing the unique needs of a range of customers within the healthcare field. For financial reporting purposes, results of operations and assets related to healthcare customers are reported as part of the public sector segment. Segment information for the three and six month periods ended June 30, 2005 has been restated to reflect this change.

The accounting policies of the segments are the same as those described in Note 2, “Summary of Significant Accounting Policies.” We allocate resources to and evaluate performance of our segments based on both sales and operating income.

     The following tables present information about our reportable segments (in thousands):

	Three Months Ended June 30, 2006
	Corporate	Public	Headquarters /
	Sector	Sector	Other	Consolidated

Net sales	$1,111,879	$521,579	$—	$1,633,458

Income (loss) from operations	$88,896	$28,950	$(10,008)	$107,838

Net interest income and other expense				5,398

Income before income taxes				$113,236

Total assets	$596,065	$250,747	$808,899	$1,655,711

	Three Months Ended June 30, 2005
	Corporate	Public	Headquarters /
	Sector	Sector	Other	Consolidated

Net sales	$1,076,483	$463,112	$—	$1,539,595

Income (loss) from operations	$81,458	$29,097	$(8,067)	$102,488

Net interest income and other expense				3,510

Income before income taxes				$105,998

Total assets	$434,453	$265,373	$863,554	$1,563,380

	Six Months Ended June 30, 2006
	Corporate	Public	Headquarters /
	Sector	Sector	Other	Consolidated

Net sales	$2,262,063	$960,024	$—	$3,222,087

Income (loss) from operations	$178,194	$43,653	$(19,763)	$202,084

Net interest income and other expense				9,643

Income before income taxes				$211,727

Total assets	$596,065	$250,747	$808,899	$1,655,711

	Six Months Ended June 30, 2005
	Corporate	Public	Headquarters /
	Sector	Sector	Other	Consolidated

Net sales	$2,164,784	$849,893	$—	$3,014,677

Income (loss) from operations	$164,559	$51,707	$(16,048)	$200,218

Net interest income and other expense				6,319

Income before income taxes				$206,537

Total assets	$434,453	$265,373	$863,554	$1,563,380

Our assets are primarily managed by coworkers in our headquarters, including all cash, cash equivalents, and marketable securities, inventory, and the majority of all property and equipment. As a result, capital expenditures and related depreciation are immaterial for the two operating segments. The operating segments’ assets consist principally of trade and intercompany accounts receivable.

No single customer accounted for more than 1% of net sales in the three or six month periods ended June 30, 2006 or 2005. During the three and six month periods ended June 30, 2006 and the three and six month periods ended June 30, 2005, approximately 2% and 1%, respectively, of our net sales were to customers outside of the continental United States, primarily in Canada.

9.	Effective Tax Rate

The income tax provision for the three and six month periods ended June 30, 2006 includes a benefit of $2.3 million relating to the resolution of an audit of the Company’s 2003 federal income tax return.

10.	Contingencies

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

In addition, CDW is party to legal proceedings that arise from time to time, both with respect to specific transactions, such as the purchase of certain assets from Micro Warehouse described above, and in the ordinary course of our business. CDW is also subject to audit by federal, state and local tax authorities, by various government agencies relating to sales under certain government contracts and by vendors relating to vendor incentive programs. We do not believe that any current audit or pending or threatened litigation will have a material adverse effect on our financial condition. Litigation and audits, however, involve uncertainties and it is possible that the eventual outcome of litigation or audits could adversely affect our results of operations for a particular period.

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
     For financial reporting purposes, we have two operating segments: corporate sector, which is primarily comprised of business customers, but also includes consumers (which generated approximately 1% of net sales in the three and six month periods ended June 30, 2006 and 2005); and public sector, which is comprised of federal, state and local government entities, educational institutions and healthcare customers. See Note 8 to the Condensed Consolidated Financial Statements for more information on our operating segments.
     CDW management monitors a number of financial and non-financial measures and ratios on a daily, weekly, and monthly basis in order to track the progress of the business and make adjustments as necessary. We believe that the most important of these measures and ratios include daily sales, by business segment and total company, gross margin, number of orders shipped per day, number of orders shipped complete per day, inventory balance, aging and turnover, cash, cash equivalents and marketable securities balance, accounts receivable balance and aging, accounts receivable days sales outstanding, operating expenses and operating margin. The measures and ratios are compared to standards or objectives set by management, so that actions can be taken, as necessary, in order to achieve the standards and objectives.
     In Item 7 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations”) of our Annual Report on Form 10-K for the year ended December 31, 2005 (“2005 Form 10-K”), which was filed with the Securities and Exchange Commission on March 6, 2006, we included a discussion of the most significant accounting policies and estimates used in the preparation of our financial statements. There has been no material change in the policies and estimates used by us in the preparation of our financial statements as described in the 2005 Form 10-K, except as disclosed below with regard to the adoption of Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS 123R”).
Recently Adopted and Newly Issued Accounting Standards
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
     In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement 109” (“FIN 48”). FIN 48 prescribes a two-step process for the financial statement measurement and recognition of a tax position taken or expected to be taken in an income tax return. The first step involves the determination of whether it is more likely than not that a tax position will be sustained upon examination, based on the technical merits of the position. The second step requires that any tax position that meets the more-likely-than-not recognition threshold be measured and recognized in the financial statements at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. FIN 48 also provides guidance on the accounting for related interest and penalties, financial statement classification, and disclosure. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact FIN 48 will have on our financial statements.
Results Of Operations
     The following table sets forth for the periods indicated information derived from our consolidated statements of income expressed as a percentage of net sales:

	Percentage of Net Sales
	Three Months Ended June 30,		Six Months Ended June 30,
Financial Results	2006	2005	2006	2005

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	83.8	84.6	83.9	84.6

Gross profit	16.2	15.4	16.1	15.4
Selling and administrative expenses	7.7	6.8	7.9	6.9
Advertising expense	1.9	1.9	1.9	1.8

Income from operations	6.6	6.7	6.3	6.7
Interest and other income/expense	0.3	0.2	0.3	0.2

Income before income taxes	6.9	6.9	6.6	6.9
Income tax provision	2.4	2.5	2.4	2.6

Net income	4.5%	4.4%	4.2%	4.3%

The following table sets forth for the periods indicated a summary of certain of our consolidated operating statistics:

	Three Months Ended June 30,		Six Months Ended June 30,
Operating Statistics	2006	2005	2006	2005

% of sales to commercial customers (1)	99.1%	98.8%	99.0%	98.7%
Direct web sales (000’s)	$493,522	$422,614	$994,489	$859,091
Sales force, end of period	2,179	1,962	2,179	1,962
Annualized inventory turnover	23	25	23	24
Accounts receivable — days sales outstanding	38	37	39	38

(1)	Commercial customers are defined as public sector and corporate customers excluding consumers.

     The following table presents net sales of products by product category as a percentage of total net sales of products. Net sales of products do not include items such as commission revenue or delivery charges to customers, and were approximately 97% of total net sales in the three and six month periods ended June 30, 2006 and 2005.
     Product lines are based upon internal product code classifications. Product mix for the three and six month periods ended June 30, 2005 have been retroactively adjusted for certain changes in individual product classifications.

	Three Months Ended June 30,		Six Months Ended June 30,
Analysis of Product Mix	2006	2005	2006	2005

Notebook computers and accessories	13.2%	12.6%	12.9%	12.9%
Desktop computers and servers	13.4	13.9	13.5	14.0

Subtotal computer products	26.6	26.5	26.4	26.9
Software	17.0	17.5	17.2	17.3
Data storage devices	13.4	13.5	13.5	13.6
Printers	11.5	12.3	11.7	12.4
NetComm products	10.3	10.0	10.3	9.9
Video	9.8	9.4	9.7	9.1
Add-on boards/memory	4.8	4.4	4.7	4.4
Input devices	3.5	3.4	3.3	3.3
Other	3.1	3.0	3.2	3.1

Total	100.0%	100.0%	100.0%	100.0%

The following table represents the change in year-over-year net sales of products by product category for each of the periods indicated. Product lines are based upon internal product code classifications. The rates of change for the three and six month periods ended June 30, 2005 have been retroactively adjusted for certain changes in individual product classifications.

	Three Months Ended June 30,		Six Months Ended June 30,
Analysis of Product Category Growth	2006	2005	2006	2005

Notebook computers and accessories	11.0%	5.9%	7.1%	7.7%
Desktop computers and servers	2.1	18.6	2.6	17.7
Subtotal computer products	6.4	12.2	4.7	12.7
Software	2.5	15.8	6.1	12.7
Data storage devices	4.3	11.9	5.9	11.3
Printers	(0.7)	4.9	0.1	4.8
NetComm products	8.6	14.8	11.3	13.7
Video	9.3	9.7	12.8	10.8
Add-on boards/memory	15.4	5.7	11.9	6.1
Input devices	8.8	9.7	7.0	8.1
Other	10.1	26.4	11.4	24.9

Three Month Period Ended June 30, 2006 Compared to Three Month Period Ended June 30, 2005
     Net sales in the second quarter of 2006 increased 6.1% to $1.633 billion, compared to $1.540 billion in the second quarter of 2005. Sales of notebook computers and accessories and add-on board/memory products each increased more than 10% in the second quarter of 2006 over the second quarter of 2005. Corporate sector segment sales increased 3.3% to $1.112 billion in the second quarter of 2006 from $1.076 billion in the second quarter of 2005, and comprised 68% of our total net sales for the quarter. Public sector segment sales increased 12.6% to $521.6 million in the second quarter of 2006 from $463.1 million in the second quarter of 2005, and comprised 32% of our total net sales for the quarter.

     Gross profit increased 11.2% to $264.0 million in the second quarter of 2006, compared to $237.5 million in the second quarter of 2005. As a percentage of net sales, gross profit was 16.2% in the second quarter of 2006, compared to 15.4% in the second quarter of 2005. The increase in the gross profit margin was primarily due to increased net service contract and commission revenue, a higher level of vendor incentives, and a favorable comparison of delivery charges due to more limited delivery promotions.
     Our objective for gross profit as a percentage of net sales is between 15.25% and 16.0%. This revised objective has been raised 25 basis points from the previous objective referred to in our Form 10-Q for the quarterly period ended March 31, 2006, to reflect recent performance. The gross profit margin depends on various factors, including vendor incentive and inventory price protection programs, cooperative advertising funds classified as a reduction of cost of sales, product mix, net service contract revenue, commission revenue, pricing strategies, market conditions, and other factors, any of which could result in changes in gross margins from recent experience.
     Selling and administrative expenses increased 19.8% in the second quarter of 2006 to $126.2 million, compared to $105.3 million in the second quarter of 2005, while increasing as a percentage of net sales to 7.7% versus 6.8% in the second quarter of 2005. The primary categories that impacted selling and administrative expenses were:
•	Payroll costs increased $15.6 million. This increase was primarily due to the continued investment in our sales force, increases in administrative areas to support a larger and growing business, and increased sales commission expense due to the achievement of a higher gross profit margin. Included in payroll costs in the second quarter of 2006 was $2.4 million related to the operation of our new distribution center in North Las Vegas, Nevada. Also, we recorded $3.7 million in share-based compensation expense during the second quarter of 2006 due to the adoption of SFAS 123R on January 1, 2006.

•	Employee-related costs (which includes items such as profit sharing, incentive awards and health benefits) in the second quarter of 2006 were comparable to the second quarter of 2005. We experienced increased health benefits expense due to higher insurance rates and coverage for a larger number of coworkers, however, this increase was offset by decreases in other areas.

•	Occupancy costs increased $2.4 million, primarily due to $3.4 million of depreciation expense, rent and operating expenses, such as property taxes and utilities, related to our new distribution center in North Las Vegas, Nevada and additional leased office space in Chicago and Vernon Hills, Illinois, partially offset by reductions in other areas.

•	Other selling and administrative costs increased $2.9 million. This includes $0.5 million in expenses related to our new distribution center in North Las Vegas, Nevada. In addition, we experienced increased administrative expenses required to support a larger business, such as professional fees, general insurance, and travel and entertainment expenses.
     Advertising expense increased to $30.0 million in the second quarter of 2006, compared to $29.7 million in the same period of 2005. As a percentage of net sales, advertising expense was 1.9% in the second quarter of 2006 and 2005.
     Consolidated operating income was $107.8 million in the second quarter of 2006, an increase of 5.2% from $102.5 million in the second quarter of 2005. Consolidated operating income as a percentage of net sales was 6.6% in the second quarter of 2006, compared to 6.7% in the second quarter of 2005. Corporate sector segment operating income was $88.9 million in the second quarter of 2006, an increase of 9.1% from $81.5 million in the second quarter of 2005. The increase in corporate sector segment operating income was primarily due to improved gross margin. Public sector segment operating income was $29.0 million in the second quarter of 2006, a decrease of 0.5% from $29.1 million in the second quarter of 2005. The decrease in public sector segment operating income was primarily due to the investment in additional sales resources. Headquarters expenses increased to $10.0 million in the second quarter of 2006 compared to $8.1 million in the second quarter of 2005, primarily due to a larger number of coworkers and the recognition of share-based compensation expense due to the adoption of SFAS 123R on January 1, 2006.

     Our objective for operating income as a percentage of net sales is a range of 6.0% to 6.5% for the remainder of 2006. This reflects a 10 basis point increase from the previous range of 5.9% to 6.4% referred to in our Form 10-Q for the quarterly period ended March 31, 2006.
     The effective income tax rate, expressed as a percentage of income before income taxes, decreased to 35.4% in the second quarter of 2006 compared to 36.7% in the second quarter of 2005. This decrease was primarily attributable to the resolution of an audit of the Company’s 2003 federal income tax return in the second quarter of 2006. The change in the effective tax rate increased diluted earnings per share in the second quarter of 2006 by $0.02 compared to the second quarter of 2005.
     Net income in the second quarter of 2006 was $73.1 million, a 9.0% increase from $67.1 million in the second quarter of 2005. Diluted earnings per share were $0.91 in the second quarter of 2006, an increase of 13.8% from $0.80 in the second quarter of 2005. The change in the weighted-average number of common shares outstanding in the second quarter of 2006 compared to the second quarter of 2005 increased diluted earnings per share by approximately $0.04.
Six Month Period Ended June 30, 2006 Compared to Six Month Period Ended June 30, 2005
     Net sales in the six month period ended June 30, 2006 increased 6.9% to $3.222 billion, compared to $3.015 billion in the same period of 2005. Sales of netcomm products, video, and add-on boards/memory products each increased more than 10% in the first six months of 2006 over the first six months of 2005. Corporate sector segment sales increased 4.5% to $2.262 billion in the six month period ended June 30, 2006 from $2.165 billion in the six month period ended June 30, 2005, and comprised 70% of our total net sales for the period. Public sector segment sales increased 13.0% to $960.0 million in the six month period ended June 30, 2006 from $849.9 million in the six month period ended June 30, 2005, and comprised 30% of our total net sales for the period.
     Gross profit increased 11.6% to $517.9 million in the first six months of 2006, compared to $463.9 million in the first six months of 2005. As a percentage of net sales, gross profit was 16.1% in the first six months of 2006, compared to 15.4% in the same period of 2005. The increase in the gross profit margin was primarily due to higher product margins, increased net service contract revenue and commission revenue, and a favorable comparison of delivery charges due to more limited delivery promotions.
     Our objective for gross profit as a percentage of net sales is between 15.25% and 16.0%. This revised objective has been raised 25 basis points from the previous objective referred to in our Form 10-Q for the quarterly period ended March 31, 2006, to reflect recent performance. The gross profit margin depends on various factors, including vendor incentive and inventory price protection programs, cooperative advertising funds classified as a reduction of cost of sales, product mix, net service contract revenue, commission revenue, pricing strategies, market conditions, and other factors, any of which could result in changes in gross margins from recent experience.
     Selling and administrative expenses increased 22.8% in the first six months of 2006 to $254.9 million, compared to $207.6 million in the same period of 2005, while increasing as a percentage of net sales to 7.9% in the first six months of 2006 versus 6.9% in the first six months of 2005. The primary reasons for the increase in selling and administrative expenses were:
•	Payroll costs increased $31.8 million. This increase was primarily due to the continued investment in our sales force, increases in administrative areas to support a larger and growing business, and increased sales commission expense due to the achievement of a higher gross profit margin. Included in payroll costs in the first six months of 2006 was $4.2 million related to the operation of our new distribution center in North Las Vegas, Nevada. Also, we recorded $7.9 million in share-based compensation expense during the first six months of 2006 due to the adoption of SFAS 123R on January 1, 2006.

•	Employee-related costs (which includes items such as profit sharing, incentive awards and health benefits) increased $3.7 million. Health benefits expense increased by $2.7 million due to higher insurance rates and coverage for a larger number of coworkers. In addition, we recorded $1.2 million of additional profit sharing expense during the first six months of 2006.
•	Occupancy costs increased $5.4 million, primarily due to $6.4 million of depreciation expense, rent and operating expenses, such as property taxes and utilities, related to our new distribution center in North Las Vegas, Nevada and additional leased office space in Chicago and Vernon Hills, Illinois, partially offset by reductions in other areas.

•	Other selling and administrative costs increased $6.6 million. This includes $0.5 million in expenses related to our new distribution center in North Las Vegas, Nevada. In the first six months of 2006, we recorded severance expense of $2.1 million in connection with payments to several individuals who left the Company. In addition, we experienced increased administrative expenses required to support a larger business, such as professional fees, general insurance, and travel and entertainment expenses.
     Advertising expense increased to $60.9 million in the six month period ended June 30, 2006, compared to $56.1 million in the same period of 2005. As a percentage of net sales, advertising expense increased to 1.9% in the first six months of 2006, compared to 1.8% in the first six months of 2005.
     Consolidated operating income was $202.1 million in the six month period ended June 30, 2006, an increase of 0.9% from $200.2 million in the six month period ended June 30, 2005. Consolidated operating income as a percentage of net sales decreased to 6.3% in the first six months of 2006, compared to 6.7% in the same period of 2005. The decrease in operating income as a percentage of net sales was primarily due to the increased selling and administrative expenses, partially offset by the increased gross profit. Corporate sector segment operating income was $178.2 million in the first six months of 2006, an increase of 8.3% from $164.6 million in the first six months of 2005. The increase in corporate sector segment operating income was primarily due to an increase in sales and improved gross margin. Public sector segment operating income was $43.7 million in the first six months of 2006, a decrease of 15.6% from $51.7 million in the first six months of 2005. The decrease in public sector segment operating income was primarily due to lower gross margin and increased selling and administrative expenses related to the investment in additional sales resources, increased costs related to the adoption of SFAS 123R, and increased corporate allocations. Headquarters expenses increased to $19.8 million in the six month period ended June 30, 2006 compared to $16.0 million in the same period of 2005, primarily due to a larger number of coworkers and the recognition of share-based compensation expense due to the adoption of SFAS 123R on January 1, 2006.
     Our objective for operating income as a percentage of net sales is a range of 6.0% to 6.5% for the remainder of 2006. This reflects a 10 basis point increase from the previous range of 5.9% to 6.4% referred to in our Form 10-Q for the quarterly period ended March 31, 2006.
     The effective income tax rate, expressed as a percentage of income before income taxes, decreased to 36.3% in the six month period ended June 30, 2006 compared to 37.8% in the six month period ended June 30, 2005. This decrease was primarily attributable to the resolution of an audit of the Company’s 2003 federal income tax return in the second quarter of 2006. The change in the effective tax rate increased diluted earnings per share in the first six months of 2006 by $0.04 compared to the first six months of 2005.
     Net income in the first six months of 2006 was $134.8 million, a 4.9% increase from $128.5 million in the first six months of 2005. Diluted earnings per share were $1.66 in the first six months of 2006, an increase of 9.2% from $1.52 in the first six months of 2005. The change in the weighted-average number of common shares outstanding in the first six months of 2006 compared to the first six months of 2005 increased diluted earnings per share by approximately $0.07.
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
Liquidity and Capital Resources
Working Capital
     We have historically financed our operations and capital expenditures primarily through cash flows from operations. At June 30, 2006, we had cash, cash equivalents, and current marketable securities of $444.9 million, representing a decrease of $126.8 million in cash, cash equivalents, and current marketable securities from December 31, 2005. This decrease was primarily due to the repurchase of shares of our common stock and the payment of cash dividends during the first six months of 2006. Our working capital decreased $76.1 million, to $1,057.4 million at June 30, 2006 from $1,133.5 million at December 31, 2005. The decrease in working capital was primarily a result of increases in accounts payable and accrued liabilities and decreases in cash, and cash equivalents, and current marketable securities, partially offset by increases in accounts receivable, merchandise inventory, and miscellaneous receivables.
     We have an aggregate $70.0 million available pursuant to two $35.0 million unsecured lines of credit with two financial institutions. One line of credit was renewed in June 2006, and now expires in June 2007. The other line does not have a fixed expiration date. The Company does not incur any facility fees associated with either line of credit. At June 30, 2006, there were no borrowings under either of the credit facilities.
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
     Since 1998, we have repurchased a total of 17.2 million shares of our common stock at a total cost of $861.2 million under various share repurchase programs authorized by our Board of Directors. The program authorizing the repurchase of 4,529,600 shares that was approved by our Board of Directors in April 2005 was completed in March 2006. In April 2006, our Board of Directors authorized a new share repurchase program of up to 5,000,000 shares of our common stock. Share repurchases may be made from time to time in both open market and private transactions, as conditions warrant. The new program is expected to remain in effect through April 2008, unless earlier terminated by the Board or completed. Repurchased shares are held in treasury pending use for general corporate purposes, including issuances under various stock plans. The following table presents share repurchases during the three and six month periods ended June 30, 2006 and 2005 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Number of shares	1,543	1,485	3,760	3,742
Amount	$84,095	$82,104	$211,946	$212,332
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

Cash Flows for the Six Month Period Ended June 30, 2006
     Net cash provided by operating activities was $123.5 million in the six month period ended June 30, 2006. The primary factors that affected our cash flow from operations were net income and changes in accounts receivable, accounts payable, and accrued income taxes and other expenses.
     Net cash used in investing activities for the six month period ended June 30, 2006 was $5.1 million, including $263.8 million provided by redemptions, sales and maturities of marketable securities offset by $238.3 million to purchase marketable securities and $30.6 million used for capital expenditures. Capital expenditures during the first six months of 2006 consisted primarily of machinery and equipment and leasehold improvements related to our new distribution center in North Las Vegas, Nevada, and additional leased office space in Chicago and Vernon Hills, Illinois.
     Net cash used in financing activities for the six month period ended June 30, 2006 was $200.3 million. The primary factors that affected our cash flow from financing activities were the repurchase of shares of our common stock at a total cost of $212.0 million and the payment of cash dividends totaling $40.7 million, partially offset by proceeds of $45.5 million from the issuance of common stock under share-based compensation plans.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company’s management carried out an evaluation, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the last fiscal quarter. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2006, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company (including its consolidated subsidiaries) in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
Changes in Internal Control Over Financial Reporting
     There was no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended June 30, 2006 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

     In addition, CDW is party to legal proceedings that arise from time to time, both with respect to specific transactions, such as the purchase of certain assets from Micro Warehouse described above, and in the ordinary course of our business. CDW is also subject to audit by federal, state and local tax authorities, by various government agencies relating to sales under certain government contracts and by vendors relating to vendor incentive programs. We do not believe that any current audit or pending or threatened litigation will have a material adverse effect on our financial condition. Litigation and audits, however, involve uncertainties and it is possible that the eventual outcome of litigation or audits could adversely affect our results of operations for a particular period.
Item 1A. Risk Factors
     There has been no material change from the risk factors described in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities (1)

				(c)
	(a)			Total number of	(d)
	Total		(b)	shares purchased as	Maximum number of
	number of		Average	part of publicly	shares that may yet
	shares		price paid	announced plans or	be purchased under
Period	purchased		per share	programs	the plans or programs
April 1, 2006 through April 30, 2006	—		—	—	5,000,000

May 1, 2006 through May 31, 2006	380,000		$55.69	380,000	4,620,000

June 1, 2006 through June 30, 2006	1,163,157		$54.12	1,162,755	3,457,245

Total	1,543,157	(2)	$54.51	1,542,755

(1)	In April 2006, our Board of Directors authorized a new share repurchase program of up to 5,000,000 shares of our common stock. Share repurchases may be made from time to time in both open market and private transactions, as conditions warrant. This program is expected to remain in effect through April 2008, unless earlier terminated by the Board or completed.

(2)	Includes forfeitures of 402 shares of restricted stock granted to coworkers. All other shares were purchased pursuant to the publicly announced program.

Item 4. Submission of Matters to a Vote of Security Holders
(a)	The Company held its annual meeting of shareholders on May 17, 2006.

(b)	Set forth below are the four matters that were presented to and voted upon by our shareholders, and the results of such shareholders’ votes.
1.	Election of Directors

Nominee	Votes For	Votes Withheld	Non-Votes
Michelle L. Collins	74,688,890	64,709	—
Casey G. Cowell	74,464,776	288,822	—
John A. Edwardson	74,059,890	693,708	—
Daniel S. Goldin	74,689,969	63,630	—
Thomas J. Hansen	74,686,308	67,290	—
Donald P. Jacobs	74,500,996	252,602	—
Stephan A. James	74,458,628	294,970	—
Michael P. Krasny	74,686,209	67,389	—
Terry L. Lengfelder	74,685,370	68,229	—
Susan D. Wellington	74,463,328	290,271	—
Brian E. Williams	72,762,611	1,990,987	—
2.	Ratification of the Selection of Independent Registered Public Accounting Firm

The ratification of the selection of PricewaterhouseCoopers LLP, independent registered public accounting firm, as auditors for the Company for the 2006 fiscal year.

Votes For	Votes Against	Abstentions	Non-Votes
74,036,288	642,833	74,477	—
3.	Approval of the CDW 2006 Stock Incentive Plan

Votes For	Votes Against	Abstentions	Non-Votes
55,400,695	13,201,772	347,649	5,803,482
4.	Approval of An Amendment to the CDW Employee Stock Purchase Plan

Votes For	Votes Against	Abstentions	Non-Votes
62,742,693	5,860,610	346,812	5,802,483

Item 6. Exhibits

Exhibits:

10.1	Revolving Note between the Company and LaSalle National Bank dated June 30, 2006

10.2	Form of Stock Option Agreement for Coworkers, incorporated by reference from the exhibits filed with the Company’s Current Report on Form 8-K filed on May 19, 2006

10.3	Form of Restricted Stock Award Agreement for Coworkers, incorporated by reference from the exhibits filed with the Company’s Current Report on Form 8-K filed on May 19, 2006

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a–14(a) under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a–14(a) under the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C 1350

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CDW CORPORATION

Date: August 9, 2006	By:	/s/ Barbara A. Klein Barbara A. Klein
Senior Vice President and Chief Financial Officer
(Duly authorized officer and principal financial officer)