Form 10-Q
period 2006-09-30
CDW CORP
filed 2006-11-09
CIK 899171

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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
Large accelerated filer ☒                                          Accelerated filer ☐                                          Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
As of October 31, 2006, 95,924,299 common shares were issued and 78,381,544 were outstanding.

CDW CORPORATION AND SUBSIDIARIES
INDEX

ii

Part I. Financial Information
Item 1. Financial Statements
CDW CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	September 30,	December 31,
	2006	2005
Assets

Current assets:
Cash and cash equivalents	$303,178	$201,250
Marketable securities	218,095	370,500
Accounts receivable, net of allowance for doubtful accounts of $9,574 and $9,564, respectively	738,600	637,245
Merchandise inventory	285,165	243,564
Miscellaneous receivables	40,141	27,848
Deferred income taxes	16,298	12,562
Prepaid expenses	15,713	8,274

Total current assets	1,617,190	1,501,243

Marketable securities	50,000	39,176
Property and equipment, net	119,263	97,277
Other assets	14,449	11,360

Total assets	$1,800,902	$1,649,056

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	$340,254	$245,201
Accrued expenses:
Compensation	44,282	42,585
Income taxes	4,170	7,409
Sales taxes	17,813	21,473
Advertising	28,503	18,193
Other	37,228	32,900

Total current liabilities	472,250	367,761

Long-term liabilities	22,729	16,730

Shareholders’ equity:
Preferred shares, $1.00 par value; 5,000 shares authorized; none issued	—	—
Common shares, $.01 par value; 500,000 shares authorized; 95,806 and 93,447 shares issued, respectively	958	934
Paid-in capital	604,173	507,832
Retained earnings	1,577,063	1,405,263
Unearned compensation	—	(400)
Accumulated other comprehensive income	727	163

	2,182,921	1,913,792

Less cost of common shares in treasury; 17,545 shares and 13,483 shares, respectively	(876,998)	(649,227)

Total shareholders’ equity	1,305,923	1,264,565

Total liabilities and shareholders’ equity	$1,800,902	$1,649,056

The accompanying notes are an integral part of the consolidated financial statements.

CDW CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net sales	$1,739,457	$1,670,204	$4,961,544	$4,684,881
Cost of sales	1,471,586	1,415,261	4,175,747	3,966,031

Gross profit	267,871	254,943	785,797	718,850

Selling and administrative expenses	127,416	112,670	382,356	320,233
Advertising expense	28,964	29,843	89,866	85,969

Income from operations	111,491	112,430	313,575	312,648

Interest income	5,167	3,662	15,866	10,830
Other expense, net	(361)	(284)	(1,417)	(1,133)

Income before income taxes	116,297	115,808	328,024	322,345

Income tax provision	38,563	42,684	115,501	120,763

Net income	$77,734	$73,124	$212,523	$201,582

Earnings per share:
Basic	$1.00	$0.91	$2.69	$2.47

Diluted	$0.98	$0.88	$2.63	$2.40

Weighted-average number of common shares outstanding:

Basic	77,890	80,526	78,956	81,487

Diluted	79,459	82,957	80,674	83,993

Dividends per share	$0.00	$0.00	$0.52	$0.43

The accompanying notes are an integral part of the consolidated financial statements.

CDW CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(in thousands)
(unaudited)

							Accumulated
	Total						Other
	Shareholders’	Common	Paid-in	Retained	Unearned	Treasury	Comprehensive	Comprehensive
	Equity	Shares	Capital	Earnings	Compensation	Shares	(Loss) Income	Income
Balance at December 31, 2005	$1,264,565	$934	$507,832	$1,405,263	$(400)	$(649,227)	$163

Share-based compensation	11,934	—	11,934	—	—	—	—

Reclass upon adoption of SFAS 123R	—	—	(400)	—	400	—	—

Issuance of common stock under share-based compensation plans	59,052	24	59,028	—	—	—	—

Excess tax benefit from stock option and restricted stock transactions	25,779	—	25,779	—	—	—	—

Purchase of treasury shares, including forfeitures of restricted stock	(227,771)	—	—	—	—	(227,771)	—

Cash dividends	(40,723)	—	—	(40,723)	—	—	—

Net income	212,523	—	—	212,523	—	—	—	$212,523

Net unrealized gains on marketable securities, net of tax	379	—	—	—	—	—	379	379

Foreign currency translation adjustment	185	—	—	—	—	—	185	185

Comprehensive income								$213,087

Balance at September 30, 2006	$1,305,923	$958	$604,173	$1,577,063	$—	$(876,998)	$727

The accompanying notes are an integral part of the consolidated financial statements.

CDW CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2006	2005
Cash flows from operating activities:
Net income	$212,523	$201,582

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,080	15,852
Accretion of marketable securities	(128)	21
Share-based compensation expense	11,934	74
Allowance for doubtful accounts	10	20
Deferred income taxes	(3,679)	—
Tax benefit from stock option and restricted stock transactions	—	13,947
Gross excess tax benefits from share-based compensation	(14,050)	—

Changes in assets and liabilities, net of acquisition:
Accounts receivable	(94,841)	(88,645)
Miscellaneous receivables and other assets	(13,015)	(8,384)
Merchandise inventory	(41,233)	(45,498)
Prepaid expenses	(7,428)	1,189
Accounts payable (1)	91,471	114,779
Accrued compensation	1,644	8,095
Accrued income taxes and other expenses	33,420	17,513
Long-term liabilities	5,999	7,810

Net cash provided by operating activities	201,707	238,355

Cash flows from investing activities:
Purchases of available-for-sale securities	(238,137)	(286,948)
Redemptions and sales of available-for-sale securities	353,925	338,604
Purchases of held-to-maturity securities	(70,000)	(20,000)
Redemptions of held-to-maturity securities	96,300	65,000
Purchase of property and equipment	(40,089)	(39,115)
Acquisition of business	(2,646)	—

Net cash provided by investing activities	99,353	57,541

Cash flows from financing activities:
Purchase of treasury shares, including forfeitures of restricted stock (1)	(227,771)	(216,093)
Proceeds from issuance of common stock under share-based compensation plans	59,052	24,578
Gross excess tax benefits from share-based compensation	14,050	—
Dividends paid	(40,723)	(35,114)
Change in book overdrafts	(3,925)	13,852

Net cash used in financing activities	(199,317)	(212,777)

Effect of exchange rate changes on cash and cash equivalents	185	35

Net increase in cash	101,928	83,154

Cash and cash equivalents – beginning of period	201,250	148,804

Cash and cash equivalents – end of period	$303,178	$231,958

(1)	The Company acquired $3.4 million of shares for treasury purposes in September 2005 for which cash settlement occurred in October 2005. Accordingly, the Company has excluded these non-cash items from both the “Purchase of treasury shares, including forfeitures of restricted stock” and “Accounts payable” amounts presented above.

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

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. Such principles were applied on a basis consistent with those reflected in our Annual Report on Form 10-K for the year ended December 31, 2005 (“2005 Form 10-K”) and documents incorporated therein as filed with the Securities and Exchange Commission, except as disclosed below. The accompanying financial data should be read in conjunction with the notes to consolidated financial statements contained in the 2005 Form 10-K and documents incorporated therein. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly our financial position as of September 30, 2006 and December 31, 2005, the results of operations for the three and nine month periods ended September 30, 2006 and 2005, the cash flows for the nine month periods ended September 30, 2006 and 2005, and the changes in shareholders’ equity for the nine month period ended September 30, 2006. Results for such interim periods are not necessarily indicative of results for the full year.

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

Recently Issued Accounting Standards

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

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 applies where other accounting pronouncements require or permit fair value measurements; it does not require any new fair value measurements. The effects of adopting SFAS 157 will be determined by the types of instruments carried at fair value in our financial statements at the time of adoption as well as the method utilized to determine their fair values prior to adoption. SFAS 157 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact SFAS 157 will have on our financial statements.

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

As of September 30, 2006, there were 4,229,632 shares of common stock available for future grants under these plans.

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

Employee Stock Purchase Plan

We have established an Employee Stock Purchase Plan (“ESPP”) which provides that eligible coworkers may contribute up to 15% of their eligible compensation towards the quarterly purchase of our common stock. Effective January 1, 2006, we changed the provisions of the ESPP so that it is non-compensatory under the provisions of SFAS 123R. The coworkers’ purchase price will be 95% of the fair market value of the stock on the last business day of the quarterly offering period. Coworkers may purchase shares having a fair market value of up to $25,000 per year and 325 shares per quarter. No compensation expense is recorded in connection with the ESPP and the tables in this note exclude the impact of the ESPP unless otherwise noted. At the 2006 Annual Meeting of Shareholders, the Company’s shareholders approved an amendment to the ESPP pursuant to which 500,000 additional shares were added to the ESPP, increasing the number of shares available under the plan to 1,000,000. As of September 30, 2006, we had issued 383,196 shares over the life of the ESPP and the number of shares available for future issuance under the ESPP was 616,804.

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

The fair value of each stock option grant made after April 1, 2005 was estimated on the grant date using a lattice-binomial model. The fair value of each stock option grant made prior to April 2, 2005 was estimated on the grant date using the Black-Scholes model. The weighted-average estimated fair value of options granted for the three and nine month periods ended September 30, 2006 was $25.76 and $24.80, respectively. The weighted-average assumptions used to value option grants and compensatory stock purchase rights under the ESPP for the three and nine month periods ended September 30, 2006 and 2005 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Risk-free interest rate	4.93%	3.21%	4.93%	3.82%
Dividend yield	0.90%	0.74%	0.90%	0.67%
Expected life (years)	6.71	1.62	6.71	4.02
Stock price volatility	37.07%	39.26%	37.07%	40.29%
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
The following table sets forth the summary of stock option activity for the nine month period ended September 30, 2006:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
Options	Shares	Price	Term	($000) (1)
Outstanding at January 1, 2006	10,199,500	$38.26

Granted	681,837	$55.41
Exercised	(2,156,045)	$25.79
Forfeited or expired	(133,053)	$57.15

Outstanding at September 30, 2006	8,592,239	$42.46	8.44	172,107

Exercisable at September 30, 2006	5,510,857	$41.38	7.58	116,992

Expected to vest at September 30, 2006	3,028,390	$44.33	9.76	54,311

(1)	These amounts represent the difference between $61.68, the closing price of the Company’s common stock on September 30, 2006, and the exercise price.
Our net income for the three and nine month periods ended September 30, 2006 includes $4.0 million and $11.9 million, respectively, of compensation costs and $1.5 million and $4.5 million, respectively, of income tax benefits related to our share-based compensation arrangements. No portion of share-based compensation was capitalized.
For the three and nine month periods ended September 30, 2006:
•	Cash proceeds related to stock option exercises were $12.6 million and $55.6 million, respectively.

•	The intrinsic value of stock options exercised was $13.2 million and $70.0 million, respectively.

•	The tax benefit realized from stock options exercised was $5.1 million and $26.7 million, respectively.

A summary of the status of our nonvested restricted stock and restricted stock units (collectively, “nonvested shares”) as of January 1, 2006, and changes through the nine month period ended September 30, 2006, is presented below:

		Weighted-
		Average
		Grant-Date
Nonvested Shares	Shares	Fair Value
Nonvested at January 1, 2006	10,400	$55.93

Granted	141,054	$55.41
Vested	(2,800)	$55.05
Forfeited	(1,982)	$55.40

Nonvested at September 30, 2006	146,672	$55.46

As of September 30, 2006, there was $35.9 million of total unrecognized compensation cost related to nonvested share-based compensation awards granted under our plans. That cost is expected to be recognized over a weighted-average period of 4.01 years.

The Company has historically settled stock option exercises with newly issued common shares.

In April 2006, our Board of Directors authorized a new share repurchase program of up to 5,000,000 shares. This repurchase program is expected to remain in effect through April 2008 unless earlier terminated by the Board or completed.

Impact of Fair Value Recognition under SFAS 123 for Three and Nine Month Periods Ended September 30, 2005

In periods prior to our adoption of SFAS 123R, net income and earnings per share amounts reported in our consolidated statements of income did not include share-based compensation expense for stock options and stock purchases under the ESPP because the Company opted to continue using the recognition provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) while providing required pro forma disclosures under Statement of Financial Accounting Standards 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). The following table reflects the effect on net income and earnings per share assuming the Company had elected to apply the fair value recognition provisions of SFAS 123 (in thousands, except per share amounts). The results for the three and nine month periods ended September 30, 2005 have not been restated.

	Three Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2005
Net income, as reported	$73,124	$201,582

Add share-based employee compensation expense included in reported net income, net of related tax effects	35	45

Deduct total share-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(5,475)	(15,521)

Pro forma net income	$67,684	$186,106

Basic earnings per share, as reported	$0.91	$2.47
Diluted earnings per share, as reported	$0.88	$2.40

Pro forma basic earnings per share	$0.84	$2.28
Pro forma diluted earnings per share	$0.81	$2.20
The impact of accounting for share-based compensation under SFAS 123R for the three and nine month periods ended September 30, 2006, was as follows (in thousands, except per share amounts):

	Three Months Ended	Nine Months Ended
	September 30, 2006	September 30, 2006
Share-based compensation expense by type of award:
Stock options	$3,554	$11,159
Restricted stock	444	775

Total share-based compensation	3,998	11,934
Tax effect on share-based compensation	(1,533)	(4,547)

Net effect on net income	$2,465	$7,387

Tax effect on:
Cash flows from operating activities	$(2,612)	$(14,050)
Cash flows from financing activities	$2,612	$14,050
Effect on earnings per share:
Basic	$0.03	$0.09
Diluted	$0.03	$0.09
For the three and nine month periods ended September 30, 2006, the share-based compensation expense of $444,000 and $775,000, respectively, related to restricted stock would also have been recorded as an expense under APB 25. Prior to the adoption of SFAS 123R, we presented all tax benefits for deductions resulting from the exercise of stock options and disqualifying dispositions as operating cash flows in our consolidated statement of cash flows. SFAS 123R requires the benefits from tax deductions in excess of recognized compensation expense to be reported as a financing cash flow, rather than as an operating cash flow. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. Total cash flows will remain unchanged from what would have been reported under prior accounting rules.

4.	Marketable Securities

Estimated fair values of marketable securities are based on quoted market prices.

The following table summarizes our investments in marketable securities at September 30, 2006 (in thousands):

		Gross
		Unrealized
	Estimated	Holding		Amortized
Security Type	Fair Value	Gains	Losses	Cost
Available-for-sale:
State and municipal bonds	$131,475	$—	$—	$131,475

Total available-for-sale	131,475	—	—	131,475

Held-to-maturity:
U.S. Government and Government agency securities	136,185	—	(435)	136,620

Total held-to-maturity	136,185	—	(435)	136,620

Total marketable securities	$267,660	$—	$(435)	$268,095

The following table presents the gross unrealized losses and fair values of our investments in marketable securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of September 30, 2006 (in thousands):

	Less Than 12 Months		12 Months or Greater		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
Security Type	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S Government and Government agency securities	$69,901	$(99)	$64,284	$(336)	$134,185	$(435)

Total	$69,901	$(99)	$64,284	$(336)	$134,185	$(435)

Because the Company believes that unrealized losses on fixed income securities are primarily attributable to changes in interest rates, and because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be at maturity, the Company does not consider those investments to be other-than-temporarily impaired as of September 30, 2006.

Net unrealized holding losses on available-for-sale securities are determined by specific identification and are included in accumulated other comprehensive income, which is reflected as a separate component of shareholders’ equity. The gross realized losses on marketable securities that are included in other expense in the Consolidated Statements of Income are not material.

The following table summarizes the maturities of our fixed income securities as of September 30, 2006 (in thousands):

	Estimated	Amortized
	Fair Value	Cost
Due in one year or less	$217,721	$218,095
Due in greater than one year	49,939	50,000

Total investments in marketable securities	$267,660	$268,095

As of September 30, 2006, all of the marketable securities that are due after one year have maturity dates prior to September 30, 2008.

5.	Financing Arrangements

We have an aggregate $70.0 million available pursuant to two $35.0 million unsecured lines of credit with two financial institutions. One line of credit was renewed in June 2006 and expires in June 2007. The other line does not have a fixed expiration date. Borrowings under the first credit facility bear interest at the prime rate less 2.5%, LIBOR plus 0.45% or the federal funds rate plus 0.5%, as determined by the Company. Borrowings under the second credit facility bear interest at the prime rate less 2.5%, LIBOR plus 0.45% or the federal funds rate plus 0.45%, as determined by the Company. The Company does not incur any facility fees associated with either line of credit. At September 30, 2006, there were no borrowings under either of the credit facilities.

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

At September 30, 2006, we had 78,261,908 outstanding common shares. We have granted options to purchase common shares to the coworkers and directors of the Company under several stock option plans. These options have a dilutive effect on the calculation of earnings per share. The following table is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations as required by Statement of Financial Accounting Standards No. 128, “Earnings Per Share” (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Basic earnings per share:
Income available to common shareholders (numerator)	$77,734	$73,124	$212,523	$201,582

Weighted-average common shares outstanding (denominator)	77,890	80,526	78,956	81,487

Basic earnings per share	$1.00	$0.91	$2.69	$2.47

Diluted earnings per share:
Income available to common shareholders (numerator)	$77,734	$73,124	$212,523	$201,582

Weighted-average common shares outstanding	77,890	80,526	78,956	81,487
Effect of dilutive securities:
Options on common stock	1,569	2,431	1,718	2,506

Total common shares and dilutive securities (denominator)	79,459	82,957	80,674	83,993

Diluted earnings per share	$0.98	$0.88	$2.63	$2.40

Additional options to purchase common shares and nonvested shares were outstanding during the three and nine month periods ended September 30, 2006 and 2005, but were not included in the computation of diluted earnings per share because they were antidilutive in that either: 1) the exercise price of the options were greater than the average market price of common shares during the respective periods or 2) the deemed per share proceeds under the treasury stock method (the sum of the option exercise price, if applicable, any future compensation expense under SFAS 123R, and any related “windfall” tax benefits) for the options or nonvested shares on a per share basis exceeded the average market price of common shares during the respective periods. The following table summarizes the weighted-average number, and the weighted-average exercise price of those options or nonvested shares which were excluded from the calculations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Weighted-average number of options (in 000’s)	2,640	1,229	2,332	1,231
Weighted-average exercise price	$60.76	$67.68	$61.60	$67.66

Weighted-average number of nonvested shares (in 000’s)	1	—	70	—
7.	Share Repurchase Programs

Since 1998, we have repurchased a total of 17.5 million shares of our common stock at a total cost of $876.9 million under various share repurchase programs authorized by our Board of Directors. The program authorizing the repurchase of 4,529,600 shares that was approved by our Board of Directors in April 2005 was completed in March 2006. In April 2006, our Board of Directors authorized a new share repurchase program of up to 5,000,000 shares of our common stock. Share repurchases may be made from time to time in both open market and private transactions, as conditions warrant. The new program is expected to remain in effect through April 2008, unless earlier terminated by the Board or completed. Repurchased shares are held in treasury pending use for general corporate purposes, including issuances under various stock plans. The following table presents share repurchases during the three and nine month periods ended September 30, 2006 and 2005 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Number of shares	300	124	4,059	3,866
Amount	$15,725	$7,120	$227,671	$219,451
As of September 30, 2006, 3,157,245 shares remained available for repurchase under our current share repurchase program.

8.	Segment Information

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

The following tables present information about our reportable segments (in thousands):

	Three Months Ended September 30, 2006
	Corporate	Public	Headquarters /
	Sector	Sector	Other	Consolidated
Net sales	$1,088,364	$651,093	$—	$1,739,457

Income (loss) from operations	$83,805	$36,867	$(9,181)	$111,491

Net interest income and other expense				4,806

Income before income taxes				$116,297

Total assets	$637,714	$299,297	$863,891	$1,800,902

	Three Months Ended September 30, 2005
	Corporate	Public	Headquarters /
	Sector	Sector	Other	Consolidated
Net sales	$1,116,658	$553,546	$—	$1,670,204

Income (loss) from operations	$88,582	$32,414	$(8,566)	$112,430

Net interest income and other expense				3,378

Income before income taxes				$115,808

Total assets	$447,826	$271,559	$952,159	$1,671,544

	Nine Months Ended September 30, 2006
	Corporate	Public	Headquarters /
	Sector	Sector	Other	Consolidated
Net sales	$3,350,427	$1,611,117	$—	$4,961,544

Income (loss) from operations	$261,999	$80,520	$(28,944)	$313,575

Net interest income and other expense				14,449

Income before income taxes				$328,024

Total assets	$637,714	$299,297	$863,891	$1,800,902

	Nine Months Ended September 30, 2005
	Corporate	Public	Headquarters /
	Sector	Sector	Other	Consolidated
Net sales	$3,281,442	$1,403,439	$—	$4,684,881

Income (loss) from operations	$253,141	$84,121	$(24,614)	$312,648

Net interest income and other expense				9,697

Income before income taxes				$322,345

Total assets	$447,826	$271,559	$952,159	$1,671,544

Our assets are primarily managed by coworkers in our headquarters, including all cash, cash equivalents, and marketable securities, inventory, and the majority of all property and equipment. As a result, capital expenditures and related depreciation are immaterial for the two operating segments. The operating segments’ assets consist principally of trade and intercompany accounts receivable.

No single customer accounted for more than 1% of net sales in the three or nine month periods ended September 30, 2006 or 2005. During the three and nine month periods ended September 30, 2006 and 2005, approximately 2% of our net sales were to customers outside of the continental United States, primarily in Canada.

9.	Effective Tax Rate

The income tax provision for the three and nine month periods ended September 30, 2006 includes a benefit of $5.1 million relating to the reduction of tax reserves due to the expiration of the statute of limitations for the 2002 tax year. The income tax provision for the nine month period ended September 30, 2006 includes a benefit of $2.3 million relating to the resolution of an audit of the Company’s 2003 federal income tax return.

10.	Contingencies

On September 9, 2003, CDW completed the purchase of certain assets of Bridgeport Holdings, Inc., Micro Warehouse, Inc., Micro Warehouse, Inc. of Ohio, and Micro Warehouse Gov/Ed, Inc. (collectively, “Micro Warehouse”). On September 10, 2003, Micro Warehouse filed voluntary petitions for relief under chapter 11 of title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (Case No. 03-12825). On January 20, 2004, the Official Committee of Unsecured Creditors (the “Committee”) appointed in the Micro Warehouse bankruptcy proceedings filed a motion with the court seeking the production of certain documents for review and certain representatives of CDW for depositions. On February 12, 2004, the Bankruptcy Court entered an order approving a stipulation between the Committee and CDW whereby CDW consented to the Committee’s production requests. Pursuant to the stipulation, CDW produced the requested documents and certain CDW representatives were deposed. In a subsequent filing with the Bankruptcy Court, the Committee stated its belief that the Micro Warehouse estate has a claim against CDW for a transfer of assets for less than reasonably equivalent value arising from the sale of such assets to CDW. The Bankruptcy Court confirmed a plan of distribution with respect to Micro Warehouse which became effective on October 14, 2004. In connection therewith, any such claim that the estate had against CDW was transferred to the Bridgeport Holdings, Inc. Liquidating Trust (the “Liquidating Trust”). On March 3, 2005, the Liquidating Trust filed a civil claim against CDW in the United States Bankruptcy Court for the District of Delaware. The Liquidating Trust alleges that CDW did not pay reasonably equivalent value for the assets it acquired from Micro Warehouse and seeks to have CDW’s “purchase of Micro Warehouse” set aside and an amount of damages, to be determined at trial, paid to it. The United States Bankruptcy Court has set a trial date of February 20, 2007. CDW believes that it paid reasonably equivalent value for the assets it acquired from Micro Warehouse and believes that the outcome of this claim will not have a material adverse effect on CDW’s financial condition. It is not possible for CDW to estimate a range of any possible loss that could result from this litigation.

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

11.	Subsequent Event

On October 11, 2006, we completed the acquisition of Berbee Information Networks Corporation (“Berbee”) for a total purchase price of $184 million, including an adjustment for working capital.

Berbee provides information technology solutions and engineering capabilities in advanced technologies primarily across the Cisco, IBM, and Microsoft platforms. Areas of expertise include network infrastructure and unified communications, systems and storage, security, productivity applications and managed services. Berbee’s customer base includes corporate, healthcare, education, and state and local government customers. Berbee has 11 offices and two data centers in six Midwestern states and employs approximately 800 people. Berbee is operating as a separate strategic business unit of CDW with its current product and service offerings.

Given the recent acquisition date, we have not completed the purchase price allocation. However, we expect to record a significant amount of goodwill and intangible assets as a result of this acquisition.

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
     For financial reporting purposes, we have two operating segments: corporate sector, which is primarily comprised of business customers, but also includes consumers (which generated approximately 1% of net sales in the three and nine month periods ended September 30, 2006 and 2005); and public sector, which is comprised of federal, state and local government entities, educational institutions and healthcare customers. See Note 8 to the Condensed Consolidated Financial Statements for more information on our operating segments.
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
Acquisition of Berbee Information Networks Corporation
     On October 11, 2006, we completed the acquisition of Berbee Information Networks Corporation (“Berbee”) for a total purchase price of $184 million, including an adjustment for working capital.
     Berbee provides information technology solutions and engineering capabilities in advanced technologies primarily across the Cisco, IBM, and Microsoft platforms. Areas of expertise include network infrastructure and unified communications, systems and storage, security, productivity applications and managed services. Berbee’s customer base includes corporate, healthcare, education, and state and local government customers. Berbee has 11 offices and two data centers in six Midwestern states and employs approximately 800 people. Berbee is operating as a separate strategic business unit of CDW with its current product and service offerings. For the trailing 12 months ended July 31, 2006, Berbee’s revenue was $390 million.
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
     In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 applies where other accounting pronouncements require or permit fair value measurements; it does not require any new fair value measurements. The effects of adopting SFAS 157 will be determined by the types of instruments carried at fair value in our financial statements at the time of adoption as well as the method utilized to determine their fair values prior to adoption. SFAS 157 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact SFAS 157 will have on our financial statements.
Results Of Operations
     The following table sets forth for the periods indicated information derived from our consolidated statements of income expressed as a percentage of net sales:

	Percentage of Net Sales
	Three Months Ended September 30,		Nine Months Ended September 30,
Financial Results	2006	2005	2006	2005

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	84.6	84.7	84.2	84.7

Gross profit	15.4	15.3	15.8	15.3
Selling and administrative expenses	7.3	6.8	7.7	6.8
Advertising expense	1.7	1.8	1.8	1.8

Income from operations	6.4	6.7	6.3	6.7
Interest and other income/expense	0.3	0.2	0.3	0.2

Income before income taxes	6.7	6.9	6.6	6.9
Income tax provision	2.2	2.5	2.3	2.6

Net income	4.5%	4.4%	4.3%	4.3%

     The following table sets forth for the periods indicated a summary of certain of our consolidated operating statistics:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Operating Statistics	2006	2005	2006	2005

% of sales to commercial customers (1)	99.1%	99.1%	99.1%	98.8%
Direct web sales (000’s)	$496,275	$455,298	$1,490,764	$1,314,389
Sales force, end of period	2,211	2,061	2,211	2,061
Annualized inventory turnover	24	25	23	24
Accounts receivable - days sales outstanding	39	37	41	39

(1)	Commercial customers are defined as public sector and corporate customers excluding consumers.
     The following table presents net sales of products by product category as a percentage of total net sales of products. Net sales of products do not include items such as commission revenue or delivery charges to customers, and were approximately 97% of total net sales in the three and nine month periods ended September 30, 2006 and 2005.
     Product lines are based upon internal product code classifications. Product mix for the three and nine month periods ended September 30, 2005 have been retroactively adjusted for certain changes in individual product classifications.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Analysis of Product Mix	2006	2005	2006	2005

Notebook computers and accessories	14.2%	12.8%	13.4%	12.9%
Desktop computers and servers	12.3	13.7	13.1	13.9

Subtotal computer products	26.5	26.5	26.5	26.8
Software	17.6	17.3	17.3	17.3
Data storage devices	13.4	13.9	13.5	13.7
Printers	11.3	12.1	11.6	12.3
NetComm products	10.8	10.2	10.5	10.0
Video	9.2	9.1	9.5	9.1
Add-on boards/memory	4.4	4.4	4.6	4.4
Input devices	3.2	3.2	3.3	3.2
Other	3.6	3.3	3.2	3.2

Total	100.0%	100.0%	100.0%	100.0%

     The following table represents the change in year-over-year net sales of products by product category for each of the periods indicated. Product lines are based upon internal product code classifications. The rates of change for the three and nine month periods ended September 30, 2005 have been retroactively adjusted for certain changes in individual product classifications.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Analysis of Product Category Growth	2006	2005	2006	2005

Notebook computers and accessories	15.2%	(0.6)%	10.0%	4.6%
Desktop computers and servers	(6.3)	16.4	(0.5)	17.3
Subtotal computer products	4.1	7.5	4.5	10.8
Software	6.2	14.5	6.1	13.3
Data storage devices	1.1	17.5	4.2	13.5
Printers	(2.2)	5.4	(0.7)	5.0
NetComm products	10.4	15.3	11.0	14.3
Video	6.2	1.4	10.4	7.3
Add-on boards/memory	5.4	8.2	9.6	6.8
Input devices	5.0	7.2	6.3	7.7
Other	8.1	26.0	10.1	25.3

Three Month Period Ended September 30, 2006 Compared to Three Month Period Ended September 30, 2005
     Net sales in the third quarter of 2006 increased 4.1% to $1.739 billion, compared to $1.670 billion in the third quarter of 2005. Sales of notebook computers and accessories and netcomm products each increased more than 10% in the third quarter of 2006 over the third quarter of 2005. Corporate sector segment sales decreased 2.5% to $1.088 billion in the third quarter of 2006 from $1.117 billion in the third quarter of 2005, and comprised 63% of our total net sales for the quarter. Public sector segment sales increased 17.6% to $651.1 million in the third quarter of 2006 from $553.5 million in the third quarter of 2005, and comprised 37% of our total net sales for the quarter.
     Gross profit increased 5.1% to $267.9 million in the third quarter of 2006, compared to $254.9 million in the third quarter of 2005. As a percentage of net sales, gross profit was 15.4% in the third quarter of 2006, compared to 15.3% in the third quarter of 2005. The increase in the gross profit margin was primarily due to higher product margins.
     Our objective for gross profit as a percentage of net sales is between 15.25% and 16.0%, including the impact of the acquisition of Berbee. The gross profit margin depends on various factors, including vendor incentive and inventory price protection programs, cooperative advertising funds classified as a reduction of cost of sales, product mix, net service contract revenue, commission revenue, pricing strategies, market conditions, and other factors, any of which could result in changes in gross profit margins from recent experience.
     Selling and administrative expenses increased 13.1% in the third quarter of 2006 to $127.4 million, compared to $112.7 million in the third quarter of 2005, while increasing as a percentage of net sales to 7.3% versus 6.8% in the third quarter of 2005. The primary categories that impacted selling and administrative expenses were:
•	Payroll and employee-related costs increased $10.2 million. This increase was primarily due to the continued investment in our sales force, increases in administrative areas to support a larger and growing business, and increased sales commission expense due to the achievement of a higher gross profit margin. Included in payroll costs in the third quarter of 2006 was $1.3 million related to the operation of our new distribution center in North Las Vegas, Nevada. Also, we recorded $4.0 million in share-based compensation expense during the third quarter of 2006 due to the adoption of SFAS 123R on January 1, 2006.

•	Occupancy costs increased $1.7 million, primarily due to $3.4 million of depreciation expense, rent and operating expenses, such as property taxes and utilities, related to our new distribution center in North Las Vegas, Nevada and additional leased office space in Chicago and Vernon Hills, Illinois. These expenses were partially offset by $0.9 million in increased local economic development incentives related to new office locations and reductions in other areas.

•	Other selling and administrative costs increased $2.8 million. This includes $0.3 million in expenses related to our new distribution center in North Las Vegas, Nevada. In addition, we experienced increased administrative expenses required to support a larger business, such as professional fees, general insurance, and travel and entertainment expenses.
     Advertising expense was $29.0 million in the third quarter of 2006, compared to $29.8 million in the same period of 2005. As a percentage of net sales, advertising expense was 1.7% in the third quarter of 2006 and 1.8% in the third quarter of 2005.
     Consolidated operating income was $111.5 million in the third quarter of 2006, a decrease of 0.8% from $112.4 million in the third quarter of 2005. Consolidated operating income as a percentage of net sales was 6.4% in the third quarter of 2006, compared to 6.7% in the third quarter of 2005. Corporate sector segment operating income was $83.8 million in the third quarter of 2006, a decrease of 5.4% from $88.6 million in the third quarter of 2005. The decrease in corporate sector segment operating income was primarily due to an increase in sales compensation expense associated with an improved gross profit margin. Public sector segment operating income was $36.9 million in the third quarter of 2006, an increase of 13.7% from $32.4 million in the third quarter of 2005. Public sector segment operating income was impacted by the investment in additional sales resources. Headquarters expenses increased to $9.2 million in the third quarter of 2006 compared to $8.6 million in the third quarter of 2005, primarily due to a larger number of coworkers and the recognition of share-based compensation expense due to the adoption of SFAS 123R on January 1, 2006.
     Our objective for operating income as a percentage of net sales remains in the range of 6.0% to 6.5% for the fourth quarter of 2006, including the impact of the acquisition of Berbee. For 2007, our objective for operating income as a percentage of net sales is a range of 6.1% to 6.6%.
     The effective income tax rate, expressed as a percentage of income before income taxes, decreased to 33.2% in the third quarter of 2006 compared to 36.9% in the third quarter of 2005. The decrease in the effective tax rate was primarily due to a benefit relating to the reduction of tax reserves due to the expiration of the statute of limitations for the 2002 tax year. The change in the effective tax rate increased diluted earnings per share in the third quarter of 2006 by approximately $0.05 compared to the third quarter of 2005.
     Net income in the third quarter of 2006 was $77.7 million, a 6.3% increase from $73.1 million in the third quarter of 2005. Diluted earnings per share were $0.98 in the third quarter of 2006, an increase of 11.4% from $0.88 in the third quarter of 2005. The change in the weighted-average number of common shares outstanding in the third quarter of 2006 compared to the third quarter of 2005 increased diluted earnings per share by approximately $0.04.
Nine Month Period Ended September 30, 2006 Compared to Nine Month Period Ended September 30, 2005
     Net sales in the nine month period ended September 30, 2006 increased 5.9% to $4.962 billion, compared to $4.685 billion in the same period of 2005. Sales of notebook computers and accessories, netcomm products, and video products each increased more than 10% in the first nine months of 2006 over the first nine months of 2005. Corporate sector segment sales increased 2.1% to $3.350 billion in the nine month period ended September 30, 2006 from $3.281 billion in the nine month period ended September 30, 2005, and comprised 68% of our total net sales for the period. Public sector segment sales increased 14.8% to $1.611 billion in the nine month period ended September 30, 2006 from $1.403 billion in the nine month period ended September 30, 2005, and comprised 32% of our total net sales for the period.

     Gross profit increased 9.3% to $785.8 million in the first nine months of 2006, compared to $718.9 million in the first nine months of 2005. As a percentage of net sales, gross profit was 15.8% in the first nine months of 2006, compared to 15.3% in the same period of 2005. The increase in the gross profit margin was primarily due to higher product margins.
     Selling and administrative expenses increased 19.4% in the first nine months of 2006 to $382.4 million, compared to $320.2 million in the same period of 2005, while increasing as a percentage of net sales to 7.7% in the first nine months of 2006 versus 6.8% in the first nine months of 2005. The primary reasons for the increase in selling and administrative expenses were:
•	Payroll and employee-related costs increased $45.7 million. This increase was primarily due to the continued investment in our sales force, increases in administrative areas to support a larger and growing business, and increased sales commission expense due to the achievement of a higher gross profit margin. Included in payroll costs in the first nine months of 2006 was $5.5 million related to the operation of our new distribution center in North Las Vegas, Nevada. Also, we recorded $11.9 million in share-based compensation expense during the first nine months of 2006 due to the adoption of SFAS 123R on January 1, 2006.

•	Occupancy costs increased $7.1 million, primarily due to $9.8 million of depreciation expense, rent and operating expenses, such as property taxes and utilities, related to our new distribution center in North Las Vegas, Nevada and additional leased office space in Chicago and Vernon Hills, Illinois. These expenses were partially offset by $0.9 million in increased local economic development incentives related to new office locations and reductions in other areas.

•	Other selling and administrative costs increased $9.3 million. This includes $0.8 million in expenses related to our new distribution center in North Las Vegas, Nevada. In the first nine months of 2006, we recorded severance expense of $2.1 million in connection with payments to several individuals who left the Company. In addition, we experienced increased administrative expenses required to support a larger business, such as professional fees, general insurance, and travel and entertainment expenses.
     Advertising expense increased to $89.9 million in the nine month period ended September 30, 2006, compared to $86.0 million in the same period of 2005. As a percentage of net sales, advertising expense was 1.8% in the first nine months of 2006 and 2005.
     Consolidated operating income was $313.6 million in the nine month period ended September 30, 2006, an increase of 0.3% from $312.6 million in the nine month period ended September 30, 2005. Consolidated operating income as a percentage of net sales decreased to 6.3% in the first nine months of 2006, compared to 6.7% in the same period of 2005. The decrease in operating income as a percentage of net sales was primarily due to the increased selling and administrative expenses, partially offset by the increased gross profit. Corporate sector segment operating income was $262.0 million in the first nine months of 2006, an increase of 3.5% from $253.1 million in the first nine months of 2005. The increase in corporate sector segment operating income was primarily due to improved gross profit margin. Public sector segment operating income was $80.5 million in the first nine months of 2006, a decrease of 4.3% from $84.1 million in the first nine months of 2005. The decrease in public sector segment operating income was primarily due to lower gross profit margin, increased selling and administrative expenses related to the investment in additional sales resources, and the recognition of share-based compensation expense due to the adoption of SFAS 123R. Headquarters expenses increased to $28.9 million in the nine month period ended September 30, 2006 compared to $24.6 million in the same period of 2005, primarily due to a larger number of coworkers and the recognition of share-based compensation expense due to the adoption of SFAS 123R.
     The effective income tax rate, expressed as a percentage of income before income taxes, decreased to 35.2% in the nine month period ended September 30, 2006 compared to 37.5% in the nine month period ended September 30, 2005. This decrease was primarily attributable to the resolution of an audit of the Company’s 2003 federal income tax return in the second quarter of 2006 and a benefit relating to the reduction of tax reserves due to the expiration of the statute of limitations for the 2002 tax year in the third quarter of 2006. The change in the effective tax rate increased diluted earnings per share in the first nine months of 2006 by approximately $0.09 compared to the first nine months of 2005.
     Net income in the first nine months of 2006 was $212.5 million, a 5.4% increase from $201.6 million in the first nine months of 2005. Diluted earnings per share were $2.63 in the first nine months of 2006, an increase of 9.6% from $2.40 in the first nine months of 2005. The change in the weighted-average number of common shares outstanding in the first nine months of 2006 compared to the first nine months of 2005 increased diluted earnings per share by approximately $0.10.
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
Liquidity and Capital Resources
Working Capital
     We have historically financed our operations and capital expenditures primarily through cash flows from operations. At September 30, 2006, we had cash, cash equivalents, and current marketable securities of $521.3 million, representing a decrease of $50.5 million in cash, cash equivalents, and current marketable securities from December 31, 2005. This decrease was primarily due to the repurchase of shares of our common stock and the payment of cash dividends during the first nine months of 2006. Our working capital increased $11.4 million, to $1,144.9 million at September 30, 2006 from $1,133.5 million at December 31, 2005.
     We have an aggregate $70.0 million available pursuant to two $35.0 million unsecured lines of credit with two financial institutions. One line of credit was renewed in June 2006 and expires in June 2007. The other line does not have a fixed expiration date. The Company does not incur any facility fees associated with either line of credit. At September 30, 2006, there were no borrowings under either of the credit facilities.
     We have entered into security agreements with certain financial institutions in order to facilitate the purchase of inventory from various suppliers under certain terms and conditions. The agreements allow for a maximum credit line of $80.0 million collateralized by inventory purchases financed by the financial institutions. We expect to increase the maximum credit line available under these agreements, primarily due to the acquisition of Berbee. We do not incur any interest expenses associated with these agreements, as we pay the balances when they are due. All amounts owed the financial institutions are included in trade accounts payable.
     Since 1998, we have repurchased a total of 17.5 million shares of our common stock at a total cost of $876.9 million under various share repurchase programs authorized by our Board of Directors. The program authorizing the repurchase of 4,529,600 shares that was approved by our Board of Directors in April 2005 was completed in March 2006. In April 2006, our Board of Directors authorized a new share repurchase program of up to 5,000,000 shares of our common stock. Share repurchases may be made from time to time in both open market and private transactions, as conditions warrant. The new program is expected to remain in effect through April 2008, unless earlier terminated by the Board or completed. Repurchased shares are held in treasury pending use for general corporate purposes, including issuances under various stock plans. The following table presents share repurchases during the three and nine month periods ended September 30, 2006 and 2005 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Number of shares	300	124	4,059	3,866
Amount	$15,725	$7,120	$227,671	$219,451
     As of September 30, 2006, 3,157,245 shares remained available for repurchase under our current share repurchase program.
     On October 11, 2006, we completed the acquisition of Berbee for a total purchase price of $184 million, including an adjustment for working capital. The purchase was funded in cash from our internally generated cash flow.
     Total capital expenditures for 2006 are expected to be approximately $45 million to $50 million. In addition, we have exercised our right to purchase the North Las Vegas, Nevada distribution center for $29.5 million, subject to the contingencies contained in the purchase option. We anticipate completing the purchase late in the fourth quarter of 2006 or early in the first quarter of 2007. Our internally generated cash flow has been sufficient to fund our capital expenditures and we believe this will continue.
     Our current and anticipated uses of our cash, cash equivalents and marketable securities are to fund growth in working capital and capital expenditures necessary to support future growth in sales, our share repurchase programs, potential dividends and possible expansion through acquisitions. We believe that the funds held in cash, cash equivalents and marketable securities, and funds available under the credit facilities, will be sufficient to fund our working capital and cash requirements for the foreseeable future.
Cash Flows for the Nine Month Period Ended September 30, 2006
     Net cash provided by operating activities was $201.7 million in the nine month period ended September 30, 2006. The primary factors that affected our cash flow from operations were net income and changes in accounts receivable, accounts payable, merchandise inventory, and accrued income taxes and other expenses.
     Net cash provided by investing activities for the nine month period ended September 30, 2006 was $99.4 million, including $450.2 million provided by redemptions, sales and maturities of marketable securities, partially offset by $308.1 million to purchase marketable securities. In addition, we spent $40.1 million for capital expenditures during the first nine months of 2006, consisting primarily of machinery and equipment and leasehold improvements related to our new distribution center in North Las Vegas, Nevada, and additional leased office space in Chicago and Vernon Hills, Illinois. Finally, we used $2.6 million during July 2006 to purchase Technology Resource Center, Inc., an education software reseller.
     Net cash used in financing activities for the nine month period ended September 30, 2006 was $199.3 million. The primary factors that affected our cash flow from financing activities were the repurchase of shares of our common stock at a total cost of $227.8 million and the payment of cash dividends totaling $40.7 million, partially offset by proceeds of $59.1 million from the issuance of common stock under share-based compensation plans.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company’s management carried out an evaluation, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the last fiscal quarter. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2006, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company (including its consolidated subsidiaries) in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
Changes in Internal Control Over Financial Reporting
     There was no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended September 30, 2006 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
Part II. Other Information
Item 1. Legal Proceedings
     On September 9, 2003, CDW completed the purchase of certain assets of Bridgeport Holdings, Inc., Micro Warehouse, Inc., Micro Warehouse, Inc. of Ohio, and Micro Warehouse Gov/Ed, Inc. (collectively, “Micro Warehouse”). On September 10, 2003, Micro Warehouse filed voluntary petitions for relief under chapter 11 of title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (Case No. 03-12825). On January 20, 2004, the Official Committee of Unsecured Creditors (the “Committee”) appointed in the Micro Warehouse bankruptcy proceedings filed a motion with the court seeking the production of certain documents for review and certain representatives of CDW for depositions. On February 12, 2004, the Bankruptcy Court entered an order approving a stipulation between the Committee and CDW whereby CDW consented to the Committee’s production requests. Pursuant to the stipulation, CDW produced the requested documents and certain CDW representatives were deposed. In a subsequent filing with the Bankruptcy Court, the Committee stated its belief that the Micro Warehouse estate has a claim against CDW for a transfer of assets for less than reasonably equivalent value arising from the sale of such assets to CDW. The Bankruptcy Court confirmed a plan of distribution with respect to Micro Warehouse which became effective on October 14, 2004. In connection therewith, any such claim that the estate had against CDW was transferred to the Bridgeport Holdings, Inc. Liquidating Trust (the “Liquidating Trust”). On March 3, 2005, the Liquidating Trust filed a civil claim against CDW in the United States Bankruptcy Court for the District of Delaware. The Liquidating Trust alleges that CDW did not pay reasonably equivalent value for the assets it acquired from Micro Warehouse and seeks to have CDW’s “purchase of Micro Warehouse” set aside and an amount of damages, to be determined at trial, paid to it. The United States Bankruptcy Court has set a trial date of February 20, 2007. CDW believes that it paid reasonably equivalent value for the assets it acquired from Micro Warehouse and believes that the outcome of this claim will not have a material adverse effect on CDW’s financial condition.
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

			(c)
	(a)		Total number of	(d)
	Total	(b)	shares purchased as	Maximum number of
	number of	Average	part of publicly	shares that may yet
	shares	price paid	announced plans or	be purchased under
Period	purchased	per share	programs	the plans or programs
July 1, 2006 through July 31, 2006	301,034	$52.43	300,000	3,157,245

August 1, 2006 through August 31, 2006	157	$55.40	—	3,157,245

September 1, 2006 through September 30, 2006	256	$55.40	—	3,157,245

Total	301,447 (2)	$52.42	300,000

(1)	In April 2006, our Board of Directors authorized a new share repurchase program of up to 5,000,000 shares of our common stock. Share repurchases may be made from time to time in both open market and private transactions, as conditions warrant. This program is expected to remain in effect through April 2008, unless earlier terminated by the Board or completed.

(2)	Includes forfeitures of 1,447 shares of restricted stock granted to coworkers. All other shares were purchased pursuant to the publicly announced program.

     Item 6. Exhibits

Exhibits:

10.1	Second Amendment to CDW Incentive Stock Option Plan

10.2	Second Amendment to CDW 1996 Incentive Stock Option Plan

10.3	CDW 2000 Incentive Stock Option Plan, as amended and restated effective October 19, 2006

10.4	2004 Non-Employee Director Equity Compensation Plan, as amended and restated effective October 19, 2006

10.5	CDW 2006 Stock Incentive Plan, as amended and restated effective October 19, 2006

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a–14(a) under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a–14(a) under the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C 1350

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CDW CORPORATION

Date: November 9, 2006	By:	/s/ Barbara A. Klein

Barbara A. Klein
Senior Vice President and Chief Financial Officer
(Duly authorized officer and principal financial officer)