Form 10-K
period 2006-12-31
CDW CORP
filed 2007-03-01
CIK 899171

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
      (Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number   0-21796
CDW Corporation
(Exact name of registrant as specified in its charter)

Illinois (State or other jurisdiction of incorporation or organization)	36-3310735 (I.R.S. Employer Identification No.)

200 N. Milwaukee Ave. Vernon Hills, Illinois (Address of principal executive offices)	60061 (Zip Code)
Registrant’s telephone number, including area code: (847) 465-6000

Securities registered pursuant to Section 12(b) of the Act:	Common Stock

Securities registered pursuant to Section 12(g) of the Act:	None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes [ X ] No [  ]
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 of Section 15(d) of the Exchange Act.
Yes [  ] No [ X ]
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes [  ] No [ X ]
As of June 30, 2006, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the common stock held by non-affiliates was approximately $3.278 billion, based upon the closing market price per share of $54.65.
As of February 22, 2007, the registrant had 78,700,965 shares of common stock, $0.01 par value, outstanding.
Documents Incorporated by Reference
Portions of the definitive Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on May 9, 2007 are incorporated by reference into Part III.

CDW CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2006
INDEX

PART I

Item 1.	Business
General
     CDW Corporation (collectively with its subsidiaries, “CDW” or the “Company”) is a leading provider of multi-branded information technology products and services to business, government, and education customers in the United States and Canada. The Company was founded in 1984 and reincorporated in 1995 in Illinois. Our extensive offering of products, including hardware and peripherals, software, accessories and other products, combined with our service offerings, provide comprehensive solutions for our customers’ technology needs. We offer customers a broad range of technology products from leading brands such as Acer, Adobe, APC, Apple, Cisco, Fujitsu, Hewlett-Packard, IBM, Lenovo, Microsoft, Panasonic, Quantum, Samsung, Sony, Symantec, and ViewSonic, among others. Our dedicated, well-trained coworkers and high volume, cost-efficient operations, supported by our proprietary information technology systems, enable us to offer these products at competitive prices combined with a high level of customer service. We provide a variety of value-added services and Web-based tools to our customers, including the ability to custom configure multi-branded solutions, manage software licenses through our Software License Tracker tool, track tagged assets through our IT Asset Management Tracking Database and generate online quotes. We also offer technical support and customer service 24 hours a day, seven days a week to our customers.
     For financial reporting purposes, we have three operating segments, corporate sector, public sector, and Berbee. Our corporate sector customers are concentrated in the small, medium, and large business (SMB) category, which is generally comprised of businesses that have up to 1,000 employees at a single location. We also serve larger enterprise class customers which generally have more than 1,000 employees at a single location, including FORTUNE 1000 companies, as either a primary or secondary vendor. Our public sector customers are comprised of federal, state and local government entities, educational institutions, and healthcare institutions. Our Berbee segment, a new segment as a result of our acquisition of Berbee Information Networks Corporation (“Berbee”) in October 2006, provides advanced technology solutions to meet customers’ complex technology needs. (See Note 16 to the Consolidated Financial Statements for certain financial information regarding our three operating segments.)
     In our corporate sector and public sector operating segments, we create a high degree of customer loyalty through our relationship-focused account managers and value-added services. These account managers become knowledgeable about customer technology needs and assist customers by providing advice on the selection and configuration of multi-branded technology solutions. We focus on penetrating existing customer accounts and generating sales from new customers.
     During 2006, we completed a geographic realignment of our corporate sector segment in which we segmented a majority of our medium and large corporate customers into five geographic regions comprised of 32 districts. This realignment provided a regional framework that is consistent between the corporate sector and public sector sales teams. Account managers serving medium and large corporate customers were realigned accordingly, and are building relationships with their in-district customers. Advantages of the regionalization include the ability to better understand customer needs and enhance our product and service offerings, allocate resources required to drive growth, deploy our inside and field sales professionals based on changes in market demand, and strengthen relationships with vendor partners to create more sales opportunities.
     We market to current and prospective customers through our catalogs, other direct mail programs, product advertisements in newspapers, computer trade magazines and other publications, our Web sites and various Web advertising vehicles. Additionally, we promote the CDW brand on a national basis through our branding campaign, which includes print media, television and online advertisements, and other activities. Our marketing efforts are integrated with a proactive outbound calling program by our account managers. We also focus significant efforts on developing and expanding our E-commerce initiatives. These initiatives include CDW.com, CDWG.com, and CDW.ca (our Web sites), and CDW@work® and CDWG@work® (our extranets), which are customized Web sites for our commercial customers.
     We adhere to a core philosophy known as the CDW CIRCLE OF SERVICE, which places the customer at the center of all of the Company’s actions. The fundamental element of the CDW CIRCLE OF SERVICE is our coworkers, who are highly motivated to share in the Company’s success. The CDW CIRCLE OF SERVICE philosophy is based on the premise that “People Do Business With People They Like.”
     Electronic versions of CDW’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to these reports are available free of charge through our Web site, CDW.com, as soon as reasonably practicable after we electronically file these reports with the Securities and Exchange Commission.
Acquisitions
     Berbee. On October 11, 2006, we completed the acquisition of Berbee, a leading provider of information technology solutions and engineering capabilities in advanced technologies primarily across the Cisco, IBM, and Microsoft platforms. Areas of expertise include strategic technology planning, network infrastructure and unified communications, systems and storage, security, productivity applications and managed services. Berbee has 11 offices and two data centers in six Midwestern states and employed approximately 850 coworkers at December 31, 2006. Berbee operates as a separate strategic business unit of CDW with its current product and service offerings.
     Berbee’s customer base includes corporate, healthcare, education, and state and local government customers, many of whom are larger enterprise class customers. Customers value Berbee’s engineering capabilities, OEM relationships and certification levels, service in advanced technologies, and proprietary process methodologies.
     Berbee is a national gold certified partner with Cisco and a premier business partner with IBM authorized to sell all IBM server and storage lines, and has six Microsoft gold certifications. Berbee received recognition as Cisco’s U.S. IP Communications Partner of the Year in 2005, and IBM Beacon Award for Best IBM iSeries On Demand Solution in 2006, and Microsoft Central Region Partner of the Year in 2006.
     Micro Warehouse. In September 2003, we purchased selected U.S. assets and the Canadian operations of Micro Warehouse, a reseller of computers, software and peripheral products. Building on the Micro Warehouse transactions, we expanded our customer base, increased our penetration in the public sector, and extended our growth platform into Canada.
Business Strategy
     The Company’s strategy is to be a single source provider of information technology products and services for our customers. Historically, we implemented our strategy as a high volume, cost-efficient direct marketer of multi-branded, competitively-priced information technology products and services, while providing a high level of support to our customers.
     In 2006, through the purchase of Berbee, our strategy has evolved to include providing information technology solutions and engineering capabilities in advanced technologies. We intend to use Berbee as a platform to expand our capability to offer advanced technology solutions and engineering capability on a national basis. We will consider both organic and acquisition opportunities in expanding the platform.

     We believe that the following factors are of principal importance in our ability to implement our business strategy:
     Multi-Branded Products. We offer more than 100,000 products, which include a wide range of products from leading brands including Acer, Adobe, APC, Apple, Cisco, Fujitsu, Hewlett-Packard, IBM, Lenovo, Microsoft, Panasonic, Quantum, Samsung, Sony, Symantec, and ViewSonic, among others. With this broad selection of products, we can provide our customers with fully-integrated, multi-branded technology solutions and the convenience of one-stop shopping. We also continuously review and enhance our product mix based on new product introductions and the needs of our customers.
     Customer Focus. We focus our sales and marketing efforts on attracting and serving commercial customers, consisting of all customer types other than consumers. We believe commercial customers typically have ongoing requirements to purchase sophisticated products and systems and value our relationship-based approach and high level of service. Our field sales force actively calls on selected commercial customers and prospects in person to augment our inside sales force. We also reach our customers through our customized Web sites, CDW@work® and CDWG@work®.
     Competitive Pricing. We are able to offer our customers competitive prices due to our low cost structure, efficient distribution methods, ability to purchase products both directly from manufacturers as well as through distributors, and economies of scale in purchasing products. Our size, financial strength, and ability to successfully serve our customers allow us to negotiate advantageous purchasing terms and earn vendor incentives.
     Marketing. We use a marketing mix of direct response activities, including our catalogs and trade magazine advertising, combined with a multifaceted branding campaign, including print media, television and online advertising, and other activities. These activities are intended to promote a high level of awareness of CDW and generate customer response. Our marketing activities are directed to commercial customers and the decision makers in commercial organizations.
     Customer Service. Our sales force consists of account managers, field sales representatives and product category specialists who are highly trained in the products we sell and the Company’s systems and philosophies, enabling them to provide a high level of customer service. Account managers obtain an understanding of their customers’ businesses and technology systems and are able to recommend integrated product solutions based on customer needs, past purchases, and technological developments. Our account managers provide a high level of customer service utilizing CDW’s proprietary customer relationship management system. Customers also benefit from CDW’s team of technology specialists who have in-depth knowledge of and experience with complex technology products and applications in multiple product categories, such as networking solutions, storage applications, and software licenses.
     Advanced Technology Solutions. We provide a variety of advanced solutions and customized services to meet our customers’ complex technology needs, including strategic technology planning, network infrastructure and unified communications, systems and storage, security, productivity applications, and managed services. These solutions and services, provided by our Berbee operating segment, are performed by engineers and data center professionals who customize solutions designed to improve customers’ productivity and competitive position.
     Custom Configuration Services. We offer a broad range of custom configuration services such as the installation of accessories and expansion products into PCs and servers, loading of software, imaging for custom applications, and configuration of network operating systems and servers. These services are performed in specialized configuration centers within our distribution centers. Our custom configuration services benefit our customers by reducing the cost and time necessary to deploy new products into their existing technology environment.

     Technical Support. Our technical staff is well-trained and maintains high levels of professional certification from product manufacturers to assist our customers with technical questions and issues during regular business hours. We offer technical support services by telephone 24 hours a day, seven days a week. We believe that our commitment to service at the time of sale and after the purchase maximizes sales opportunities and encourages repeat customers.
     Proprietary Information Technology Systems. We use proprietary, real-time information technology systems which centralize the management of key functions and generate daily operating reports enabling management to identify and respond quickly to internal changes and to provide high levels of customer satisfaction. We also monitor trends in the information technology industry. We integrate our systems with our Web sites, CDW.com, CDWG.com, and CDW.ca, and our extranets, CDW@work® and CDWG@work®, providing real-time information for our customers.
     Effective Inventory Control. Our inventory tracking system, purchasing system, cycle counting system, and use of vendor stock balancing programs allow us to minimize our investment in inventory and to reduce inventory discrepancies and the risk of obsolescence while meeting customer needs by shipping orders generally on a same-day basis.
     High Quality Coworkers. We strive to attract, retain, and motivate high quality coworkers and provide our coworkers with competitive compensation and incentives designed to maximize performance and productivity. Our objective is, whenever possible, to promote coworkers from within the Company to positions of increased responsibility. Examples of rewards and motivations for our coworkers include short-term incentive programs, profit-sharing, and stock options and restricted stock for coworkers at the manager level and above.
Purchasing and Vendor Relationships
     We purchase products for resale from manufacturers, distributors, and other sources, all of whom we consider our vendors. During 2006, we purchased approximately 51% of the products we sold directly from manufacturers and the remaining amount from distributors and other sources. We believe that effective purchasing from a diverse vendor base is a key element of our business strategy. For the year ended December 31, 2006, purchases from distributors Tech Data and Ingram Micro represented approximately 16% and 14%, respectively, of our total purchases. Additionally, in 2006, sales of products manufactured by Hewlett-Packard comprised approximately 26% of our total sales.
     Our marketing and purchasing staffs work together to identify reliable, high-quality suppliers of products and then actively negotiate to achieve the lowest possible cost and expand vendor incentive programs. We seek to establish strong relationships with our vendors. Several of our leading vendors, such as Cisco, Hewlett-Packard, IBM, Lenovo, and Microsoft, have full-time product specialists on-site at our facilities.
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
     Our distribution process is highly automated. Once a customer order is received, by phone, online, or by fax, it is processed for credit approval. After credit approval, orders are automatically routed to one of our distribution centers for picking and shipping.
     We operate two distribution centers: a 450,000 square foot facility in Vernon Hills, Illinois, and a 513,000 square foot facility in North Las Vegas, Nevada. We believe that these distribution centers are ideally located for purposes of shipping products throughout the United States and provide timely access to our principal distributors. Our locations enable us to obtain non-stocked items for same-day shipping. We believe that competitive sources of supply are available in substantially all of the merchandise categories we carry.
     Our distribution center in North Las Vegas, Nevada became operational in late 2005. This facility handled approximately 30% of our total shipping volume at the end of 2006 and predominantly serves customers located in the Western United States.
Marketing and Advertising Activities
     We market to our current and prospective customers using catalogs, direct mail programs, advertising, and an outbound calling program. In addition, we promote the CDW brand through a national branding campaign, which includes print media, television and online advertisements, and other activities.
     Catalogs are one of our main advertising vehicles and our catalog strategy has evolved to include specialty catalogs for products such as networking communications and software. Many of our catalogs include articles about noteworthy technology developments and interviews with industry executives. We also hold a Customer Technology Seminar Series, hosting representatives from industry manufacturers and influential persons in the technology field who discuss the latest information technology issues with our customers. We also develop trend advisories, case studies and white papers addressing various business opportunities or challenges and how CDW can help customers use technology to advance their business.
     As a result of our relationships with our vendors, a substantial portion of our advertising and marketing expenses are reimbursed through cooperative advertising reimbursement programs. Participation in these cooperative advertising programs is at the discretion of our vendors and are typically tied to sales or purchasing volumes or other commitments required to be met by the Company within a specified period of time. To measure the effectiveness of our various marketing activities, we track customer responses to our efforts by a variety of means. We use this information to further refine our marketing strategy and to develop more effective programs.
E-commerce
     We utilize our Web sites and extranets to implement our business strategy. Our objective is to make it easy for our customers to transact business with the Company and ultimately to enhance our customer relationships. Our Web sites include many advanced features to attract new customers and produce sales, including more than 100,000 computer products to search and order online, advanced search capabilities, product specifications, customer reviews, and information on product availability and pricing. During 2006 and 2005, we generated $1.982 billion and $1.769 billion, respectively, of direct online sales over our Web sites, representing approximately 29% and 28% of total sales, respectively.
     We continue to enhance our customized Web sites, marketed as CDW@work® and CDWG@work® extranets. These sites give customers online access to information such as order and shipping status, payment details, purchase history and details about their dedicated account team. Customers may also use their sites to automate technology purchasing procedures, manage software licenses, inventory asset-tagged items, reprint invoices and retrieve quotes prepared by their account managers. Many customers use the extranets to gather product information, including pricing and availability, and then follow up with their account managers to access the account managers’ knowledge regarding product compatibility and other information.
Sales Activities and Order Fulfillment
     Our success is due in part to the strength of our account managers’ relationships with customers that are developed by calling existing and potential new customers, providing advice on products, responding to customer inquiries, and developing solutions to customers’ complex technology needs. Our account managers have in-depth product knowledge, are trained in Company philosophies and systems, and are motivated to maximize gross profit and provide high levels of customer service. New account managers are immersed in CDW Academy, our proprietary sales training program, and complete an intensive sales consulting, product training, systems, and customer service curriculum. Our sales force is organized based on various customer segments, including industry verticals, geography, and customer size. We seek to build customer relationships by addressing customers’ unique needs in the various segments to order to maximize customer satisfaction and gross profit.
     Each catalog and advertisement distributed by the Company lists a toll-free number and Web site address to be used by customers in contacting CDW to place a product order. Once a customer order is received, by phone, online, or by fax, it is processed for credit approval. We ship most credit approved orders on the day the order is received. We generally ship products to customers by AIT, DHL, Eagle, FedEx, United Parcel Service, and other commercial delivery services and invoice customers for delivery charges.
Customers
     We are not dependent on any one customer. For the year ended December 31, 2006, our largest customer comprised approximately 0.3% of net sales and our top five customers comprised approximately 1.3% of net sales. Our corporate sector customers are primarily small, medium, and large size businesses that generally have up to 1,000 employees at a single location. We also serve larger enterprise class customers which generally have more than 1,000 employees at a single location, including FORTUNE 1000 companies, as either a primary or secondary vendor. Our public sector segment focuses on meeting the technology needs of federal, state and local governments, educational institutions, and healthcare institutions. Our Berbee segment serves a broad spectrum of corporate, healthcare, education, and state and local government customers, including enterprise class customers.
     Our customers are located almost entirely in the United States. Approximately 2% of our sales in 2006 were to customers outside of the continental United States, primarily in Canada.
Custom Configuration and Technical Support
     We offer custom configuration services such as the installation of accessories and expansion products, loading of software, imaging for custom applications and configuration of network operating systems. Custom configurations provide additional value to our customers because they reduce the cost and time necessary to deploy new products into their existing technology environments. The ability to configure products to customer specifications enables CDW to generate incremental sales. In order to meet growing demand for configuration services, we have 24,000 square feet devoted to configuration services in our Vernon Hills, Illinois distribution center, including an 8,000 square foot enterprise configuration center for specialized configuration services. In addition, we have 25,000 square feet of configuration space in our North Las Vegas, Nevada distribution center used in performing standard and specialized configuration services.
     Our technical support staff is well trained and maintains high levels of professional certification from manufacturers relating to the products we sell. Our technical support staff is motivated to obtain high certification levels, as they are compensated, in part, on the levels of those certifications. Technical support is available by telephone 24 hours a day, seven days a week to assist customers with technical problems or answer questions in order to increase customer satisfaction and reduce product returns. We have developed a proprietary customer service tracking system to ensure that customer-initiated service requests are responded to rapidly.
Information Technology Systems
     Our information technology systems are a key element in our ability to be a leading provider of multi-branded information technology products and services in the United States and Canada. Our customized information technology and telephony systems allow for centralized management of key functions, including inventory management, collection of accounts receivable, purchasing, sales, and distribution. Additionally, our systems enable the preparation of daily operating reports which provide thorough, detailed and timely information regarding key aspects of our business. Our proprietary information technology systems enable us to enhance productivity, ship customer orders on a same-day basis, respond quickly to industry changes and provide high levels of customer service. Historical customer orders are tracked within our system so that we can provide our customers with updates regarding product upgrades and other information relating to the products they purchase from the Company.
     During 2007, we intend to integrate Berbee, acquired in October 2006, into our information technology systems, to aid the alignment of the CDW and Berbee sales organizations, maintain our centralized management of key functions across the entire organization, and leverage our investment in our proprietary information technology systems.
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
Coworkers, Training and Culture
     On December 31, 2006, we employed approximately 5,500 coworkers. We consider our coworker relations to be excellent. No coworkers are covered by collective bargaining agreements.
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
     We strive to create a supportive and rewarding work environment. In 2007, we were named by FORTUNE magazine as one of the “100 Best Companies to Work For” for the ninth consecutive year. CDW coworkers are encouraged to provide their thoughts and concerns regarding the Company directly to management, including through our whistleblower hotline and coworker surveys.
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
     Stock Incentive Plans. In addition to regular cash compensation, we provide coworkers at the manager level and above with additional long-term incentives designed to maximize performance and productivity. To this end, we have adopted various stock-based compensation plans which enable these coworkers to share in the Company’s success through appreciation in the value of the Company’s stock.
Trademarks and Trade Names
     We conduct business under a number of trademarks, trade names and service marks including “CDW®,” “CDW. THE RIGHT TECHNOLOGY. RIGHT AWAY.®,” “CDW@WORK®,” “CDW-G®,” “CDW-G@WORK®,” and “BERBEE®.” We have taken steps to protect these marks, some of which are registered, and believe they have significant value and are important factors in our marketing programs and business strategy.

Item 1A.	Risk Factors
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
     Our business depends on our vendor relationships and the availability of products. We purchase products for resale from manufacturers, distributors and other sources, all of whom we consider our vendors. During 2006, we purchased approximately 51% of the products we sold directly from manufacturers and the remaining amount from distributors and other sources. We are authorized by manufacturers to sell all or some of their products via direct marketing activities. Our authorization with each manufacturer is subject to specific terms and conditions regarding such things as product return privileges, price protection policies, purchase discounts and vendor incentive programs, including purchase rebates, sales volume rebates and cooperative advertising reimbursements.
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
     Sales of Cisco, Hewlett-Packard, IBM, Lenovo, and Microsoft products comprise a substantial portion of our sales. In 2006, sales of products manufactured by Hewlett-Packard represented approximately 26% of our total sales and, therefore, we are dependent on the economic condition and product competitiveness of, and our business relationship with, this manufacturer in particular. In addition, although we purchase from a diverse vendor base, in 2006, products we purchased from distributors Tech Data and Ingram Micro represented approximately 16% and 14%, respectively, of our total purchases. The loss of, or change in business relationship with, any of these or any other key vendors, or the diminished availability of their products, could reduce the supply and increase the cost of products we sell and negatively impact our competitive position. Additionally, the relocation of key distributors utilized in our purchasing model could adversely impact our results of operations. Although to date mergers among manufacturers have not had an adverse impact on our business and results of operations, further consolidation could adversely impact us.
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
     Our sales are dependent on the continued development and application of new technologies and products. The market for information technology products and services has evolved as a result of the development of new technologies that are transformed by manufacturers into new products and applications. We have been and will continue to be dependent on the development of new technologies and products by manufacturers, as well as the acceptance of those technologies and products by customers. A decrease in the rate of development of new technologies and new products by manufacturers, or the lack of acceptance of those technologies and products by customers, could have an adverse effect on our business and results of operations.
     We would be adversely affected if we are not able to expand or retain our sales force or if we are not able to maintain or increase their productivity. Our statistics show that the level of sales achieved by our account managers increases with the number of years of experience they have with us. Our rate of sales growth and our operating results would be negatively affected if we are unable to expand the size of our sales force, if the turnover rate of account managers increases from relatively constant historical levels or if the sales volumes and profitability achieved by our account managers do not increase with experience.
     Substantial competition could reduce our market share and significantly harm our financial performance. The market for information technology products and accessories is highly competitive. Our competition includes:

•	national direct marketers, such as Insight Enterprises, PC Connection, PC Mall and Zones;
•	value-added resellers;
•	manufacturers, such as Dell, Hewlett-Packard, and Apple, who sell directly to customers;
•	computer superstores, such as CompUSA;
•	government resellers, such as GTSI;
•	software resellers, such as ASAP, Softchoice, and Software House International;
•	consumer electronic and office supply superstores, such as Best Buy, Circuit City, Office Depot, Office Max and Staples;
•	corporate resellers;
•	Web resellers, such as Amazon.com, Buy.com and Newegg.com;
•	mass merchandisers, such as Wal-Mart and Costco; and
•	managed service providers, such as IBM, Sungard, Vericenter, Verizon, AT&T, and EDS.
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
     We focus on offering a high level of service to gain new customers and retain existing customers. While our value proposition to customers includes competitive pricing, pricing is only one aspect of our ability to compete. However, competition may increase in the future, which could require us to reduce prices, increase advertising expenditures or take other actions which may have an adverse effect on our operating results. Some of our competitors have reduced their prices in an attempt to stimulate sales. Decreasing prices of information technology products and accessories resulting from competition and technological changes require us to sell a greater number of products to achieve the same level of net sales and gross profit. If this trend continues and we are unable to attract new customers and sell increased quantities of products, our sales growth and profitability could be adversely affected.
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
     A natural disaster or other adverse occurrence at one of our primary facilities or data centers could damage our business. Substantially all of our corporate, warehouse and distribution functions are located at our Vernon Hills, Illinois facilities and we have a second distribution center in North Las Vegas, Nevada. If the warehouse and distribution equipment at one of our distribution centers were to be seriously damaged by a natural disaster or other adverse occurrence, we could utilize the other distribution center or third-party distributors to ship products to our customers. However, this may not be sufficient to avoid interruptions in our service and may not enable us to meet all of the needs of our customers and would cause us to incur incremental operating costs. In addition, our Berbee operating segment operates two data centers which may contain business-critical and confidential information of our customers. A natural disaster or other adverse occurrence at one of the data centers could negatively impact our business and profitability.
     We are heavily dependent on commercial delivery services. We generally ship our products to customers by AIT, DHL, Eagle, FedEx, United Parcel Service, and other commercial delivery services and invoice customers for delivery charges. If we are unable to pass on to our customers future increases in the cost of commercial delivery services, our profitability could be adversely affected. Additionally, strikes or other service interruptions by such shippers could adversely affect our ability to deliver products on a timely basis.
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
     We could be exposed to additional risks if we make additional acquisitions or enter into alliances. We may pursue transactions, including acquisitions or alliances, to extend or complement our existing business. These types of transactions involve numerous risks, including investor acceptance, finding suitable transaction partners and negotiating terms that are acceptable to us, the diversion of management’s attention from other business concerns, extending our product or service offerings into areas in which we have limited experience, entering into new geographic markets, the potential loss of key coworkers or business relationships and successfully integrating acquired businesses, any of which could adversely affect our operations or the price of our stock.
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

     We are exposed to litigation risk. CDW is party to legal proceedings that arise from time to time, both with respect to specific transactions and in the ordinary course of our business. We do not believe that any currently pending or threatened litigation will have a material adverse effect on our financial condition. Litigation, however, involves uncertainties and it is possible that the eventual outcome of litigation could adversely affect our results of operations for a particular period.

Item 1B.	Unresolved Staff Comments
     None.

Item 2.	Properties
     As of December 31, 2006, we owned or leased a total of approximately 1.8 million square feet of space throughout North America. We own two properties: a combined corporate office and 450,000 square foot distribution center in Vernon Hills, Illinois, and a 513,000 square foot distribution center in North Las Vegas, Nevada. In addition, we conduct sales, services, and administrative activities in various leased locations throughout North America, including Berbee data centers in Madison, Wisconsin and Minneapolis, Minnesota.
     We believe that our current facilities are suitable and adequate for the conduct of our business and that our existing distribution centers are sufficient to support our anticipated growth for the foreseeable future. For more information on lease obligations, see Note 9 to the Consolidated Financial Statements.

Item 3.	Legal Proceedings
     On September 9, 2003, CDW completed the purchase of certain assets of Bridgeport Holdings, Inc., Micro Warehouse, Inc., Micro Warehouse, Inc. of Ohio, and Micro Warehouse Gov/Ed, Inc. (collectively, “Micro Warehouse”). On September 10, 2003, Micro Warehouse filed voluntary petitions for relief under chapter 11 of title 11 of the United States Code in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). The Bankruptcy Court confirmed a plan of distribution with respect to Micro Warehouse which became effective on October 14, 2004. On March 3, 2005, the Bridgeport Holdings, Inc. Liquidating Trust (the “Liquidating Trust”) filed a civil action in the Bankruptcy Court entitled Bridgeport Holdings Liquidating Trust, Inc. vs. CDW Corporation and CDW SAC, Inc. alleging that CDW did not pay reasonably equivalent value for the assets it acquired from Micro Warehouse and seeking to have CDW’s “purchase of Micro Warehouse” set aside and an amount of damages, to be determined at trial, paid to it. On February 1, 2007, CDW entered into a settlement agreement (the “Settlement Agreement”) to resolve the above referenced action pursuant to which CDW agreed to pay $25 million to the Liquidating Trust in return for a full release and complete dismissal of the litigation, with prejudice. While CDW believed it had good defenses to the claims by the Liquidating Trust, it agreed to settle the case in order to avoid the substantial costs and uncertainties involved with further litigation. The Settlement Agreement represents the compromise of a disputed claim and does not constitute an admission of liability on behalf of CDW. A Motion to Approve the Settlement Agreement was filed in the Bankruptcy Court by the Liquidating Trust on February 1, 2007. No objections were filed with the Bankruptcy Court, and the time for filing objections has expired. An order approving the Settlement Agreement was entered by the Bankruptcy Court on February 21, 2007. That order becomes final and nonappealable on March 5, 2007. CDW’s settlement payment, and a motion by the Liquidating Trust to dismiss the litigation with prejudice, are both due on March 12, 2007.
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
     In addition, CDW is party to legal proceedings that arise from time to time, both with respect to specific transactions and in the ordinary course of our business. CDW is also subject to audit by federal, state and local tax authorities, by various government agencies relating to sales under certain government contracts and by vendors relating to vendor incentive programs.
     We do not believe that any current audit or pending or threatened litigation will have a material adverse effect on our financial condition. Litigation and audits, however, involve uncertainties and it is possible that the eventual outcome of litigation or audits could adversely affect our results of operations for a particular period.

Item 4.	Submission of Matters to a Vote of Security Holders
     There were no matters submitted during the fourth quarter of 2006 to a vote of security holders.
PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
     The following table sets forth for the periods indicated the high and low sales prices for the Company’s common stock, which is traded on The Nasdaq Stock Market® under the symbol “CDWC”. As of January 27, 2007, there were approximately 19,000 beneficial owners of the Company’s common stock.

	2006		2005
Quarter Ended	Low	High	Low	High
March 31	$54.80	$61.20	$55.46	$66.97
June 30	$52.42	$61.83	$51.86	$60.58
September 30	$50.28	$64.26	$56.00	$64.15
December 31	$62.10	$72.18	$53.51	$61.00
     The following table presents information on cash dividends paid during the past two years:

	Dividends Per	Total Dividends
Date Paid	Share	(in thousands)
June 30, 2006	$0.52	$40,723
June 30, 2005	$0.43	$35,114
Although in future years we plan to announce any dividend following the annual shareholders meeting, typically held in May, the timing and amount of any future dividends will depend upon the earnings, cash requirements and financial condition of the Company and other factors deemed relevant by our Board of Directors.
     We did not repurchase any shares of our common stock in the three months ended December 31, 2006.

Stock Price Performance Graph
     The following stock performance graph compares cumulative total stockholder return on the Company’s common stock with the cumulative total return for (i) the S&P Midcap 400 Index and (ii) the Company’s Peer Group for the period commencing December 31, 2001 and ending December 31, 2006 where $100 was invested on December 31, 2001. The Company’s Peer Group consists of GTSI Corp., Insight Enterprises, Inc., PC Connection, Inc., PC Mall, Inc., and Zones, Inc.
     Historical stock price performance shown on the graph is not necessarily indicative of future price performance.

	12/31/2001	12/31/2002	12/31/2003	12/31/2004	12/31/2005	12/31/2006
CDW Corporation	$100	$82	$108	$125	$109	$135
S&P Midcap 400 Index	$100	$85	$116	$135	$152	$168
Peer Group	$100	$41	$85	$99	$81	$101

Item 6.	Selected Financial Data
CDW Corporation and Subsidiaries
Selected Financial Data
(in thousands, except per share amounts)

	Year Ended December 31,
	2006		2005	2004	2003		2002
Income Statement Data:
Net sales	$6,785,473		$6,291,845	$5,737,774	$4,664,616		$4,264,579
Income from operations	$396,399	(1)	$419,634	$392,759	$284,458		$298,178
Net income	$266,080	(1)	$272,092	$241,445	$175,186	(2)	$185,249
Earnings per share:
Basic	$3.37	(1)	$3.35	$2.90	$2.10	(2)	$2.18
Diluted	$3.30	(1)	$3.26	$2.79	$2.03	(2)	$2.10
Dividends per share	$0.52		$0.43	$0.36	$0.30		$0.00

	December 31,
	2006		2005	2004	2003		2002
Financial Position:
Cash, cash equivalents, and marketable securities	$391,596		$610,926	$603,623	$562,360		$504,614
Total assets	$1,951,427		$1,649,056	$1,520,935	$1,311,632		$1,095,664
Total debt and capitalized lease obligations	$762		$-	$-	$-		$-

(1)	Includes one-time expense of $25.0 million ($15.4 million after-tax) for a negotiated settlement of litigation involving the Company’s 2003 purchase of selected assets of Micro Warehouse. This expense impacted basic and diluted earnings per share by $0.20 and $0.19, respectively.

(2)	Includes $22.3 million ($13.5 million after-tax) of transaction and integration expenses recorded in connection with the Micro Warehouse transactions. These expenses impacted basic and diluted earnings per share by $0.16 per share.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Consolidated Financial Statements and the Notes thereto.
Overview
     CDW Corporation (collectively with its subsidiaries, “CDW” or the “Company”) is a leading provider of multi-branded information technology products and services in the United States and Canada. We focus on meeting the technology needs of our customers in business, government, and education through our extensive offering of products from leading brands and a variety of value-added services.
     For financial reporting purposes, we have three operating segments: corporate sector, which is primarily comprised of business customers; public sector, which is comprised of federal, state and local government entities, educational institutions, and healthcare institutions; and Berbee, a new segment as a result of our acquisition of Berbee Information Networks Corporation (“Berbee”) in October 2006, which provides advanced information technology solutions. See Note 16 to the Consolidated Financial Statements for more information on our operating segments.
     CDW management monitors a number of financial and non-financial measures and ratios on a daily, weekly, and monthly basis in order to track the progress of the business and make adjustments as necessary. We believe that the most important of these measures and ratios include daily sales, by business segment and total company, gross margin, number of orders shipped per day, number of orders shipped complete per day, inventory balance, aging, and turnover, cash, cash equivalents, and marketable securities balance, accounts receivable balance and aging, accounts receivable days sales outstanding, operating expenses, and operating margin. We also monitor certain measures and ratios specifically for the Berbee operating segment, such as realized bill rates, utilization of engineers and consultants, and employee turnover. The measures and ratios are compared to standards or objectives set by management, so that actions can be taken, as necessary, in order to achieve the standards and objectives.
     The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make use of certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reported periods. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates, and revisions to estimates are included in our results for the period in which the actual amounts become known. The estimates and assumptions used in accounting for revenue recognition, inventory valuation and vendor transactions have the most significant impact on our consolidated financial statements, and therefore, are considered to be our critical accounting policies. The following discussion details the estimates and assumptions associated with these policies.
     Revenue recognition. We record revenue from sales transactions when both risk of loss and title to products sold pass to the customer. Our shipping terms dictate that the passage of title occurs upon receipt of products by the customer. The majority of our revenue relates to physical products and are recognized on a gross basis with the selling price to the customer recorded as net sales and the acquisition cost of the product recorded as cost of sales. Software assurance products, third party services and extended warranties that we sell (for which we are not the primary obligor) are recognized on a net basis in accordance with SEC Staff Accounting Bulletin No. 104, “Revenue Recognition” and Emerging Issues Task Force 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent.” Accordingly, such revenue is recognized in net sales either at the time of sale or over the contract period, based on the nature of the contract, at the net amount retained by us, with no cost of sales. Revenue from information technology consulting or professional services is either recognized as incurred for services billed at an hourly rate or recognized using the percentage of completion method for services provided at a fixed fee. Revenue for data center services, including Internet connectivity, Web hosting, server co-location, and managed services, is recognized over the period service is provided.
     In accordance with our revenue recognition policy, we estimate the value of products that have shipped but that have not been received by the customer and record an adjustment to reverse the impact of these sales out of our results for the current period and into our results for the subsequent period. In doing so, we perform an analysis to determine the estimated number of days that product is in transit, using data from commercial delivery services and other sources. Changes in delivery patterns may result in a different number of business days used in making this adjustment and could have a material impact on our revenue recognition for the current period.
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
     Vendor transactions. We receive incentives from vendors related to cooperative advertising allowances, volume rebates, bid programs, price protection and other programs. These incentives generally relate to written agreements with specified performance requirements with the vendors and are recorded as adjustments to cost of sales or advertising expense, as appropriate. Vendors may change the terms of some or all of these programs which could have an impact on our results of operations. The inability to collect receivables related to these vendor transactions could have a material impact on gross margin and operating income.
Acquisition of Berbee Information Networks Corporation
     On October 11, 2006, we completed the acquisition of Berbee for a total purchase price of $186.1 million, including an adjustment for working capital. For more information on Berbee, see “Acquisitions” in Item 1 of Part I of this 10-K and Note 3 to the Consolidated Financial Statements.
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
     See Note 11 to the Consolidated Financial Statements for further information on the adoption of SFAS 123R and the related disclosures, including pro forma information for prior periods as if we had recorded share-based compensation expense.
     In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement 109” (“FIN 48”). FIN 48 prescribes a two-step process for the financial statement measurement and recognition of a tax position taken or expected to be taken in an income tax return. The first step involves the determination of whether it is more likely than not that a tax position will be sustained upon examination, based on the technical merits of the position. The second step requires that any tax position that meets the more-likely-than-not recognition threshold be measured and recognized in the financial statements at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. FIN 48 also provides guidance on the accounting for related interest and penalties, financial statement classification, and disclosure. FIN 48 is effective for fiscal years beginning after December 15, 2006. We do not expect the adoption of FIN 48 to have a material impact on our financial statements.
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
Results of Operations
     The following table sets forth for the periods indicated information derived from our consolidated statements of income expressed as a percentage of net sales:

	Percentage of Net Sales
Financial Results	Years Ended December 31,
	2006	2005	2004

Net sales	100.0%	100.0%	100.0%
Cost of sales	84.2	84.6	84.8

Gross profit	15.8	15.4	15.2
Selling and administrative expenses	7.8	6.9	6.7
Advertising expense	1.8	1.8	1.6
Litigation settlement	0.4	-	-

Income from operations	5.8	6.7	6.9
Interest and other income	0.3	0.2	0.1

Income before income taxes	6.1	6.9	7.0
Income tax provision	2.2	2.6	2.8

Net income	3.9%	4.3%	4.2%

     The following table sets forth for the periods indicated a summary of certain of our consolidated operating statistics:

Operating Statistics	Years Ended December 31,
	2006	2005	2004

Sales force, end of period (1)	2,589	2,153	2,012
Annualized inventory turnover	23	24	24
Accounts receivable — days sales outstanding (2)	46	37	37
Direct Web sales (000’s)	$1,981,921	$1,769,032	$1,525,712
Net sales per coworker (000’s) (2)	$1,389	$1,545	$1,504
Return on shareholders’ equity (2)	20.7%	22.4%	21.1%

(1)	Includes 206 Berbee sales force coworkers.

(2)	These statistics were negatively impacted, in part, by the acquisition of Berbee in October 2006. Berbee results were only included in our consolidated financial statements from the date of acquisition through the end of the year.

     The following table presents net sales of products by product category as a percentage of total net sales of products. Net sales of products do not include items such as commission revenue or delivery charges to customers, and were approximately 97% of total net sales in the years ended December 31, 2006, 2005 and 2004.
     Product lines are based upon internal product code classifications. Product mix for the years ended December 31, 2005 and 2004 have been retroactively adjusted for certain changes in individual product classifications.

Analysis of Product Mix	Years Ended December 31,
	2006	2005	2004

Notebook computers and accessories	13.0%	12.6%	13.6%
Desktop computers and servers	13.2	14.0	13.7

Subtotal computer products	26.2	26.6	27.3
Software	17.2	17.2	16.8
Data storage devices	13.5	13.7	13.3
Printers	11.2	12.1	12.8
NetComm products	11.5	10.1	9.7
Video	9.2	9.2	9.4
Add-on boards/memory	4.6	4.5	4.6
Input devices	3.2	3.2	3.3
Other	3.4	3.4	2.8

Total	100.0%	100.0%	100.0%

     The following table presents the change in year-over-year net sales of products by product category for each of the periods indicated. Product lines are based upon internal product code classifications. The rates of change for the years ended December 31, 2005 and 2004 have been retroactively adjusted for certain changes in individual product classifications.

Analysis of Product Category
Growth	Years Ended December 31,
	2006	2005	2004

Notebook computers and accessories	10.7%	1.5%	30.5%
Desktop computers and servers	1.4	12.5	28.5
Subtotal computer products	5.8	7.0	29.5
Software	7.5	12.4	23.6
Data storage devices	5.8	13.3	16.1
Printers	(0.8)	4.6	13.5
NetComm products	22.1	14.4	18.6
Video	7.2	7.1	27.9
Add-on boards/memory	10.9	7.5	28.6
Input devices	7.2	6.5	23.2
Other	9.7	30.4	37.5

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005
     Net sales in 2006 increased 7.8% to $6.785 billion, compared to $6.292 billion in 2005. Results for 2006 included sales made by Berbee from October 11, 2006, the acquisition date, through the end of the year. Sales of notebook computers and accessories, netcomm products, and add-on boards/memory each increased more than 10% in 2006 over 2005. Corporate sector segment sales increased 2.3%, to $4.514 billion in 2006 from $4.411 billion in 2005, and comprised 66.5% of our total net sales for 2006. Public sector segment sales increased 15.0%, to $2.162 billion in 2006 from $1.881 billion in 2005, and comprised 31.9% of our total net sales for 2006. The Berbee segment, new in 2006 as a result of the Berbee acquisition, generated sales of $109 million from the date of acquisition through the end of the year and comprised 1.6% of our total net sales in 2006.
     Gross profit increased 10.6% to $1.070 billion in 2006, compared to $967.6 million in 2005. As a percentage of net sales, gross profit was 15.8% in 2006, compared to 15.4% in 2005. The increase in the gross profit margin was primarily due to higher product margins, increased net service contract revenue and commission revenue, and a higher level of vendor incentives.
     Selling and administrative expenses increased 22.3% in 2006 to $530.1 million, compared to $433.5 million in 2005, while increasing as a percentage of net sales to 7.8% in 2006 versus 6.9% in 2005. The primary reasons for the increase in selling and administrative expenses were:
•	Payroll and employee-related costs increased $70.9 million. This increase was primarily due to the continued investment in our sales force, increases in administrative areas to support a larger and growing business, and increased sales commission expense due to the achievement of a higher gross profit margin. Our sales force increased to 2,589 at December 31, 2006 (including 206 Berbee sales force coworkers), from 2,153 at December 31, 2005. Our sales force consists of account managers (including field sales representatives) as well as product category specialists who provide consultation in areas requiring technical or specialized product expertise such as networking, security, data storage, and volume software licensing. Included in payroll costs in 2006 was $6.3 million related to the operation of our distribution center in North Las Vegas, Nevada, which became operational in late 2005. In addition, we recorded $15.8 million in share-based compensation expense during 2006 due to the adoption of SFAS 123R on January 1, 2006.

•	Occupancy costs increased $8.7 million, primarily due to $12.0 million of depreciation expense, rent and operating expenses, such as property taxes and utilities, related to our distribution center in North Las Vegas, Nevada and additional leased office space in Chicago and Vernon Hills, Illinois. These expenses were partially offset by $1.9 million in increased local economic development incentives related to new office locations and reductions in other areas.

•	Other selling and administrative expenses increased $17.1 million. This includes $1.0 million in expenses related to our distribution center in North Las Vegas, Nevada. In 2006, we recorded severance expense of $2.8 million in connection with payments to several individuals who left the Company. In addition, we had increased administrative expenses required to support a larger business, such as professional fees, general insurance, and travel and entertainment expenses.
     Advertising expense increased to $118.3 million in 2006, compared to $114.5 million in 2005. As a percentage of net sales, advertising expense was 1.8% in 2006 and 2005.
     In the fourth quarter of 2006, we recorded a one-time expense of $25.0 million in connection with the negotiated settlement of the previously disclosed litigation involving our 2003 purchase of selected assets of Micro Warehouse. This expense was 0.4% of net sales in 2006.

     Consolidated operating income was $396.4 million in 2006, a decrease of 5.5% from $419.6 million in 2005. Consolidated operating income as a percentage of net sales decreased to 5.8% in 2006, compared to 6.7% in the same period of 2005. The decrease in operating income as a percentage of net sales was primarily due to the increased selling and administrative expenses and the litigation settlement, partially offset by the increased gross profit. Corporate sector segment operating income was $350.6 million in 2006, an increase of 2.6% from $341.8 million in 2005. The increase in corporate sector segment operating income was primarily due to improved gross profit margin, partially offset by the recognition of share-based compensation expense due to the adoption of SFAS 123R. Public sector segment operating income was $106.7 million in 2006, a decrease of 3.4% from $110.4 million in 2005. The decrease in public sector segment operating income was primarily due to lower gross profit margin, increased selling and administrative expenses related to the investment in additional sales resources, and the recognition of share-based compensation expense due to the adoption of SFAS 123R. Headquarters expenses increased to $64.7 million in 2006 compared to $32.6 million in 2005, primarily due to the litigation settlement expense of $25.0 million, a larger number of coworkers, and the recognition of share-based compensation expense due to the adoption of SFAS 123R.
     Interest income increased 30.6% in 2006, to $19.8 million compared to $15.2 million in 2005. This increase was primarily due to higher interest rates in 2006 compared to 2005.
     The effective income tax rate, expressed as a percentage of income before income taxes, decreased to 35.8% in 2006 compared to 37.2% in 2005. This decrease was primarily attributable to the resolution of an audit of the Company’s 2003 federal income tax return in the second quarter of 2006 and a benefit relating to the reduction of tax reserves due to the expiration of the statute of limitations for the 2002 tax year in the third quarter of 2006. The change in the effective tax rate increased diluted earnings per share in 2006 by approximately $0.07 compared to 2005.
     Net income in 2006 was $266.1 million, a 2.2% decrease from $272.1 million in 2005. Net income in 2006 included the litigation settlement expense of $15.4 million after-tax.
     Diluted earnings per share were $3.30 in 2006, an increase of 1.2% from $3.26 in 2005. The litigation settlement expense in 2006 decreased diluted earnings per share by approximately $0.19. The change in the weighted-average number of common shares outstanding in 2006 compared to 2005 increased diluted earnings per share by approximately $0.12.
Year Ended December 31, 2005 Compared to Year Ended December 31, 2004
     Net sales in 2005 increased 9.7% to $6.292 billion, compared to $5.738 billion in 2004. Sales of desktop computers and servers, software, data storage devices and netcomm products each increased more than 10% in 2005 over 2004. Corporate sector segment sales increased 7.4%, to $4.411 billion in 2005 from $4.105 billion in 2004, and comprised 70% of our total net sales for 2005. Public sector segment sales increased 15.2%, to $1.881 billion in 2005 from $1.633 billion in 2004, and comprised 30% of our total sales for 2005.
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
     Selling and administrative expenses increased 12.1% to $433.5 million in 2005, compared to $386.6 million in 2004, while increasing as a percentage of net sales to 6.9% versus 6.7% in 2004. Included in selling and administrative expenses in 2004 were $3.9 million of transaction and integration expenses related to the Micro Warehouse transactions (see Note 18 to the Consolidated Financial Statements for more information on the Micro Warehouse transactions). The primary drivers of the increase in selling and administrative expenses are discussed below.

•	Payroll costs increased $38.3 million, primarily due to our continued investment in our sales force and increases in administrative areas to support a larger and growing business. Our sales force increased to 2,153 at December 31, 2005, from 2,012 at December 31, 2004. Our sales force consists of account managers (including field sales representatives) as well as product category specialists who provide consultation in areas requiring technical or specialized product expertise such as networking, security, data storage, and volume software licensing. In addition, payroll costs for 2005 include $3.7 million of compensation expense in connection with the acceleration of vesting of stock options for coworkers through the manager level. Payroll costs for 2004 included $1.5 million of expenses for former Micro Warehouse employees performing transition services.

•	Employee-related costs (which include items such as profit sharing, incentive awards, and insurance) increased $2.8 million, primarily due to $4.0 million of additional profit sharing expense related to the additional contribution to the 401(k) plan in conjunction with a modification to the Company’s stock option program and increased expenses to support a larger number of coworkers. These expenses were partially offset by a reduction of $5.3 million in an accrual for a company-wide incentive bonus program. The accrual was adjusted based on certain program modifications which provided for specific payout levels for partial achievement of full year financial objectives.

•	Occupancy costs increased $1.7 million. This increase was primarily due to increased depreciation related to asset additions for new sales offices and new financial systems, partially offset by reduced rent. Occupancy costs for 2004 included $0.8 million of facility expenses related to the Micro Warehouse transactions.

•	Other selling and administrative costs increased $4.1 million. The increase was primarily due to increased administrative expenses required to support a larger business, such as professional fees and travel and entertainment expenses. Other selling and administrative costs for 2004 included $1.6 million of costs related to the Micro Warehouse transactions.
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
Liquidity and Capital Resources
Working Capital
     We have historically financed our operations and capital expenditures primarily through cash flow from operations. At December 31, 2006, we had cash, cash equivalents, and current marketable securities of $351.6 million, representing a decrease of $220.2 million in cash, cash equivalents, and current marketable securities from December 31, 2005. Our cash, cash equivalents, and current marketable securities balances at December 31, 2006 were reduced primarily due to the cash consideration paid to acquire Berbee in October 2006. Our working capital decreased $113.3 million, to $1.020 billion at December 31, 2006 from $1.133 billion at December 31, 2005.
     We have an aggregate $70.0 million available pursuant to two $35.0 million unsecured lines of credit with two financial institutions. One line of credit was renewed in June 2006 and expires in June 2007. The other line does not have a fixed expiration date. The Company does not incur any facility fees associated with either line of credit. At December 31, 2006, there were no borrowings under either of the credit facilities.
     We have entered into security agreements with certain financial institutions in order to facilitate the purchase of inventory from various suppliers under certain terms and conditions. The agreements allow for a maximum credit line of $150.0 million collateralized by the inventory purchases financed by the financial institutions and certain other assets. We do not incur any interest expenses associated with these agreements, as we pay the balances when they are due. At December 31, 2006 and 2005, we owed the financial institutions approximately $108.1 million and $43.8 million, respectively, which is included in trade accounts payable. The increase at December 31, 2006 compared to December 31, 2005 is primarily due to the acquisition of Berbee.
     Since 1998, we have repurchased a total of 17.5 million shares of our common stock at a total cost of $876.9 million under various share repurchase programs authorized by our Board of Directors. The program authorizing the repurchase of 4,529,600 shares that was approved by our Board of Directors in April 2005 was completed in March 2006. In April 2006, our Board of Directors authorized a new share repurchase program of up to 5,000,000 shares of our common stock. Share repurchases may be made from time to time in both open market and private transactions, as conditions warrant. The new program is expected to remain in effect through April 2008, unless earlier terminated by the Board or completed. The following table presents share repurchases for the years ended December 31, 2006, 2005 and 2004 (in thousands):

Year	Shares	Amount
2006	4,059	$227,669
2005	4,570	$258,298
2004	1,352	$86,010
     As of December 31, 2006, 3.2 million shares remained available for repurchase under our current program. Repurchased shares are held in treasury pending use for general corporate purposes, including issuances under various employee stock plans.
     The following table presents information on dividends paid during the past three years:

	Dividends Per	Total Dividends
Date Paid	Share	(in thousands)
June 30, 2006	$0.52	$40,723
June 30, 2005	$0.43	$35,114
June 30, 2004	$0.36	$30,027
     In future years, we plan to announce any dividend following the annual shareholders meeting, typically held in May. The timing and amount of any future dividends will depend upon the earnings, cash requirements and financial condition of the Company and other factors deemed relevant by our Board of Directors.
     Capital expenditures in 2006 totaled $85.6 million. This includes the purchase of the North Las Vegas, Nevada distribution center in December 2006 for $29.6 million, expenditures for machinery and equipment and leasehold improvements related to the North Las Vegas, Nevada distribution center and new leased office space in Chicago and Vernon Hills, Illinois, and improvements to our information technology systems.
     Total capital expenditures for 2007 are expected to be approximately $55 million to $60 million. Our internally generated cash flow has been sufficient to fund our capital expenditures and we believe this will continue.
     Our current and anticipated uses of our cash, cash equivalents, and marketable securities are to fund growth in working capital and capital expenditures necessary to support future growth in sales, our share repurchase programs, potential dividends, and possible expansion through acquisitions. We believe that the funds held in cash, cash equivalents, and marketable securities, and funds available under the credit facilities, will be sufficient to fund our working capital and cash requirements for the foreseeable future.
Cash Flows
     Net cash provided by operating activities in 2006 was $216.7 million. The primary factors that affected our cash flow from operations were net income and the increase in accounts receivable at December 31, 2006 compared to December 31, 2005.
     Net cash used in investing activities in 2006 was $99.6 million, including $574.0 million provided by redemptions and sales of marketable securities offset by $407.3 million to purchase marketable securities and $85.6 million for capital expenditures. In addition, we used $177.9 million to acquire Berbee and $2.8 million to acquire Technology Resource Center, Inc., an education software reseller.

     Net cash used in financing activities in 2006 was $170.2 million. The primary factors that affected our cash flow from financing activities were the repurchase of shares of our common stock at a total cost of $227.7 million and the payment of cash dividends totaling $40.7 million, partially offset by proceeds of $78.3 million from the issuance of common stock under share-based compensation plans.
Aggregate Contractual Obligations
     We are obligated under various operating lease agreements for office facilities that generally provide for minimum rent payments and a proportionate share of operating expenses and property taxes and include certain renewal and expansion options. For the years ended December 31, 2006, 2005 and 2004, rent expense was $14.9 million, $11.4 million and $13.8 million, respectively.
     In connection with the acquisition of Berbee, we assumed certain capital lease obligations for office equipment.
     The following table summarizes our contractual commitments under capital and operating lease agreements as of December 31, 2006 (in thousands). We expect to fulfill these commitments from our working capital.

		Less than			Over 5
	Total	1 year	1-3 years	3-5 years	years
Operating leases	$103,187	$11,888	$25,172	$20,079	$46,048
Capital leases	830	562	268	-	-

Total	$104,017	$12,450	$25,440	$20,079	$46,048

     Any statements in this report that are forward-looking (that is, not historical in nature) are made pursuant to the safe harbor provisions of The Private Securities Litigation Reform Act of 1995. Such forward-looking statements include, for example, statements concerning the Company’s sales growth, cooperative advertising reimbursements, vendor incentives, gross profit as a percentage of sales, selling and administrative expenses, advertising expense, operating income as a percentage of sales, and effective tax rate. In addition, words such as “likely,” “may,” “would,” “could,” “should,” “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “objective,” and similar expressions, may identify forward-looking statements in this report. Forward-looking statements in this report are based on the Company’s beliefs and expectations as of the date of this report and are subject to risks and uncertainties, including those outlined in detail in this report in Item 1A — Risk Factors and other factors identified from time to time in the Company’s filings with the Securities and Exchange Commission. Such risks and uncertainties may have a significant impact on the Company’s business, operating results or financial condition. Investors are cautioned that these forward-looking statements are inherently uncertain. Should one or more of the risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described herein.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
     The Company’s investments in marketable securities as of December 31, 2006 all mature before December 31, 2008 and are concentrated in U.S. Government and Government agency securities, municipal bonds and corporate fixed income securities. As such, the risk of significant changes in the value of these securities as a result of a change in market interest rates is minimal.

Item 8.	Financial Statements and Supplementary Data

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2006.
Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 excluded Berbee Information Networks Corporation, which was acquired by the Company in October 2006 in a purchase business combination. Berbee Information Networks Corporation is a wholly-owned subsidiary of the Company whose total assets and total net sales represented 16.6% and 1.6%, respectively, of consolidated total assets and consolidated net sales of the Company as of and for the year ended December 31, 2006. Companies are allowed to exclude acquisitions from their assessment of internal control over financial reporting during the first year of an acquisition under guidelines established by the Securities and Exchange Commission.
Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included herein.
CDW Corporation
Vernon Hills, Illinois
March 1, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and
Shareholders of CDW Corporation:
We have completed integrated audits of CDW Corporation’s consolidated financial statements and of its internal control over financial reporting as of December 31, 2006, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.
Consolidated financial statements and financial statement schedule
In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of CDW Corporation and its subsidiaries at December 31, 2006 and December 31, 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
As discussed in Note 11 to the consolidated financial statements, the Company changed the manner in which it accounts for share-based compensation in 2006.
Internal control over financial reporting
Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing on Page 27 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, that the Company maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
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
As described in Management’s Report on Internal Control Over Financial Reporting, management has excluded Berbee Information Networks Corporation from its assessment of internal control over financial reporting as of December 31, 2006 because it was acquired by the Company in a purchase business combination in October 2006. We have also excluded Berbee from our audit of internal control over financial reporting. Berbee is a wholly-owned subsidiary whose total assets and total revenues represent 16.6% and 1.6%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2006.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Chicago, Illinois
March 1, 2007

CDW CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	December 31,
Assets	2006	2005

Current assets:
Cash and cash equivalents	$148,081	$201,250
Marketable securities	203,515	370,500
Accounts receivable, net of allowance for doubtful accounts of $9,995 and $9,564, respectively	850,002	637,245
Merchandise inventory	261,858	243,564
Miscellaneous receivables	55,881	27,848
Deferred income taxes	15,060	12,562
Prepaid expenses and other	15,139	8,274

Total current assets	1,549,536	1,501,243

Marketable securities	40,000	39,176
Property and equipment, net	171,448	97,277
Goodwill	119,491	-
Other intangible assets, net	63,603	4,767
Other assets	7,349	6,593

Total assets	$1,951,427	$1,649,056

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	$354,307	$245,201
Accrued expenses:
Compensation	54,301	42,585
Income taxes	4,028	7,409
Sales taxes	20,378	21,473
Advertising	28,775	18,193
Other	67,592	32,900

Total current liabilities	529,381	367,761

Deferred income taxes	10,762	-
Other liabilities	24,119	16,730

Commitments and contingencies	-	-

Shareholders’ equity:
Preferred shares, $1.00 par value; 5,000 shares authorized; none issued	-	-
Common shares, $.01 par value; 500,000 shares authorized; 96,312 and 93,447 shares issued, respectively	963	934
Paid-in capital	631,984	507,832
Retained earnings	1,630,620	1,405,263
Unearned compensation	-	(400)
Accumulated other comprehensive income	494	163

	2,264,061	1,913,792

Less cost of common shares in treasury; 17,543 shares and 13,483 shares, respectively	(876,896)	(649,227)

Total shareholders’ equity	1,387,165	1,264,565

Total liabilities and shareholders’ equity	$1,951,427	$1,649,056

The accompanying notes are an integral part of the consolidated financial statements.

CDW CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	Years Ended December 31,
	2006	2005	2004
Net sales	$6,785,473	$6,291,845	$5,737,774
Cost of sales	5,715,630	5,324,215	4,867,650

Gross profit	1,069,843	967,630	870,124

Selling and administrative expenses	530,120	433,482	386,563
Advertising expense	118,324	114,514	90,802
Litigation settlement	25,000	-	-

Income from operations	396,399	419,634	392,759

Interest income	19,796	15,155	8,968
Other expense, net	(1,844)	(1,831)	(1,867)

Income before income taxes	414,351	432,958	399,860

Income tax provision	148,271	160,866	158,415

Net income	$266,080	$272,092	$241,445

Earnings per share:
Basic	$3.37	$3.35	$2.90

Diluted	$3.30	$3.26	$2.79

Weighted-average number of common shares outstanding:
Basic	78,874	81,128	83,391

Diluted	80,651	83,566	86,552

Dividends per share	$0.52	$0.43	$0.36

The accompanying notes are an integral part of the consolidated financial statements.

CDW CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)

							Accumulated
	Total						Other
	Shareholders’	Common	Paid-in	Retained	Unearned	Treasury	Comprehensive	Comprehensive
	Equity	Shares	Capital	Earnings	Compensation	Shares	Income	Income

Balance at December 31, 2003	$1,061,184	$909	$408,413	$956,867	$(269)	$(304,919)	$183

Amortization of unearned compensation	252	-	-	-	252	-	-

Share-based compensation	62	-	62	-	-	-	-

Issuance of common stock under share-based compensation plans	34,866	13	34,853	-	-	-	-

Tax benefit from stock option and restricted stock transactions	19,625	-	19,625	-	-	-	-

Purchase of treasury shares	(86,010)	-	-	-	-	(86,010)	-

Cash dividends	(30,027)	-	-	(30,027)	-	-	-

Net income	241,445	-	-	241,445	-	-	-	$241,445

Net unrealized losses on marketable securities	(237)	-	-	-	-	-	(237)	(237)

Foreign currency translation adjustment	257	-	-	-	-	-	257	257

Comprehensive income								$241,465

Balance at December 31, 2004	1,241,417	922	462,953	1,168,285	(17)	(390,929)	203

Amortization of unearned compensation	79	-	-	-	79	-	-

Share-based compensation	3,794	-	4,256	-	(462)	-	-

Issuance of common stock under share-based compensation plans	29,683	12	29,671	-	-	-	-

Tax benefit from stock option and restricted stock transactions	10,952	-	10,952	-	-	-	-

Purchase of treasury shares	(258,298)	-	-	-	-	(258,298)	-

Cash dividends	(35,114)	-	-	(35,114)	-	-	-

Net income	272,092	-	-	272,092	-	-	-	$272,092

Net unrealized losses on marketable securities, net of tax	(155)	-	-	-	-	-	(155)	(155)

Foreign currency translation adjustment	115	-	-	-	-	-	115	115

Comprehensive income								$272,052

Balance at December 31, 2005	1,264,565	934	507,832	1,405,263	(400)	(649,227)	163

Reclass upon adoption of SFAS 123R	-	-	(400)	-	400	-	-

Share-based compensation	15,754	-	15,754	-	-	-	-

Issuance of common stock under share-based compensation plans	78,337	29	78,308	-	-	-	-

Excess tax benefit from stock option and restricted stock transactions	30,490	-	30,490	-	-	-	-

Purchase of treasury shares	(227,669)	-	-	-	-	(227,669)	-

Cash dividends	(40,723)	-	-	(40,723)	-	-	-

Net income	266,080	-	-	266,080	-	-	-	$266,080

Net unrealized gains on marketable securities, net of tax	392	-	-	-	-	-	392	392

Foreign currency translation adjustment	(61)	-	-	-	-	-	(61)	(61)

Comprehensive income								$266,411

Balance at December 31, 2006	$1,387,165	$963	$631,984	$1,630,620	$-	$(876,896)	$494

The accompanying notes are an integral part of the consolidated financial statements.

CDW CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2006	2005	2004
Cash flows from operating activities:
Net income	$266,080	$272,092	$241,445
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	28,138	21,493	16,998
Accretion of marketable securities	(149)	(53)	392
Stock-based compensation expense	15,754	3,873	314
Allowance for doubtful accounts	1	(326)	(167)
Deferred income taxes	(13,726)	1,059	2,217
Gross excess tax benefits from share-based compensation	(17,053)	-	-
Tax benefit from stock option and restricted stock transactions	-	10,952	19,625
Minority interest	-	-	446
Gain on sale of investment in CDW Leasing, LLC	-	-	(287)

Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(132,194)	(56,884)	(135,868)
Merchandise inventory	(17,813)	(30,342)	(29,332)
Other assets	(21,968)	(6,756)	(1,699)
Accounts payable	46,149	60,903	55,899
Accrued expenses	57,498	19,573	11,413
Long-term liabilities	5,996	8,076	2,810

Net cash provided by operating activities	216,713	303,660	184,206

Cash flows from investing activities:
Purchases of available-for-sale securities	(327,323)	(392,058)	(528,820)
Redemptions and sales of available-for-sale securities	442,425	382,099	453,307
Purchases of held-to-maturity securities	(80,000)	(30,000)	(110,000)
Redemptions of held-to-maturity securities	131,600	85,000	70,000
Purchase of property and equipment	(85,567)	(49,062)	(22,113)
Acquisition of businesses, net of cash acquired	(180,742)	-	-
Sale of investment in CDW Leasing, LLC, net of cash sold	-	-	(2,321)

Net cash used in investing activities	(99,607)	(4,021)	(139,947)

Cash flows from financing activities:
Purchase of treasury shares	(227,669)	(258,298)	(86,010)
Proceeds from issuance of common stock under share- based compensation plans	78,337	29,683	34,866
Dividends paid	(40,723)	(35,114)	(30,027)
Gross excess tax benefits from share-based compensation	17,053
Change in book overdrafts	2,788	16,421	(36,966)

Net cash used in financing activities	(170,214)	(247,308)	(118,137)

Effect of exchange rate changes on cash and cash equivalents	(61)	115	257

Net (decrease)/increase in cash	(53,169)	52,446	(73,621)

Cash and cash equivalents – beginning of period	201,250	148,804	222,425

Cash and cash equivalents – end of period	$148,081	$201,250	$148,804

Supplementary disclosure of cash flow information:
Taxes paid	$137,422	$155,871	$134,769
The accompanying notes are an integral part of the consolidated financial statements.

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.	Summary of Significant Accounting Policies

CDW Corporation (collectively with its subsidiaries, “CDW” or the “Company”) is a leading provider of multi-branded information technology products and services in the United States and Canada. We focus on meeting the technology needs of our customers in business, government, and education through our extensive offering of products from leading brands and a variety of value-added services.

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of CDW Corporation and our wholly-owned subsidiaries. All intercompany transactions and accounts are eliminated in consolidation. As described in Note 14, one of our wholly-owned subsidiaries, CDW Capital Corporation (“CDWCC”), owned a 50 percent interest in CDW Leasing, LLC (“CDW-L”) until CDWCC sold its interest in CDW-L effective August 1, 2004. In accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities, an interpretation of ARB 51,” we consolidated CDW-L, beginning on December 31, 2003, until our interest was sold.

Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make use of certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported periods. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Significant estimates in these financial statements include allowances for doubtful accounts receivable, sales returns and pricing disputes, net realizable value of inventories, vendor transactions, loss contingencies and intangible assets. Actual results could differ from those estimates.

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

Vendor transactions. We receive incentives from vendors related to cooperative advertising allowances, volume rebates, bid programs, price protection and other programs. These incentives generally relate to written agreements with specified performance requirements with the vendors and are recorded as adjustments to cost of sales or advertising expense, as appropriate. Vendors may change the terms of some or all of these programs which could have an impact on our results of operations.

Loss contingencies. We accrue for contingent obligations when a loss is probable and the amount can be reasonably estimated. As facts concerning contingencies become known, we reassess our position and make appropriate adjustments to the financial statements.

Intangible assets. We have recorded intangible assets, such as goodwill and customer relationships, and account for these in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS 142). SFAS 142 requires an annual test of goodwill and indefinite-lived assets for impairment, unless circumstances dictate more frequent assessments. SFAS 142 also requires that intangible assets with determinable lives be amortized over their respective estimated useful lives and reviewed annually for impairment in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144). If circumstances change or a triggering event were to occur that would indicate impairment, we would be required to review our intangible assets for impairment and write-downs may be required.

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

Classification	Estimated Useful Lives
Machinery and equipment	5 to 15 years
Building and leasehold improvements	5 to 25 years
Computer and data processing equipment	3 to 5 years
Computer software	3 to 5 years
Furniture and fixtures	5 to 10 years
Goodwill and Other Intangible Assets

We account for goodwill and other intangible assets in accordance with SFAS 142. Under SFAS 142, goodwill and indefinite-lived intangible assets are not amortized but are tested for impairment on an annual basis or if impairment indicators exist. Intangible assets with definite lives are amortized on a straight-line basis over their estimated useful lives, which range from 2-14 years.

Revenue Recognition

We record revenue from sales transactions when both risk of loss and title to products sold pass to the customer. Our shipping terms dictate that the passage of title occurs upon receipt of products by the customer. The majority of our revenue relates to physical products and are recognized on a gross basis with the selling price to the customer recorded as net sales and the acquisition cost of the product recorded as cost of sales. At the time of sale, we also record an estimate for sales returns based on historical experience. Software assurance products, third party services and extended warranties that we sell (for which we are not the primary obligor) are recognized on a net basis in accordance with SEC Staff Accounting Bulletin No. 104, “Revenue Recognition” and Emerging Issues Task Force 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent.” Accordingly, such revenue is recognized in net sales either at the time of sale or over the contract period, based on the nature of the contract, at the net amount retained by us, with no cost of sales. Revenue from information technology consulting or professional services is either recognized as incurred for services billed at an hourly rate or recognized using the percentage of completion method for services provided at a fixed fee. Revenue for data center services, including Internet connectivity, Web hosting, server co-location, and managed services, is recognized over the period service is provided. In accordance with EITF 00-10, “Accounting for Shipping and Handling Fees and Costs,” we record freight billed to our customers as net sales and the related freight costs as a cost of sales.

Vendor rebates are recorded when earned as a reduction of cost of sales. Price protection is recorded when earned as a reduction to cost of sales or merchandise inventory, as applicable.

Advertising

Advertising expense was $118.3 million, $114.5 million and $90.8 million in 2006, 2005 and 2004, respectively. Advertising costs are generally charged to expense in the period incurred. Cooperative reimbursements from vendors are recorded in the period the related advertising expenditure is incurred. We classify vendor consideration as either a reduction of advertising expense or as a reduction of cost of sales in accordance with Emerging Issues Task Force Issue No. 02-16, “Accounting for Consideration Received from a Vendor by a Customer (Including a Reseller of the Vendor’s Products).” Most vendor consideration received by CDW for cooperative advertising is considered a reduction of cost of sales. Advertising expense is offset by cooperative advertising funds when the reimbursement represents specific, incremental and identifiable costs.

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

See Note 11 for further information on the adoption of SFAS 123R and the related disclosures, including pro forma information for prior periods as if we had recorded share-based compensation expense.

Fair Value of Financial Instruments

We estimate that the fair market value of all of our financial instruments at December 31, 2006 and 2005 are not materially different from the aggregate carrying value due to the short-term nature of these instruments or the nature of the underlying securities.

Treasury Shares

We intend to hold repurchased shares in treasury for general corporate purposes, including issuances under various stock plans. We account for treasury shares using the cost method.

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

2.	Recently Issued Accounting Standards

FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement 109” (“FIN 48”)

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FIN 48. FIN 48 prescribes a two-step process for the financial statement measurement and recognition of a tax position taken or expected to be taken in an income tax return. The first step involves the determination of whether it is more likely than not that a tax position will be sustained upon examination, based on the technical merits of the position. The second step requires that any tax position that meets the more-likely-than-not recognition threshold be measured and recognized in the financial statements at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. FIN 48 also provides guidance on the accounting for related interest and penalties, financial statement classification, and disclosure. FIN 48 is effective for fiscal years beginning after December 15, 2006. We do not expect the adoption of FIN 48 to have a material impact on our financial statements.

Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”)

In September 2006, the FASB issued SFAS 157. SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 applies where other accounting pronouncements require or permit fair value measurements; it does not require any new fair value measurements. The effects of adopting SFAS 157 will be determined by the types of instruments carried at fair value in our financial statements at the time of adoption as well as the method utilized to determine their fair values prior to adoption. SFAS 157 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact SFAS 157 will have on our financial statements.

3.	Acquisition of Berbee Information Networks Corporation

On October 11, 2006, we completed the acquisition of Berbee Information Networks Corporation (“Berbee”) for a total purchase price of $186.1 million, including an adjustment for working capital. Through the purchase of Berbee, our business strategy has evolved to include providing information technology solutions and engineering capabilities in advanced technologies.

Berbee provides information technology solutions and engineering capabilities in advanced technologies primarily across the Cisco, IBM, and Microsoft platforms. Areas of expertise include strategic technology planning, network infrastructure and unified communications, systems and storage, security, productivity applications and managed services. Berbee’s customer base includes corporate, healthcare, education, and state and local government customers. Berbee operates as a separate strategic business unit of CDW with its current product and service offerings.

The acquisition was accounted for as the purchase of a business and, accordingly, the results of operations of the acquired business subsequent to the completion of the purchase are included in the accompanying consolidated financial statements, and the acquired assets and liabilities were recorded based upon their fair values at the date of acquisition. The excess of the purchase price over the net assets acquired is recorded as goodwill. The following table summarizes the purchase price and the fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

Cash consideration ($180,340 paid at closing; $4,741 paid in January 2007)	$185,081
Direct acquisition costs	993

Total purchase price	$186,074

Current assets (including $3,400 of cash)	$94,193
Property and equipment	14,023
Intangible assets	60,000
Goodwill	117,547

Total assets acquired	285,763

Current liabilities	73,371
Long-term liabilities	26,318

Total liabilities assumed	99,689

Net assets acquired	$186,074

The following table presents details of purchased intangible assets (dollars in thousands):

		Weighted-
	Amount	Average Life
Customer relationships	$49,000	12.3 years
Packaged technology	5,000	6.0 years
License agreement	3,000	12.0 years
Trade name	3,000	2.0 years

	$60,000	11.3 years

The $117.5 million of goodwill was assigned to the Berbee operating segment. None of this goodwill is expected to be deductible for tax purposes.

Pro Forma Results

The results of the Company include the results of Berbee from the date of acquisition. The following unaudited pro forma financial results present the combined results of operations of the Company and Berbee for the years ended December 31, 2006 and 2005 as if the acquisition had occurred at January 1, 2005 (in thousands, except per share amounts).

	2006	2005
Net sales	$7,118,427	$6,600,251
Net income	271,605	275,102
Earnings per share:
Basic	3.44	3.39
Diluted	3.37	3.29
The unaudited pro forma financial results are not intended to represent or be indicative of the Company’s consolidated results of operations that would have been reported had the acquisition been completed as of the beginning of the periods presented and should not be taken as indicative of the Company’s future consolidated results of operations.

4.	Marketable Securities

Estimated fair values of marketable securities are based on quoted market prices.

The following table summarizes our investments in marketable securities at December 31, 2006 and 2005 (in thousands):

		Gross
		Unrealized
	Estimated	Holding		Amortized
Security Type	Fair Value	Gains	Losses	Cost
December 31, 2006
Available-for-sale:
State and municipal bonds	$132,175	$-	$-	$132,175

Total available-for-sale	132,175	-	-	132,175

Held-to-maturity:
U.S. Government and Government agency securities	111,072	-	(268)	111,340

Total held-to-maturity	111,072	-	(268)	111,340

Total marketable securities	$243,247	$-	$(268)	$243,515

December 31, 2005
Available-for-sale:
State and municipal bonds	$232,804	$-	$(111)	$232,915

Corporate fixed income securities	3,900	-	(14)	3,914
U.S Government and Government agency securities	72,972	-	(508)	73,480

Total available-for-sale	309,676	-	(633)	310,309

Held-to-maturity:
U.S Government and Government agency securities	99,291	-	(709)	100,000

Total held-to-maturity	99,291	-	(709)	100,000

Total marketable securities	$408,967	$-	$(1,342)	$410,309

The following table presents the gross unrealized losses and fair values of our investments in marketable securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2006 and 2005 (in thousands):

	Less Than 12 Months		12 Months or Greater		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
Security Type	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
December 31, 2006
U.S Government and Government agency securities	$69,878	$(122)	$39,194	$(146)	$109,072	$(268)

Total	$69,878	$(122)	$39,194	$(146)	$109,072	$(268)

December 31, 2005
State and municipal bonds	$9,931	$(69)	$14,958	$(42)	$24,889	$(111)
Corporate fixed income securities	-	-	3,900	(14)	3,900	(14)
U.S Government and Government agency securities	76,225	(555)	96,038	(662)	172,263	(1,217)

Total	$86,156	$(624)	$114,896	$(718)	$201,052	$(1,342)

Because the Company believes that unrealized losses on fixed income securities are primarily attributable to changes in interest rates, and because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired as of December 31, 2006.
Net unrealized holding losses on available-for-sale securities are determined by specific identification and are included in accumulated other comprehensive income, which is reflected as a separate component of shareholders’ equity. The gross realized losses on marketable securities that are included in other expense in the Consolidated Statements of Income are not material.

The following table summarizes the maturities of our fixed income securities as of December 31, 2006 and 2005 (in thousands):

	Estimated	Amortized
	Fair Value	Cost
December 31, 2006
Due in one year or less	$203,331	$203,515
Due in greater than one year	39,916	40,000

Total investments in marketable securities	$243,247	$243,515

December 31, 2005
Due in one year or less	$370,003	$370,990
Due in greater than one year	38,964	39,319

Total investments in marketable securities	$408,967	$410,309

As of December 31, 2006, all of the marketable securities that are due after one year have maturity dates prior to December 31, 2008.

5.	Property and Equipment

Property and equipment consists of the following (in thousands):

	December 31,
	2006	2005
Land	$16,189	$10,367
Machinery and equipment	69,482	40,829
Building and leasehold improvements	87,572	34,970
Computer and data processing equipment	35,361	35,972
Computer software	33,748	29,651
Furniture and fixtures	14,611	9,843
Construction in progress	5,794	28,102

Total property and equipment	262,757	189,734
Less accumulated depreciation	91,309	92,457

Net property and equipment	$171,448	$97,277

During 2006 and 2005, we recorded adjustments of $25.9 million and $12.8 million, respectively, to remove fully depreciated assets that were no longer in use from property and equipment and accumulated depreciation.

Depreciation expense for the years ended December 31, 2006, 2005, and 2004 was $25.4 million, $20.4 million, and $15.8 million, respectively.

6.	Goodwill and Intangible Assets

The following table presents the changes in the carrying amount of goodwill by segment during the year ended December 31, 2006 (in thousands):

	Public
	Sector	Berbee	Total
Balance as of January 1, 2006	$-	$-	$-
Acquisition of businesses	1,944	117,547	119,491

Balance as of December 31, 2006	$1,944	$117,547	$119,491

The goodwill assigned to the Berbee segment resulted from the acquisition of Berbee in October 2006, as described in Note 3. The goodwill assigned to the public sector segment resulted from the acquisition of Technology Resource Center, Inc., an education software reseller, in July 2006, for a total purchase price of $3.2 million.

The following table presents a summary of intangible assets at December 31, 2006 and 2005 (in thousands):

	Gross
	Carrying	Accumulated
	Amount	Amortization	Net
December 31, 2006
Customer relationships	$56,760	$3,984	$52,776
Packaged technology	5,000	184	4,816
License agreement	3,000	55	2,945
Trade name	3,000	331	2,669
Other	1,175	778	397

Total	$68,935	$5,332	$63,603

December 31, 2005
Customer relationships	$6,205	$2,097	$4,108
Other	1,175	516	659

Total	$7,380	$2,613	$4,767

Amortization expense related to intangible assets for the years ended December 31, 2006, 2005, and 2004 was $2.7 million, $1.1 million, and $1.2 million, respectively.

Estimated amortization expense related to intangible assets for the next five years is as follows (in thousands):

Years Ended December 31,	Amount
2007	$8,041
2008	7,634
2009	6,305
2010	6,089
2011	5,440

Total	$33,509

7.	Financing Arrangements

We have an aggregate $70.0 million available pursuant to two $35.0 million unsecured lines of credit with two financial institutions. One line of credit was renewed in June 2006 and expires in June 2007. The other line does not have a fixed expiration date. Borrowings under the first credit facility bear interest at the prime rate less 2.5%, LIBOR plus 0.45% or the federal funds rate plus 0.5%, as determined by the Company. Borrowings under the second credit facility bear interest at the prime rate less 2.5%, LIBOR plus 0.45% or the federal funds rate plus 0.45%, as determined by the Company. The Company does not incur any facility fees associated with either line of credit. At December 31, 2006, there were no borrowings under either of the credit facilities.

8.	Trade Financing Agreements

We have entered into security agreements with certain financial institutions in order to facilitate the purchase of inventory from various suppliers under certain terms and conditions. The agreements allow for a maximum credit line of $150 million collateralized by the inventory purchases financed by the financial institutions and certain other assets. We do not incur any interest expenses associated with these agreements, as we pay the balances when they are due. At December 31, 2006 and 2005, we owed the financial institutions approximately $108.1 million and $43.8 million, respectively, which is included in trade accounts payable.

9.	Lease Commitments

We are obligated under various operating lease agreements for office facilities that generally provide for minimum rent payments and a proportionate share of operating expenses and property taxes and include certain renewal and expansion options. For the years ended December 31, 2006, 2005 and 2004, rent expense was $14.9 million, $11.4 million and $13.8 million, respectively.

In connection with the acquisition of Berbee, we assumed certain capital lease obligations for office equipment. At the date of acquisition, the equipment subject to capital leases was recorded in property and equipment at fair value, which was $0.9 million. From the date of acquisition through December 31, 2006, we recorded $0.1 million of depreciation expense related to this equipment.

Future minimum lease payments are as follows (in thousands):

	Capital	Operating
Years Ended December 31,	Leases	Leases
2007	$562	$11,888
2008	211	12,428
2009	57	12,744
2010	-	12,292
2011	-	7,787
Thereafter	-	46,048

Total future minimum lease payments	830	$103,187

Amounts representing interest	(68)

Present value of future minimum lease payments	762
Current portion of capital lease obligation	(507)

Long-term capital lease obligation	$255

10.	Income Taxes

Pretax income from continuing operations for the years ended December 31, 2006, 2005 and 2004 was taxed under the following jurisdictions (in thousands):

	2006	2005	2004
Domestic	$413,082	$432,923	$400,585
Foreign	1,269	35	(725)

Total	$414,351	$432,958	$399,860

Components of the provision (benefit) for income taxes for the years ended December 31, 2006, 2005 and 2004 consist of (in thousands):

	2006	2005	2004
Current:
Federal	$140,054	$143,805	$128,527
State	21,760	15,762	27,671
Foreign	417	-	-

Total current	162,231	159,567	156,198

Deferred:
Domestic	(13,904)	1,299	2,217
Foreign	(56)	-	-

Total deferred	(13,960)	1,299	2,217

Provision for income taxes	$148,271	$160,866	$158,415

The current income tax liabilities for 2006, 2005 and 2004 were reduced by $30.5 million, $11.0 million and $19.6 million, respectively, for tax benefits recorded directly to paid-in capital relating to the exercise and vesting of shares pursuant to the CDW stock incentive plans as described in Note 11.

The reconciliation between the statutory tax rate expressed as a percentage of income before income taxes and the actual effective tax rate for the years ended December 31, 2006, 2005 and 2004 is as follows (dollars in thousands):

	2006		2005		2004
Statutory federal income tax rate	$145,023	35.0%	$151,535	35.0%	$139,951	35.0%
State taxes, net of federal benefit	12,605 *	3.0	9,066	2.1	18,268	4.6
Release of reserves for prior year federal taxes	(6,840)	(1.6)	-	-	-	-
Other	(2,914)	(0.7)	277	0.1	(94)	0.0
Change in valuation allowance	397	0.1	(12)	0.0	290	0.0

Effective tax rates	$148,271	35.8%	$160,866	37.2%	$158,415	39.6%

*	Includes a benefit of $1,044 attributable to the release of reserves for state income taxes

The tax effect of temporary differences that give rise to the net deferred income tax asset at December 31, 2006 and 2005 is presented below (in thousands):

	2006	2005
Assets:
Payroll and benefits	$7,606	$5,523
Employee stock plans	6,419	2,484
Accounts receivable	4,948	4,769
Other	3,993	5,069
Loss carryforwards	688	291

Gross deferred assets	23,654	18,136

Liabilities:
Software and intangibles	11,530	-
Property and equipment	7,138	4,505
Other	-	129

Gross deferred liabilities	18,668	4,634

Deferred tax asset valuation allowance	688	291

Net deferred tax asset	$4,298	$13,211

The portion of the net deferred tax asset relating to employee stock plans results primarily from the compensatory stock option grants under the CDW stock incentive plans. Compensation expense related to these plans is deductible for income tax purposes in the year the options are exercised.

The net operating loss in Canada of $0.8 million was utilized in 2006. The state net operating loss of $8.4 million, acquired with Berbee, may be carried forward to 2007 — 2022. The capital loss of $0.9 million, acquired with Berbee, may be carried forward to 2010.

The Company has not recognized deferred income taxes on undistributed earnings of its international subsidiary. The earnings are considered to be reinvested permanently.

11.	Share-Based Compensation

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

As of December 31, 2006, there were 4,250,159 shares of common stock available for future grants under these plans.

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

Employee Stock Purchase Plan

We have established an Employee Stock Purchase Plan (“ESPP”) which provides that eligible coworkers may contribute up to 15% of their eligible compensation towards the quarterly purchase of our common stock. Effective January 1, 2006, we changed the provisions of the ESPP so that it is non-compensatory under the provisions of SFAS 123R. The coworkers’ purchase price is 95% of the fair market value of the stock on the last business day of the quarterly offering period. Coworkers may purchase shares having a fair market value of up to $25,000 per year but not to exceed 325 shares per quarter. No compensation expense is recorded in connection with the ESPP and the tables in this note exclude the impact of the ESPP unless otherwise noted. At the 2006 Annual Meeting of Shareholders, the Company’s shareholders approved an amendment to the ESPP pursuant to which 500,000 additional shares were added to the ESPP, increasing the number of shares available under the plan to 1,000,000. As of December 31, 2006, we had issued 393,992 shares over the life of the ESPP and the number of shares available for future issuance under the ESPP was 606,008.

Valuation and Expense Information under SFAS 123R

Under SFAS 123R, the value of share-based compensation awards must be attributed to the various periods during which the recipient must perform services in order to vest in the award. Upon adoption of SFAS 123R, the Company changed its method of attributing the value of share-based compensation expense from the accelerated approach specified in FASB Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans” to the straight-line method. Compensation expense for awards made prior to January 1, 2006 will continue to be subject to the accelerated expense attribution method while compensation expense for share-based awards made on or after January 1, 2006 will be recognized using a straight-line method.

The fair value of each stock option grant made after April 1, 2005 was estimated on the grant date using a lattice-binomial model. The fair value of each stock option grant made prior to April 2, 2005 was estimated on the grant date using the Black-Scholes model. The weighted-average estimated grant date fair values and the assumptions used to value option grants and compensatory stock purchase rights under the ESPP for the years ended December 31, 2004, 2005, and 2006 are as follows:

	2006	2005	2004
Weighted-average grant date fair values of option awards	$24.88	$18.08	$33.44
Risk-free interest rate	4.9%	4.0%	3.2%
Dividend yield	0.9%	0.7%	0.6%
Expected life (years)	6.7	4.5	5.0
Stock price volatility	37.07%	39.62%	58.80%
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

The following table sets forth the summary of stock option activity for the year ended December 31, 2006:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
Options	Shares	Price	Term	($000) (1)
Outstanding at January 1, 2006	10,199,500	$38.26

Granted	693,337	$55.58
Exercised	(2,653,554)	28.00
Forfeited or expired	(162,200)	57.62

Outstanding at December 31, 2006	8,077,083	$42.73	8.07	$222,856

Vested at December 31, 2006	5,392,718	$40.35	7.41	$161,604

Exercisable at December 31, 2006	5,373,167	$40.40	7.40	$160,771

Expected to vest at December 31, 2006	2,638,978	$47.51	9.40	$60,206

(1)	These amounts are based on the difference between $70.32, the closing price of the Company’s common stock on December 31, 2006, and the exercise price.
A summary of the status of our nonvested restricted stock and restricted stock units (collectively, “Restricted Stock”) as of January 1, 2006, and changes through the year ended December 31, 2006, is presented below:

		Weighted-
		Average
		Grant-Date
Restricted Stock	Shares	Fair Value
Nonvested at January 1, 2006	10,400	$55.93

Granted	141,054	$55.41
Vested	(2,800)	55.05
Forfeited	(4,006)	55.40

Nonvested at December 31, 2006	144,648	$55.46

Our net income for the year ended December 31, 2006 includes $15.8 million of compensation expense and $6.0 million of income tax benefits related to our share-based compensation arrangements. No portion of share-based compensation was capitalized.

For the year ended December 31, 2006:
•	Cash proceeds related to stock option exercises were $74.3 million.
•	The intrinsic value of stock options exercised was $85.5 million.
•	The fair value of Restricted Stock that vested was $0.2 million.
•	The tax benefit realized from the exercise of stock options and the vesting of Restricted Stock was $30.5 million.

As of December 31, 2006, there was $32.2 million of total unrecognized compensation cost related to nonvested share-based compensation awards granted under our plans. That cost is expected to be recognized over a weighted-average period of 3.81 years.

The Company has historically settled stock option exercises with newly issued common shares.

In April 2006, our Board of Directors authorized a new share repurchase program of up to 5,000,000 shares. This repurchase program is expected to remain in effect through April 2008 unless earlier terminated by the Board or completed.

Impact of Fair Value Recognition under SFAS 123 for the Years Ended December 31, 2004 and 2005

In periods prior to our adoption of SFAS 123R, net income and earnings per share amounts reported in our consolidated statements of income did not include share-based compensation expense for stock options and stock purchases under the ESPP because the Company opted to continue using the recognition provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) while providing required pro forma disclosures under Statement of Financial Accounting Standards 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). The following table reflects the effect on net income and earnings per share assuming the Company had elected to apply the fair value recognition provisions of SFAS 123 (in thousands, except per share amounts). The results for the years ended December 31, 2004 and 2005, have not been restated.

	2005	2004
Net income, as reported	$272,092	$241,445

Add share-based employee compensation expense included in reported net income, net of related tax effects	2,434	190

Deduct total share-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(29,614)	(26,795)

Pro forma net income	$244,912	$214,840

Basic earnings per share, as reported	$3.35	$2.90
Diluted earnings per share, as reported	$3.26	$2.79

Pro forma basic earnings per share	$3.02	$2.58
Pro forma diluted earnings per share	$2.91	$2.47
The impact of accounting for share-based compensation under SFAS 123R for the year ended December 31, 2006 was as follows (in thousands, except per share amounts):

2006
Share-based compensation expense by type of award:
Stock options	$14,575
Restricted Stock	1,179

Total share-based compensation	15,754
Tax effect on share-based compensation	(6,049)

Net effect on net income	$9,705

Tax effect on:
Cash flows from operating activities	$(17,053)
Cash flows from financing activities	$17,053
Effect on earnings per share:
Basic	$0.12
Diluted	$0.12
For the year ended December 31, 2006, the share-based compensation expense of $1.18 million related to Restricted Stock would also have been recorded as an expense under APB 25. Prior to the adoption of SFAS 123R, we presented all tax benefits for deductions resulting from the exercise of stock options and disqualifying dispositions as operating cash flows in our consolidated statement of cash flows. SFAS 123R requires the benefits from tax deductions in excess of recognized compensation expense to be reported as a financing cash flow, rather than as an operating cash flow. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. Total cash flows will remain unchanged from what would have been reported under prior accounting rules.

12.	Earnings Per Share

At December 31, 2006, we had 78,769,186 outstanding common shares. We have granted options to purchase common shares to the directors and coworkers of the Company as discussed in Note 11. These options have a dilutive effect on the calculation of earnings per share. The following table is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations as required by SFAS 128 (in thousands, except per share amounts):

	Years Ended December 31,
	2006	2005	2004
Basic earnings per share:
Income available to common shareholders (numerator)	$266,080	$272,092	$241,445

Weighted-average common shares outstanding (denominator)	78,874	81,128	83,391

Basic earnings per share	$3.37	$3.35	$2.90

Diluted earnings per share:
Income available to common shareholders (numerator)	$266,080	$272,092	$241,445

Weighted-average common shares outstanding	78,874	81,128	83,391
Effect of dilutive securities:
Options on common stock	1,777	2,438	3,161

Total common shares and dilutive securities (denominator)	80,651	83,566	86,552

Diluted earnings per share	$3.30	$3.26	$2.79

Additional options to purchase common shares and Restricted Stock were outstanding during the years ended December 31, 2004, 2005, and 2006, but were not included in the computation of diluted earnings per share because they were antidilutive in that either: 1) the exercise price of the options were greater than the average market price of common shares during the respective periods or 2) the deemed per share proceeds under the treasury stock method (the sum of the option exercise price, if applicable, any future compensation expense under SFAS 123R, and any related “windfall” tax benefits) for the options or Restricted Stock on a per share basis exceeded the average market price of common shares during the respective periods.

	Years Ended December 31,
	2006	2005	2004
Weighted-average number of options (in 000’s)	2,370	1,226	1,091
Weighted-average exercise price	$61.43	$67.64	$68.00
Weighted-average number of Restricted Stock (in 000’s)	86	-	-
13.	Profit Sharing and 401(k) Plan

We have a profit sharing plan that includes a salary reduction feature established under the Internal Revenue Code Section 401(k) covering substantially all employees. Company contributions to the profit sharing plan are made in cash and determined at the discretion of the Board of Directors. For the years ended December 31, 2006, 2005 and 2004, amounts charged to expense for this plan totaled $11.0 million, $10.9 million, and $5.5 million, respectively.

14.	Leasing Joint Venture

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

15.	Contingencies

On September 9, 2003, CDW completed the purchase of certain assets of Bridgeport Holdings, Inc., Micro Warehouse, Inc., Micro Warehouse, Inc. of Ohio, and Micro Warehouse Gov/Ed, Inc. (collectively, “Micro Warehouse”). On September 10, 2003, Micro Warehouse filed voluntary petitions for relief under chapter 11 of title 11 of the United States Code in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). The Bankruptcy Court confirmed a plan of distribution with respect to Micro Warehouse which became effective on October 14, 2004. On March 3, 2005, the Bridgeport Holdings, Inc. Liquidating Trust (the “Liquidating Trust”) filed a civil action in the Bankruptcy Court entitled Bridgeport Holdings Liquidating Trust, Inc. vs. CDW Corporation and CDW SAC, Inc. alleging that CDW did not pay reasonably equivalent value for the assets it acquired from Micro Warehouse and seeking to have CDW’s “purchase of Micro Warehouse” set aside and an amount of damages, to be determined at trial, paid to it. On February 1, 2007, CDW entered into a settlement agreement (the “Settlement Agreement”) to resolve the above referenced action pursuant to which CDW agreed to pay $25 million to the Liquidating Trust in return for a full release and complete dismissal of the litigation, with prejudice. While CDW believed it had good defenses to the claims by the Liquidating Trust, it agreed to settle the case in order to avoid the substantial costs and uncertainties involved with further litigation. The Settlement Agreement represents the compromise of a disputed claim and does not constitute an admission of liability on behalf of CDW. A Motion to Approve the Settlement Agreement was filed in the Bankruptcy Court by the Liquidating Trust on February 1, 2007. No objections were filed with the Bankruptcy Court, and the time for filing objections has expired. An order approving the Settlement Agreement was entered by the Bankruptcy Court on February 21, 2007. That order becomes final and nonappealable on March 5, 2007. CDW’s settlement payment, included in other current liabilities on the Consolidated Balance Sheet as of December 31, 2006, and a motion by the Liquidating Trust to dismiss the litigation with prejudice, are both due on March 12, 2007.
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

In addition, CDW is party to legal proceedings that arise from time to time, both with respect to specific transactions and in the ordinary course of our business. CDW is also subject to audit by federal, state and local tax authorities, by various government agencies relating to sales under certain government contracts and by vendors relating to vendor incentive programs.

We do not believe that any current audit or pending or threatened litigation will have a material adverse effect on our financial condition. Litigation and audits, however, involve uncertainties and it is possible that the eventual outcome of litigation or audits could adversely affect our results of operations for a particular period.

16.	Segment Information

We have three operating segments: corporate sector, which is primarily comprised of business customers; public sector, which is comprised of federal, state and local government entities, educational institutions, and healthcare institutions; and Berbee, a new segment as a result of the Berbee acquisition in October 2006, which provides advanced technology solutions. In accordance with Statement of Financial Accounting Standards No. 131, “Disclosure about Segments of an Enterprise and Related Information,” the internal organization that is used by management for making operating decisions and assessing performance is the source of our reportable segments.

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

The accounting policies of the segments are the same as those described in Note 1, “Summary of Significant Accounting Policies.” We allocate resources to and evaluate performance of our segments based on both sales and operating income.

We have restated 2004 segment information to conform to our revised segment reporting structure. The following tables present information about our reportable segments (in thousands):

	Year Ended December 31, 2006
	Corporate	Public		Headquarters /
	Sector	Sector	Berbee	Other	Consolidated
Net sales	$4,514,106	$2,162,378	$108,989	$-	$6,785,473

Income (loss) from operations	$350,588	$106,717	$3,839	$(64,745)	$396,399

Net interest income and other expense					17,952

Income before income taxes					$414,351

Total assets	$508,567	$278,746	$324,113	$840,001	$1,951,427

	Year Ended December 31, 2005
	Corporate	Public		Headquarters /
	Sector	Sector	Berbee	Other	Consolidated
Net sales	$4,410,708	$1,881,137	$-	$-	$6,291,845

Income (loss) from operations	$341,810	$110,425	$-	$(32,601)	$419,634

Net interest income and other expense					13,324

Income before income taxes					$432,958

Total assets	$461,416	$285,709	$-	$901,931	$1,649,056

	Year Ended December 31, 2004
	Corporate	Public		Headquarters /
	Sector	Sector	Berbee	Other	Consolidated
Net sales	$4,105,090	$1,632,684	$-	$-	$5,737,774

Income (loss) from operations	$327,520	$93,411	$-	$(28,172)	$392,759

Net interest income and other expense					7,101

Income before income taxes					$399,860

Total assets	$411,381	$237,686	$-	$871,868	$1,520,935

The $25.0 million litigation settlement, as described in Note 15, is reflected in the Headquarters/Other loss from operations in 2006.

Our assets are primarily managed by our headquarters functions, including the majority of all cash, cash equivalents, and marketable securities, inventory, and property and equipment. As a result, capital expenditures and related depreciation are immaterial for the operating segments. The operating segments’ assets consist principally of accounts receivable, and, for the Berbee segment specifically, goodwill and other intangible assets.

No single customer accounted for more than 1% of net sales in fiscal years 2006, 2005 or 2004. During 2006, approximately 2% of our sales were to customers outside of the continental United States, primarily in Canada.

17.	Share Repurchase Programs

Since 1998, we have repurchased a total of 17.5 million shares of our common stock at a total cost of $876.9 million under various share repurchase programs authorized by our Board of Directors. The program authorizing the repurchase of 4,529,600 shares that was approved by our Board of Directors in April 2005 was completed in March 2006. In April 2006, our Board of Directors authorized a new share repurchase program of up to 5,000,000 shares of our common stock. Share repurchases may be made from time to time in both open market and private transactions, as conditions warrant. The new program is expected to remain in effect through April 2008, unless earlier terminated by the Board or completed. The following table presents share repurchases during the years ended December 31, 2006, 2005 and 2004 (in thousands):

Year	Shares	Amount
2006	4,059	$227,669
2005	4,570	$258,298
2004	1,352	$86,010
As of December 31, 2006, 3.2 million shares remained available for repurchase under our current program. Repurchased shares are held in treasury pending use for general corporate purposes, including issuances under various employee stock plans.

18.	Micro Warehouse Transactions

During September 2003, we purchased selected U.S. assets and the Canadian operations of Micro Warehouse, a reseller of computers, software and peripheral products. The U.S. transaction, completed on September 9, 2003, was accounted for as a purchase of assets, with the $20.0 million purchase price allocated to the assets purchased, including inventory, fixed assets and customer lists, based upon their fair values at the date of purchase. Subsequent to the completion of the U.S. transaction, sales made by former members of the Micro Warehouse U.S. sales force who joined CDW in conjunction with this transaction, along with the associated costs, are included in the accompanying consolidated financial statements. The Canadian transaction, completed on September 23, 2003, was accounted for as the purchase of a business and, accordingly, the results of operations of the acquired business subsequent to the date of purchase were included in our consolidated financial statements, and the assumed assets and liabilities were recorded based upon their fair values at the date of purchase. The Canadian operations were purchased for $2.7 million.

During the years ended December 31, 2003 and 2004, we recorded $22.3 million (pre-tax) and $3.9 million (pre-tax), respectively, of transaction and integration expenses associated with these transactions. These expenses were primarily comprised of severance and outplacement costs, payroll expenses for former Micro Warehouse employees performing transition services, customer satisfaction expenses, customer communications and advertising expenses, legal and accounting advisory fees and a reserve established for the equipment in a Wilmington, Ohio distribution center leased by Micro Warehouse as discussed below.

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

19.	Selected Quarterly Financial Data (Unaudited)

The following information is for the years ended December 31, 2006 and 2005 (in thousands, except per share data):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
December 31, 2006
Net sales	$1,588,629	$1,633,458	$1,739,457	$1,823,929
Gross profit	253,889	264,037	267,871	284,046
Income before income taxes	98,491	113,236	116,297	86,327
Net income	61,678	73,111	77,734	53,557
Earnings per share:
Basic	$0.77	$0.93	$1.00	$0.68
Diluted	$0.75	$0.91	$0.98	$0.67

December 31, 2005
Net sales	$1,475,082	$1,539,595	$1,670,204	$1,606,964
Gross profit	226,429	237,478	254,943	248,780
Income before income taxes	100,539	105,998	115,808	110,613
Net income	61,397	67,061	73,124	70,510
Earnings per share:
Basic	$0.74	$0.82	$0.91	$0.88
Diluted	$0.72	$0.80	$0.88	$0.86

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
     None.

Item 9A.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company’s management carried out an evaluation, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2006. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2006, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company (including its consolidated subsidiaries) in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
Design and Evaluation of Internal Control Over Financial Reporting
     We have included Management’s Report on Internal Control Over Financial Reporting as part of this Annual Report on Form 10-K. This report, which is found on page 27 herein, contains management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006. The Company’s independent registered public accounting firm has audited management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 and the effectiveness of our internal control over financial reporting as of December 31, 2006 as stated in its report which is included on page 28 herein.
Changes in Internal Control Over Financial Reporting
     There was no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended December 31, 2006 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information
     None.
PART III

Item 10.	Directors, Executive Officers and Corporate Governance
     Except for the discussion in the following paragraph regarding the code of ethical conduct, the information required by this item is incorporated by reference from the discussion in our proxy statement (the “Proxy Statement”) for the 2007 Annual Meeting of Shareholders under the headings “Proposal 1 – Election of Directors;” “Audit Committee;” “Shareholder Recommendations of Candidates for the Board of Directors;” “Section 16(a) Beneficial Ownership Reporting Compliance;” and “Management.”

     We have adopted a code of ethical conduct for directors, executive officers and other senior financial personnel which is available on our Web site at CDW.com.

Item 11.	Executive Compensation
     The information required by this item is incorporated by reference from the discussion in our Proxy Statement under the headings “Director Compensation;” “Employment Related Agreements;” “Executive Compensation;” and “Compensation and Stock Option Committee Report” provided that the Compensation and Stock Option Report shall not be deemed “filed” in this Annual Report on Form 10-K.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     The information required by this item is incorporated by reference from the discussion in our Proxy Statement under the headings “Stock Beneficially Owned by Directors, Certain Executive Officers and Our Largest Shareholders;” and “Equity Compensation Plan Information.”

Item 13.	Certain Relationships and Related Transactions, and Director Independence
     The information required by this item is incorporated by reference from the discussion in our Proxy Statement under the headings “Certain Transactions” and “Director Independence.”

Item 14.	Principal Accounting Fees and Services
     The information required by this item is incorporated by reference from the discussion in our Proxy Statement under the heading “Proposal 2 – Ratification of the Selection of Independent Registered Public Accounting Firm.”
PART IV

Item 15.	Exhibits, Financial Statement Schedules
(a)	The following documents are filed as part of this report:
1.	Financial Statements (See Index to Consolidated Financial Statements on page 26 of this Report);

2.	Index to Financial Statement Schedule:	Page

	Schedule II — Valuation and Qualifying Accounts	S-1
All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or notes thereto.

3.	Exhibits required by Securities and Exchange Commission Regulation S-K, Item 601:

Exhibit	Description of Document

3(a)	Restated Articles of Incorporation of the Company, incorporated by reference from the exhibits filed with the Company’s Quarterly Report (000-21796) on Form 10-Q for the quarter ended June 30, 2003.
3(b)	Amended and Restated Bylaws of the Company, incorporated by reference from the exhibits filed with Company’s Current Report (000-21796) on Form 8-K filed on October 24, 2006.
4(a)	Specimen of common stock certificate, incorporated by reference from the exhibits filed with the Company’s Annual Report (000-21796) on Form 10-K for the year ended December 31, 2003.
10(a)*	CDW Incentive Stock Option Plan, incorporated by reference from the exhibits filed with the Company’s Registration Statement (33-59802) on Form S-1 filed under the Securities Act of 1933 filed on May 11, 1993.
10(b)*	First Amendment to CDW Incentive Stock Option Plan, incorporated by reference from the exhibits filed with the Company’s Annual Report (000-21796) on Form 10-K for the year ended December 31, 1998.
10(c)*	Second Amendment to CDW Incentive Stock Option Plan, incorporated by reference from the exhibits filed with the Company’s Quarterly Report (000-21796) on Form 10-Q for the quarter ended September 30, 2006.
10(d)*	CDW 1996 Incentive Stock Option Plan, incorporated by reference from the exhibits filed with the Company’s Registration Statement (333-20935) on Form S-3 filed under the Securities Act of 1933 on January 31, 1997.
10(e)*	First Amendment to CDW 1996 Incentive Stock Option Plan, incorporated by reference from the exhibits filed with the Company’s Annual Report (000-21796) on Form 10-K for the year ended December 31, 1998.
10(f)*	Second Amendment to CDW 1996 Incentive Stock Option Plan, incorporated by reference from the exhibits filed with the Company’s Quarterly Report (000-21796) on Form 10-Q for the quarter ended September 30, 2006.
10(g)*	Employment Agreement dated as of January 28, 2001 between the Company and John A. Edwardson, incorporated by reference from the exhibits filed with the Company’s Annual Report (000-21796) on Form 10-K for the year ended December 31, 2000.
10(h)*	Transitional Compensation Agreement dated as of January 28, 2001 between the Company and John A. Edwardson, incorporated by reference from the exhibits filed with the Company’s Annual Report (000-21796) on Form 10-K for the year ended December 31, 2000.
10(i)*	Award Notice of Stock Option Grant dated as of January 28, 2001 between the Company and John A. Edwardson, incorporated by reference from the exhibits filed with the Company’s Annual Report (000-21796) on Form 10-K for the year ended December 31, 2000.

10(j)	Line of Credit Demand Note between the Company and Northern Trust Company dated July 25, 2001, incorporated by reference from the exhibits filed with the Company’s Quarterly Report (000-21796) on Form 10-Q for the quarter ended September 30, 2001.
10(k)*	CDW Compensation Protection Plan adopted as of December 10, 2002, applicable to the Company’s executive officers, incorporated by reference from the exhibits filed with the Company’s Annual Report (000-21796) on Form 10-K for the year ended December 31, 2002.
10(l)*	Form of Transitional Compensation Agreement, effective December 2002, entered into with each of the Company’s executive officers, incorporated by reference from the exhibits filed with the Company’s Annual Report (000-21796) on Form 10-K for the year ended December 31, 2002.
10(m)*	Form of Noncompetition Agreement, effective December 2002, entered into with each of the Company’s executive officers, incorporated by reference from the exhibits filed with the Company’s Annual Report (000-21796) on Form 10-K for the year ended December 31, 2002.
10(n)*	Form of Stock Option Agreement for awards to non-employee directors under the 2004 Non-Employee Director Equity Compensation Plan, incorporated by reference from the exhibits filed with the Company’s Quarterly Report (000-21796) on Form 10-Q for the quarter ended September 30, 2004.
10(o)*	Form of Restricted Stock Award for awards to non-employee directors under the 2004 Non-Employee Director Equity Compensation Plan, incorporated by reference from the exhibits filed with the Company’s Quarterly Report (000-21796) on Form 10-Q for the quarter ended September 30, 2004.
10(p)*	CDW Senior Management Incentive Plan, as amended and restated effective January 1, 2006, incorporated by reference from the exhibits filed with the Company’s Annual Report (000-21796) on Form 10-K for the year ended December 31, 2005.
10(q)*	Form of Stock Option Agreement for awards to coworkers under the CDW 2000 Incentive Stock Option Plan, incorporated by reference from the exhibits filed with the Company’s Annual Report (000-21796) on Form 10-K for the year ended December 31, 2005.
10(r)*	CDW Computer Centers, Inc. Deferred Compensation Plan, incorporated by reference from the exhibits filed with the Company’s Quarterly Report (000-21796) on Form 10-Q for the quarter ended March 31, 2006.
10(s)	Revolving Note between the Company and LaSalle National Bank dated June 30, 2006, incorporated by reference from the exhibits filed with the Company’s Quarterly Report (000-21796) on Form 10-Q for the quarter ended June 30, 2006.
10(t)*	Form of Stock Option Agreement for Coworkers under the CDW 2006 Stock Incentive Plan, incorporated by reference from the exhibits filed with the Company’s Current Report (000-21796) on Form 8-K filed on May 19, 2006.
10(u)*	Form of Restricted Stock Award Agreement for Coworkers under the CDW 2006 Stock Incentive Plan, incorporated by reference from the exhibits filed with the Company’s Current Report (000-21796) on Form 8-K filed on May 19, 2006.

10(v)*	CDW 2000 Incentive Stock Option Plan, as amended and restated effective October 19, 2006, incorporated by reference from the exhibits filed with the Company’s Quarterly Report (000-21796) on Form 10-Q for the quarter ended September 30, 2006.
10(w)*	2004 Non-Employee Director Equity Compensation Plan, as amended and restated effective October 19, 2006, incorporated by reference from the exhibits filed with the Company’s Quarterly Report (000-21796) on Form 10-Q for the quarter ended September 30, 2006.
10(x)*	CDW 2006 Stock Incentive Plan, as amended and restated effective October 19, 2006, incorporated by reference from the exhibits filed with the Company’s Quarterly Report (000-21796) on Form 10-Q for the quarter ended September 30, 2006.
21	Subsidiaries of the Registrant
23	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350
*	Indicates management contract or compensatory plan or arrangement.
(b)	The Exhibits required by Item 601 of Regulation S-K are reflected above in Section (a) 3. of this Item.

(c)	The financial statement schedule is included as reflected in Section (a) 2. of this Item.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CDW CORPORATION

Date: March 1, 2007	By:	/s/ John A. Edwardson

John A. Edwardson
Chairman and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John A. Edwardson	Chairman and	March 1, 2007
John A. Edwardson	Chief Executive Officer

/s/ Barbara A. Klein	Senior Vice President and	March 1, 2007
Barbara A. Klein	Chief Financial Officer
(principal financial officer)

/s/ Sandra M. Rouhselang	Vice President and Controller	March 1, 2007
Sandra M. Rouhselang	(principal accounting officer)

/s/ Michelle L. Collins	Director	March 1, 2007
Michelle L. Collins

/s/ Casey G. Cowell	Director	March 1, 2007
Casey G. Cowell

/s/ Daniel S. Goldin	Director	March 1, 2007
Daniel S. Goldin

/s/ Thomas J. Hansen	Director	March 1, 2007
Thomas J. Hansen

/s/ Donald P. Jacobs	Director	March 1, 2007
Donald P. Jacobs

/s/ Stephan A. James	Director	March 1, 2007
Stephan A. James

/s/ Michael P. Krasny	Director	March 1, 2007
Michael P. Krasny

/s/ Terry L. Lengfelder	Director	March 1, 2007
Terry L. Lengfelder

/s/ Susan D. Wellington	Director	March 1, 2007
Susan D. Wellington

/s/ Brian E. Williams	Director	March 1, 2007
Brian E. Williams

CDW CORPORATION
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
Years ended December 31, 2006, 2005 and 2004
(in thousands)

Column A	Column B	Column C			Column D		Column E
		Charged
	Balance at	to Costs	Charged to				Balance
	Beginning	and	Other				at End of
Description	of Period	Expenses	Accounts		Deductions		Period
Year ended December 31, 2006
Deducted in the balance sheet from the asset to which it applies:
Allowance for doubtful accounts	$9,564	$2,759	$430	(a)	$2,758	(b)	$9,995

Year ended December 31, 2005
Deducted in the balance sheet from the asset to which it applies:
Allowance for doubtful accounts	$9,890	$2,475	$-		$2,801	(b)	$9,564

Year ended December 31, 2004
Deducted in the balance sheet from the asset to which it applies:
Allowance for doubtful accounts	$10,057	$2,813	$-		$2,980	(b)	$9,890
Note:
(a)	Represents balance from businesses acquired.
(b)	Uncollectible items written off, less recoveries of items previously written off.

S-1