Form 10-Q
period 2007-03-31
CDW CORP
filed 2007-05-10
CIK 899171

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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
As of May 8, 2007, 96,967,777 common shares were issued and 79,171,022 were outstanding.

CDW CORPORATION AND SUBSIDIARIES
INDEX

ii

Part I. Financial Information
Item 1. Financial Statements
CDW CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	March 31,	December 31,
	2007	2006

Assets

Current assets:
Cash and cash equivalents	$185,371	$148,081
Marketable securities	294,799	203,515
Accounts receivable, net of allowance for doubtful accounts of $10,047 and $9,995, respectively	835,302	850,002
Merchandise inventory	282,960	261,858
Miscellaneous receivables	46,198	55,881
Deferred income taxes	15,061	15,060
Prepaid expenses and other	21,289	15,139

Total current assets	1,680,980	1,549,536

Marketable securities	30,000	40,000
Property and equipment, net	177,197	171,448
Goodwill	119,491	119,491
Other intangible assets, net	61,601	63,603
Other assets	7,943	7,349

Total assets	$2,077,212	$1,951,427

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	$392,212	$354,307
Accrued expenses:
Compensation	56,892	54,301
Income taxes	40,907	4,028
Sales taxes	22,235	20,378
Advertising	24,068	28,775
Other	48,127	67,592

Total current liabilities	584,441	529,381

Deferred income taxes	10,762	10,762
Other liabilities	24,207	24,119

Shareholders’ equity:
Preferred shares, $1.00 par value; 5,000 shares authorized; none issued	-	-
Common shares, $.01 par value; 500,000 shares authorized; 96,545 and 96,312 shares issued, respectively	965	963
Paid-in capital	641,904	631,984
Retained earnings	1,707,400	1,630,620
Accumulated other comprehensive income	565	494

	2,350,834	2,264,061
Less cost of common shares in treasury; 17,797 shares and 17,543 shares, respectively	(893,032)	(876,896)

Total shareholders’ equity	1,457,802	1,387,165

Total liabilities and shareholders’ equity	$2,077,212	$1,951,427

The accompanying notes are an integral part of the consolidated financial statements.

CDW CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2007	2006

Net sales	$1,859,118	$1,588,629
Cost of sales	1,557,799	1,334,740

Gross profit	301,319	253,889

Selling and administrative expenses	154,185	128,748
Advertising expense	29,179	30,895

Income from operations	117,955	94,246

Interest income	4,364	5,207
Other expense, net	(405)	(962)

Income before income taxes	121,914	98,491

Income tax provision	45,134	36,813

Net income	$76,780	$61,678

Earnings per share:
Basic	$0.98	$0.77

Diluted	$0.96	$0.75

Weighted-average number of common shares outstanding:
Basic	78,606	80,004

Diluted	80,224	81,973

The accompanying notes are an integral part of the consolidated financial statements.

CDW CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(in thousands)
(unaudited)

						Accumulated
	Total					Other
	Shareholders’	Common	Paid-in	Retained	Treasury	Comprehensive	Comprehensive
	Equity	Shares	Capital	Earnings	Shares	Income	Income

Balance at December 31, 2006	$1,387,165	$963	$631,984	$1,630,620	$(876,896)	$494

Share-based compensation	1,676	-	1,676	-	-	-

Issuance of common stock under share-based compensation plans	6,089	2	6,087	-	-	-

Excess tax benefit from stock option and restricted stock transactions	2,157	-	2,157	-	-	-

Purchase of treasury shares	(16,136)	-	-	-	(16,136)

Net income	76,780	-	-	76,780	-	-	$76,780

Foreign currency translation adjustment	71	-	-	-	-	71	71

Comprehensive income							$76,851

Balance at March 31, 2007	$1,457,802	$965	$641,904	$1,707,400	$(893,032)	$565

The accompanying notes are an integral part of the consolidated financial statements.

CDW CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2007	2006
Cash flows from operating activities:
Net income	$76,780	$61,678
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,048	6,579
Accretion of marketable securities	(4)	(42)
Share-based compensation expense	1,676	4,213
Allowance for doubtful accounts	52	-
Gross excess tax benefits from share-based compensation	(2,209)	(9,413)

Changes in assets and liabilities:
Accounts receivable	14,648	(22,669)
Merchandise inventory	(21,102)	(13,990)
Other assets (1)	2,938	(23,032)
Accounts payable (2)	52,229	35,202
Accrued expenses	19,312	39,244
Long-term liabilities	88	8,269

Net cash provided by operating activities	154,456	86,039

Cash flows from investing activities:
Purchases of available-for-sale securities	(244,530)	(94,675)
Redemptions and sales of available-for-sale securities	137,375	97,650
Purchases of held-to-maturity securities	(30,000)	(60,000)
Redemptions of held-to-maturity securities	55,875	35,000
Purchase of property and equipment	(13,795)	(21,348)
Acquisition of business, net of cash acquired	(4,741)	-

Net cash used in investing activities	(99,816)	(43,373)

Cash flows from financing activities:
Purchase of treasury shares (2)	(16,136)	(102,678)
Proceeds from issuance of common stock under share-based compensation plans (1)	6,089	27,316
Gross excess tax benefits from share-based compensation	2,209	9,413
Change in book overdrafts	(9,583)	(3,580)

Net cash used in financing activities	(17,421)	(69,529)

Effect of exchange rate changes on cash and cash equivalents	71	(7)

Net increase/(decrease) in cash	37,290	(26,870)

Cash and cash equivalents – beginning of period	148,081	201,250

Cash and cash equivalents – end of period	$185,371	$174,380

(1)	The Company accrued $9.9 million in proceeds from stock option exercises in March 2006, for which cash settlement occurred in April 2006. Accordingly, the Company has excluded this non-cash item from both the “Other assets” and “Proceeds from issuance of common stock under share-based compensation plans” amounts presented above for the three month period ended March 31, 2006.
(2)	The Company acquired $25.2 million of shares for treasury purposes in March 2006 for which cash settlement occurred in April 2006. Accordingly, the Company has excluded this non-cash item from both the “Purchase of treasury shares” and “Accounts payable” amounts presented above for the three month period ended March 31, 2006.
The accompanying notes are an integral part of the consolidated financial statements.

CDW CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
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

Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. Such principles were applied on a basis consistent with those reflected in our Annual Report on Form 10-K for the year ended December 31, 2006 (“2006 Form 10-K”) and documents incorporated therein as filed with the Securities and Exchange Commission, except as disclosed in Note 2, “Recently Adopted and Newly Issued Accounting Standards.” The accompanying financial data should be read in conjunction with the notes to consolidated financial statements contained in the 2006 Form 10-K and documents incorporated therein. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly our financial position as of March 31, 2007 and December 31, 2006, the results of operations for the three month periods ended March 31, 2007 and 2006, the cash flows for the three month periods ended March 31, 2007 and 2006, and the changes in shareholders’ equity for the three month period ended March 31, 2007. The unaudited consolidated statements of income for such interim periods are not necessarily indicative of results for the full year.

Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make use of certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported periods. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates. See the audited consolidated financial statements and notes thereto included in the 2006 Form 10-K for an additional discussion of the most significant accounting policies and estimates used in the preparation of our financial statements.

Reclassifications

Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation.

2.	Recently Adopted and Newly Issued Accounting Standards

FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement 109” (“FIN 48”)

Effective January 1, 2007, we adopted FIN 48. See Note 4, “Income Taxes,” for further information on the adoption of FIN 48.

Emerging Issues Task Force (“EITF”) No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That is, Gross versus Net Presentation)” (“EITF 06-3”)

In June 2006, the EITF reached a consensus on EITF 06-3, which became effective for us on January 1, 2007. The EITF consensus was that the presentation of taxes on either a gross or net basis is an accounting policy decision that requires disclosure. Sales tax amounts collected from customers and remitted to governmental authorities are presented on a net basis in our income statement. The adoption of EITF 06-3 had no impact on our financial statements.

Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”)

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS 157. SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 applies where other accounting pronouncements require or permit fair value measurements; it does not require any new fair value measurements. The effects of adopting SFAS 157 will be determined by the types of instruments carried at fair value in our financial statements at the time of adoption as well as the method utilized to determine their fair values prior to adoption. SFAS 157 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact SFAS 157 will have on our financial statements.

Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115” (“SFAS 159”)

In February 2007, the FASB issued SFAS 159. SFAS 159 permits entities to choose to measure certain financial assets and liabilities at fair value that are otherwise not permitted to be accounted for at fair value under generally accepted accounting principles (the “fair value option”). Election of the fair value option is made on an instrument-by-instrument basis and is irrevocable. At the adoption date, unrealized gains and losses on financial assets and liabilities for which the fair value option is elected would be reported as a cumulative adjustment to beginning retained earnings and all subsequent changes in fair value would be recorded as unrealized gains and losses in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact SFAS 159 will have on our financial statements.

3.	Share-Based Compensation

For the three months ended March 31, 2007 and 2006, the Company recognized $1.7 million and $4.2 million, respectively, in share-based compensation expense (pre-tax). In the first quarter of 2007, we performed an evaluation of the forfeiture rate used to calculate share-based compensation expense and adjusted the rate based on our experience in 2006. As a result, share-based compensation for the three months ended March 31, 2007 was reduced by approximately $1.5 million.

As of March 31, 2007, there was $27.0 million of unrecognized compensation cost related to nonvested share-based compensation awards which is expected to be recognized over a weighted-average period of 3.64 years.

4.	Income Taxes

Effective January 1, 2007, we adopted FIN 48. FIN 48 prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition of income tax assets and liabilities, financial statement classification and disclosure, and accounting for related interest and penalties.

In connection with adopting FIN 48, we have reviewed our recent income tax return filings and related workpapers, results from the examination of our tax returns and the items subject to examination to determine the extent and amount of any uncertain tax positions taken. The most recent IRS examination was for the years 2003 and 2004. In that examination, the tax treatment of one item was adjusted; the filing positions taken with respect to this item in 2005 and 2006 are consistent with the results of the final examination. Currently, only the 2005 and 2006 tax years are open to audit by the IRS. The Company has been subject to audit by several states. As of March 31, 2007, there are no on-going state income tax audits. The results of previous state income tax audits resulted in immaterial adjustments to the tax reflected on our returns. While some of these audits involved significant (though not necessarily material) issues such as whether certain of our entities were required to file income taxes with a given state for certain years, the positions taken have been supported and sustained. In addition, we do not have any significant intercompany transactions with our sole international affiliate, CDW Canada. Therefore, as of March 31, 2007, we do not have any material reserves for income taxes and there is no material impact on our financial statements from the adoption of FIN 48. In addition, we did not have any material unrecognized tax benefits at the date of adoption of FIN 48 and do not have any as of March 31, 2007.

It will be our policy going forward to record any income tax related interest income or expense and penalties as components of income tax expense.

5.	Marketable Securities

Estimated fair values of marketable securities are based on quoted market prices.

The following table summarizes our investments in marketable securities at March 31, 2007 (in thousands):

		Gross
		Unrealized
	Estimated	Holding		Amortized
Security Type	Fair Value	Gains	Losses	Cost
Available-for-sale:
State and municipal bonds	$239,330	$-	$-	$239,330

Total available-for-sale	239,330	-	-	239,330

Held-to-maturity:
U.S. Government and Government agency securities	85,397	-	(72)	85,469

Total held-to-maturity	85,397	-	(72)	85,469

Total marketable securities	$324,727	$-	$(72)	$324,799

The following table presents the gross unrealized losses and fair values of our investments in marketable securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of March 31, 2007 (in thousands):

	Less Than 12 Months		12 Months or Greater		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
Security Type	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S Government and Government agency securities	$-	$-	$35,397	$(72)	$35,397	$(72)

Total	$-	$-	$35,397	$(72)	$35,397	$(72)

Because the Company believes that unrealized losses on fixed income securities are primarily attributable to changes in interest rates, and because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired as of March 31, 2007.
Net unrealized holding losses on available-for-sale securities are determined by specific identification and are included in accumulated other comprehensive income, which is reflected as a separate component of shareholders’ equity.
The following table summarizes the maturities of our fixed income securities as of March 31, 2007 (in thousands):

	Estimated	Amortized
	Fair Value	Cost
Due in one year or less	$294,727	$294,799
Due in greater than one year	30,000	30,000

Total investments in marketable securities	$324,727	$324,799

As of March 31, 2007, all of the marketable securities that are due after one year have maturity dates prior to March 31, 2009.

6.	Financing Arrangements

We have an aggregate $70.0 million available pursuant to two $35.0 million unsecured lines of credit with two financial institutions. One line of credit expires in June 2007, at which time we intend to renew the line. The other line does not have a fixed expiration date. Borrowings under the first credit facility bear interest at the prime rate less 2.5%, LIBOR plus 0.45% or the federal funds rate plus 0.5%, as determined by the Company. Borrowings under the second credit facility bear interest at the prime rate less 2.5%, LIBOR plus 0.45% or the federal funds rate plus 0.45%, as determined by the Company. The Company does not incur any facility fees associated with either line of credit. At March 31, 2007, there were no borrowings under either of the credit facilities.

We have entered into security agreements with certain financial institutions in order to facilitate the purchase of inventory from various suppliers under certain terms and conditions. The agreements allow for a maximum credit line of $160.0 million collateralized by the inventory purchases financed by the financial institutions and certain other assets. We do not incur any interest expenses associated with these agreements, as we pay the balances when they are due. All amounts owed the financial institutions are included in trade accounts payable.

7.	Earnings Per Share

At March 31, 2007, we had 78,748,711 outstanding common shares. We have granted options to purchase common shares to the directors and coworkers of the Company under several stock option plans. These options have a dilutive effect on the calculation of earnings per share. The following table is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations as required by Statement of Financial Accounting Standards No. 128, “Earnings Per Share” (in thousands, except per share amounts):

	Three Months Ended March 31,
	2007	2006
Basic earnings per share:
Income available to common shareholders (numerator)	$76,780	$61,678

Weighted-average common shares outstanding (denominator)	78,606	80,004

Basic earnings per share	$0.98	$0.77

Diluted earnings per share:
Income available to common shareholders (numerator)	$76,780	$61,678

Weighted-average common shares outstanding	78,606	80,004
Effect of dilutive securities:
Options on common stock	1,618	1,969

Total common shares and dilutive securities (denominator)	80,224	81,973

Diluted earnings per share	$0.96	$0.75

Additional options to purchase common shares were outstanding during the three month periods ended March 31, 2007 and 2006 but were not included in the computation of diluted earnings per share because they were antidilutive in that either: 1) the exercise price of the options were greater than the average market price of common shares during the respective periods or 2) the deemed per share proceeds under the treasury stock method (the sum of the option exercise price, if applicable, any future compensation expense under Statement of Financial Accounting Standards No. 123R, “Share-Based Payment,” and any related “windfall” tax benefits) for the options on a per share basis exceeded the average market price of common shares during the respective periods. The following table summarizes the weighted-average number, and the weighted-average exercise price, of those options which were excluded from the calculations:

	Three Months Ended March 31,
	2007	2006
Weighted-average number of options (in 000’s)	1,741	2,089
Weighted-average exercise price	$63.06	$62.36
8.	Share Repurchase Programs

Since 1998, we have repurchased a total of 17.8 million shares of our common stock at a total cost of $893.0 million under various share repurchase programs authorized by our Board of Directors. In April 2006, our Board of Directors authorized a share repurchase program of up to 5.0 million shares of our common stock. Share repurchases may be made from time to time in both open market and private transactions, as conditions warrant. This program is expected to remain in effect through April 2008, unless earlier terminated by the Board or completed.

During the three month period ended March 31, 2007, we repurchased 0.3 million shares of our common stock for $16.1 million. During the three month period ended March 31, 2006, we repurchased 2.2 million shares of our common stock for $127.9 million.

As of March 31, 2007, 2.9 million shares remained available for repurchase under our current program. Repurchased shares are held in treasury pending use for general corporate purposes, including issuances under various stock plans.

9.	Segment Information

We have three operating segments: corporate sector, which is primarily comprised of business customers; public sector, which is comprised of federal, state and local government entities, educational institutions, and healthcare institutions; and Berbee, a segment resulting from the Berbee acquisition in October 2006, which provides advanced technology solutions. In accordance with Statement of Financial Accounting Standards No. 131, “Disclosure about Segments of an Enterprise and Related Information,” the internal organization that is used by management for making operating decisions and assessing performance is the source of our reportable segments.

The accounting policies of the segments are the same as those described in Note 1, “Summary of Significant Accounting Policies.” We allocate resources to and evaluate performance of our segments based on both sales and operating income.

The following tables present information about our reportable segments (in thousands):

	Three Months Ended March 31, 2007
	Corporate	Public		Headquarters /
	Sector	Sector	Berbee	Other	Consolidated
Net sales	$1,219,041	$497,396	$142,681	$-	$1,859,118

Income (loss) from operations	$97,236	$25,223	$5,204	$(9,708)	$117,955

Net interest income and other expense					3,959

Income before income taxes					$121,914

Total assets	$531,414	$270,997	$302,999	$971,802	$2,077,212

	Three Months Ended March 31, 2006
	Corporate	Public		Headquarters /
	Sector	Sector	Berbee	Other	Consolidated
Net sales	$1,150,184	$438,445	$-	$-	$1,588,629

Income (loss) from operations	$89,298	$14,703	$-	$(9,755)	$94,246

Net interest income and other expense					4,245

Income before income taxes					$98,491

Total assets	$559,669	$242,193	$-	$927,132	$1,728,994

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
No single customer accounted for more than 10% of net sales in the three month periods ended March 31, 2007 or 2006. During the three month period ended March 31, 2007, approximately

2% of our net sales were to customers outside of the continental United States, primarily in Canada.

10.	Contingencies

On September 9, 2003, CDW completed the purchase of certain assets of Bridgeport Holdings, Inc., Micro Warehouse, Inc., Micro Warehouse, Inc. of Ohio, and Micro Warehouse Gov/Ed, Inc. (collectively, “Micro Warehouse”). On September 10, 2003, Micro Warehouse filed voluntary petitions for relief under chapter 11 of title 11 of the United States Code in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). The Bankruptcy Court confirmed a plan of distribution with respect to Micro Warehouse which became effective on October 14, 2004. On March 3, 2005, the Bridgeport Holdings, Inc. Liquidating Trust (the “Liquidating Trust”) filed a civil action in the Bankruptcy Court entitled Bridgeport Holdings Liquidating Trust, Inc. vs. CDW Corporation and CDW SAC, Inc. alleging that CDW did not pay reasonably equivalent value for the assets it acquired from Micro Warehouse and seeking to have CDW’s “purchase of Micro Warehouse” set aside and an amount of damages, to be determined at trial, paid to it. On February 1, 2007, CDW entered into a settlement agreement (the “Settlement Agreement”) to resolve the above referenced action pursuant to which CDW agreed to pay $25 million to the Liquidating Trust in return for a full release and complete dismissal of the litigation, with prejudice. While CDW believed it had good defenses to the claims by the Liquidating Trust, it agreed to settle the case in order to avoid the substantial costs and uncertainties involved with further litigation. The Settlement Agreement represents the compromise of a disputed claim and does not constitute an admission of liability on behalf of CDW. An order approving the Settlement Agreement was entered by the Bankruptcy Court on February 21, 2007. That order became final and nonappealable on March 5, 2007. On March 12, 2007, CDW paid the settlement amount and the Bankruptcy Court dismissed the litigation with prejudice.

From time to time, customers of CDW file voluntary petitions for reorganization under the United States bankruptcy laws. In such cases, certain pre-petition payments received by CDW could be considered preference items and subject to return to the bankruptcy administrator. CDW believes that the final resolution of any such pending preference items will not have a material adverse effect on its financial condition.

In addition, CDW is party to legal proceedings that arise from time to time, both with respect to specific transactions and in the ordinary course of our business. CDW is also subject to various audits, including by federal, state and local tax authorities, by various government agencies relating to sales under certain government contracts and by vendors relating to vendor incentive programs.

We do not believe that any current audit or pending or threatened litigation will have a material adverse effect on our financial condition. Litigation and audits, however, involve uncertainties and it is possible that the eventual outcome of litigation or audits could adversely affect our results of operations for a particular period.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and the notes thereto.
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
     For financial reporting purposes, we have three operating segments: corporate sector, which is primarily comprised of business customers; public sector, which is comprised of federal, state and local government entities, educational institutions, and healthcare institutions; and Berbee, a segment resulting from our acquisition of Berbee Information Networks Corporation (“Berbee”) in October 2006, which provides advanced information technology solutions. See Note 9, “Segment Information,” to the Consolidated Financial Statements for more information on our operating segments.
     CDW management monitors a number of financial and non-financial measures and ratios on a daily, weekly, and monthly basis in order to track the progress of the business and make adjustments as necessary. We believe that the most important of these measures and ratios include daily sales, by business segment and total company, gross margin, number of orders shipped per day, number of orders shipped complete per day, inventory balance, aging, and turnover, cash, cash equivalents, and marketable securities balance, accounts receivable balance and aging, accounts receivable days sales outstanding, operating expenses, operating margin, and coworker turnover. We also monitor certain measures and ratios specifically for the Berbee operating segment, such as realized bill rates and utilization of engineers and consultants. The measures and ratios are compared to standards or objectives set by management, so that actions can be taken, as necessary, in order to achieve the standards and objectives.
     In Item 7 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations”) of our Annual Report on Form 10-K for the year ended December 31, 2006 (“2006 Form 10-K”), which was filed with the Securities and Exchange Commission on March 1, 2007, we included a discussion of the most significant accounting policies and estimates used in the preparation of our financial statements. There has been no material change in the policies and estimates used by us in the preparation of our financial statements since the filing of the 2006 Form 10-K.
Recently Adopted and Newly Issued Accounting Standards
     Effective January 1, 2007, we adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement 109” (“FIN 48”). See Note 4, “Income Taxes,” to the Consolidated Financial Statements for further information on the adoption of FIN 48.
     In June 2006, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That is, Gross versus Net Presentation)” (“EITF 06-3”), which became effective for us on January 1, 2007. The EITF consensus was that the presentation of taxes on either a gross or net basis is an accounting policy decision that requires disclosure. Sales tax amounts collected from customers and remitted to governmental authorities are presented on a net basis in our income statement. The adoption of EITF 06-3 had no impact on our financial statements.

     In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 applies where other accounting pronouncements require or permit fair value measurements; it does not require any new fair value measurements. The effects of adopting SFAS 157 will be determined by the types of instruments carried at fair value in our financial statements at the time of adoption as well as the method utilized to determine their fair values prior to adoption. SFAS 157 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact SFAS 157 will have on our financial statements.
     In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits entities to choose to measure certain financial assets and liabilities at fair value that are otherwise not permitted to be accounted for at fair value under generally accepted accounting principles (the “fair value option”). Election of the fair value option is made on an instrument-by-instrument basis and is irrevocable. At the adoption date, unrealized gains and losses on financial assets and liabilities for which the fair value option is elected would be reported as a cumulative adjustment to beginning retained earnings and all subsequent changes in fair value would be recorded as unrealized gains and losses in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact SFAS 159 will have on our financial statements.
Results Of Operations
     We completed the acquisition of Berbee in October 2006. As such, the results of operations discussed in this section, including in the four tables presented below, include Berbee activity for the three month period ended March 31, 2007, but not for the three month period ended March 31, 2006.
     The following table sets forth for the periods indicated information derived from our consolidated statements of income expressed as a percentage of net sales:

	Percentage of Net Sales
Financial Results	Three Months Ended March 31,
	2007	2006
Net sales	100.0%	100.0%
Cost of sales	83.8	84.0

Gross profit	16.2	16.0
Selling and administrative expenses	8.3	8.1
Advertising expense	1.6	2.0

Income from operations	6.3	5.9
Interest and other income/expense	0.2	0.3

Income before income taxes	6.5	6.2
Income tax provision	2.4	2.3

Net income	4.1%	3.9%

     The following table sets forth for the periods indicated a summary of certain of our consolidated operating statistics:

Operating Statistics	Three Months Ended March 31,
	2007	2006
Direct web sales (000’s)	$550,844	$500,967
Sales force, end of period	2,662	2,128
Annualized inventory turnover	25	24
Accounts receivable — days sales outstanding	40	37

     The following table presents net sales of products by product category as a percentage of total net sales of products. Net sales of products do not include items such as commission revenue or delivery charges to customers, and were 96% and 97% of total net sales in the first quarter of 2007 and 2006, respectively.
     Product lines are based upon internal product code classifications. Product mix for the first quarter of 2006 has been retroactively adjusted for certain changes in individual product classifications.

Analysis of Product Mix	Three Months Ended March 31,

	2007	2006

Notebook computers and accessories	13.3%	12.7%
Desktop computers and servers	13.0	13.6

Subtotal computer products	26.3	26.3
Software	16.3	17.4
Data storage devices	13.2	13.7
Printers	10.0	11.9
NetComm products	14.8	10.3
Video	8.2	9.6
Add-on boards/memory	4.4	4.5
Input devices	3.0	3.1
Other	3.8	3.2

Total	100.0%	100.0%

     The following table represents the change in the Company’s year-over-year net sales of products by product category for each of the periods indicated. Product lines are based upon internal product code classifications. The rates of change for the first quarter of 2006 have been retroactively adjusted for certain changes in individual product classifications.

Analysis of Product Category Growth	Three Months Ended March 31,

	2007	2006

Notebook computers and accessories	21.5%	3.1%
Desktop computers and servers	10.8	3.0
Subtotal computer products	16.0	3.1
Software	8.6	9.9
Data storage devices	11.4	7.6
Printers	(2.3)	0.9
NetComm products	65.6	14.3
Video	(1.0)	16.6
Add-on boards/memory	12.7	8.4
Input devices	11.9	5.1
Other	36.0	12.8

Three Month Period Ended March 31, 2007 Compared to Three Month Period Ended March 31, 2006
     Net sales in the first quarter of 2007 increased 17.0% to $1.859 billion, compared to $1.589 billion in the first quarter of 2006. Results for the first quarter of 2007 included sales made by Berbee, which was acquired in October 2006. Sales of notebook computers and accessories, desktop computers and servers, data storage devices, netcomm products, add-on boards/memory, and input devices each increased more than 10% in the first quarter of 2007 over the first quarter of 2006. Corporate sector segment sales increased 6.0% to $1.219 billion in the first quarter of 2007 from $1.150 billion in the first quarter of 2006, and comprised 65.6% of our total net sales for the quarter. Public sector segment sales increased 13.4% to $497.4 million in the first quarter of 2007 from $438.4 million in the first quarter of 2006, and comprised 26.7% of our total net sales for the quarter. Berbee generated sales of $142.7 million in the first quarter of 2007, and comprised 7.7% of our total net sales for the quarter. Compared to the corporate sector and public sector segments, Berbee’s business model is more project oriented, which can result in a greater degree of variability in sales from period to period.
     Gross profit increased 18.7% to $301.3 million in the first quarter of 2007, compared to $253.9 million in the first quarter of 2006. As a percentage of net sales, gross profit was 16.2% in the first quarter of 2007, compared to 16.0% in the first quarter of 2006. The increase in the gross profit margin was primarily due to an increased level of vendor incentives, increased commission revenue, and the inclusion of Berbee, as Berbee’s business model incorporates a higher service component that generally results in higher gross margin. The positive impact from these items was partially offset by a lower amount of cooperative advertising funds classified as a reduction of cost of sales and a slightly lower product margin.
     Our objective for gross profit as a percentage of net sales is between 15.5% and 16.2%. This revised objective has been raised from the previous range of 15.25% to 16.0% to reflect recent performance. The gross profit margin depends on various factors, including vendor incentive and inventory price protection programs, cooperative advertising funds classified as a reduction of cost of sales, product mix, including third party services, net service contract revenue, commission revenue, pricing strategies, market conditions, and other factors, any of which could result in changes in gross margins from recent experience.
     Selling and administrative expenses increased 19.8% in the first quarter of 2007 to $154.2 million, compared to $128.7 million in the first quarter of 2006. The primary factors that impacted selling and administrative expenses were:
•	The inclusion of the Berbee segment operating expenses in the first quarter of 2007, as a result of the acquisition in October 2006.

•	Increased payroll costs, as a result of the continued investment in our sales force. Our sales force increased to 2,662 coworkers at March 31, 2007, compared to 2,128 coworkers at March 31, 2006.
As a percentage of net sales, selling and administrative expenses were 8.3% in the first quarter of 2007, compared to 8.1% in the first quarter of 2006.
     Advertising expense was $29.2 million in the first quarter of 2007, compared to $30.9 million in the same period of 2006. As a percentage of net sales, advertising expense was 1.6% in the first quarter of 2007, compared to 2.0% in the first quarter of 2006. Advertising expense was slightly lower in the first quarter of 2007 due to a lower amount of cooperative advertising funds classified as a reduction of cost of sales.
     Consolidated operating income was $118.0 million in the first quarter of 2007, an increase of 25.2% from $94.2 million in the first quarter of 2006. Consolidated operating income as a percentage of net sales increased to 6.3% in the first quarter of 2007, compared to 5.9% in the first quarter of 2006. Corporate sector segment operating income was $97.2 million in the first quarter of 2007, an increase of 8.9% from $89.3 million in the first quarter of 2006. The increase in corporate sector segment operating income was primarily due to an increase in sales, partially offset by increased payroll costs as a result of the investment in selling resources. Public sector segment operating income was $25.2 million in the first quarter of 2007, an increase of 71.6% from $14.7 million in the first quarter of 2006. The increase in public sector segment operating income was primarily due to an increase in sales and gross margin. Berbee operating income was $5.2 million in the first quarter of 2007. Headquarters expenses were flat at $9.7 million in both the first quarter of 2007 and the first quarter of 2006.
     Our objective for operating income as a percentage of net sales is between 6.0% and 6.4%. This revised objective has been raised from the previous range of 5.8% to 6.3% to reflect recent performance.
     The effective income tax rate, expressed as a percentage of income before income taxes, was 37.0% in the first quarter of 2007 compared to 37.4% in the first quarter of 2006. We currently estimate that our effective tax rate will be approximately 38.0% for future quarters of 2007.
     Net income in the first quarter of 2007 was $76.8 million, a 24.5% increase from $61.7 million in the first quarter of 2006. Diluted earnings per share were $0.96 in the first quarter of 2007, an increase of 28.0% from $0.75 in the first quarter of 2006.
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
Liquidity and Capital Resources
Working Capital
     We have historically financed our operations and capital expenditures primarily through cash flows from operations. At March 31, 2007, we had cash, cash equivalents, and current marketable securities of $480.2 million, representing an increase of $128.6 million in cash, cash equivalents, and current marketable securities from December 31, 2006. Our working capital increased $76.4 million, to $1.097 billion at March 31, 2007 from $1.020 billion at December 31, 2006. The increase in working capital was primarily due to the increase in cash, cash equivalents, and current marketable securities, partially offset by an increase in accounts payable.
     We have an aggregate $70.0 million available pursuant to two $35.0 million unsecured lines of credit with two financial institutions. One line of credit expires in June 2007, at which time we intend to renew the line. The other line does not have a fixed expiration date. Borrowings under the first credit facility bear interest at the prime rate less 2.5%, LIBOR plus 0.5% or the federal funds rate plus 0.5%, as determined by the Company. Borrowings under the second credit facility bear interest at the prime rate less 2.5%, LIBOR plus 0.45% or the federal funds rate plus 0.45%, as determined by the Company. The Company does not incur any facility fees associated with either line of credit. At March 31, 2007, there were no borrowings under either of the credit facilities.

     We have entered into security agreements with certain financial institutions in order to facilitate the purchase of inventory from various suppliers under certain terms and conditions. The agreements allow for a maximum credit line of $160.0 million collateralized by the inventory purchases financed by the financial institutions and certain other assets. We do not incur any interest expenses associated with these agreements, as we pay the balances when they are due. All amounts owed the financial institutions are included in trade accounts payable.
     Since 1998, we have repurchased a total of 17.8 million shares of our common stock at a total cost of $893.0 million under various share repurchase programs authorized by our Board of Directors. In April 2006, our Board of Directors authorized a share repurchase program of up to 5.0 million shares of our common stock. Share repurchases may be made from time to time in both open market and private transactions, as conditions warrant. This program is expected to remain in effect through April 2008, unless earlier terminated by the Board or completed.
     During the three month period ended March 31, 2007, we repurchased 0.3 million shares of our common stock for $16.1 million. During the three month period ended March 31, 2006, we repurchased 2.217 million shares of our common stock for $127.9 million.
     As of March 31, 2007, 2.9 million shares remained available for repurchase under our current program. Repurchased shares are held in treasury pending use for general corporate purposes, including issuances under various stock plans.
     Capital expenditures in the first quarter of 2007 were $13.8 million, primarily for improvements to our information technology systems. Total capital expenditures for 2007 are expected to be approximately $55 million to $60 million. Our internally generated cash flow has been sufficient to fund our capital expenditures and we believe this will continue.
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
Cash Flows for the Three Month Period Ended March 31, 2007
     Net cash provided by operating activities was $154.5 million in the three month period ended March 31, 2007. The primary factors that affected our cash flow from operations were net income and an increase in accounts payable. The increase in accounts payable positively impacted cash flows by $52.2 million due to the timing of our normal cycle of payments at the end of the period.
     Net cash used in investing activities for the three month period ended March 31, 2007 was $99.8 million, including $193.3 million provided by redemptions and sales of marketable securities, offset by $274.5 million to purchase marketable securities and $13.8 million used for capital expenditures. In addition, we made a final working capital adjustment payment of $4.7 million in the first quarter of 2007 related to the October 2006 acquisition of Berbee.
     Net cash used in financing activities for the three month period ended March 31, 2007 was $17.4 million. The primary factor that affected our cash flow from financing activities was the repurchase of 0.3 million shares of our common stock at a total cost of $16.1 million.
     Any statements in this report that are forward-looking (that is, not historical in nature) are made pursuant to the safe harbor provisions of The Private Securities Litigation Reform Act of 1995. Such forward-looking statements include, for example, statements concerning the Company’s sales growth, cooperative advertising reimbursements, vendor incentives, gross profit as a percentage of sales, selling and administrative expenses, advertising expense, operating income as a percentage of sales, and effective tax rate. In addition, words such as “likely,” “may,” “would,” “could,” “should,” “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “objective,” and similar expressions, may identify forward-looking statements in this report. Forward-looking statements in this report are based on the Company’s beliefs and expectations as of the date of this report and are subject to risks and uncertainties, including those described below, which may have a significant impact on the Company’s business, operating results or financial condition. Investors are cautioned that these forward-looking statements are inherently uncertain. Should one or more of the risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described herein. The following factors, among others, may have an impact on the accuracy of the forward-looking statements contained in this report: the continued acceptance of the Company’s distribution channel by vendors and customers, the timely availability and acceptance of new products, continuation of key vendor relationships and support programs, changes in pricing by our vendors, changes in the competitive environment, the continuing development, maintenance and operation of the Company’s I.T. systems, changes and uncertainties in economic and geopolitical conditions that could affect the rate of I.T. spending by the Company’s customers, the ability of the Company to hire and retain qualified account managers and any additional factors described from time to time in the Company’s filings with the Securities and Exchange Commission. These among other factors are discussed in further detail under Item 1A, Risk Factors, and elsewhere in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, which was filed with the Securities and Exchange Commission on March 1, 2007, and which discussion is incorporated by reference herein.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
     There has been no material change from the information provided in Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company’s management carried out an evaluation, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the last fiscal quarter. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2007, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company (including its consolidated subsidiaries) in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
Changes in Internal Control Over Financial Reporting
     There was no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended March 31, 2007 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
Part II. Other Information
Item 1. Legal Proceedings
     On September 9, 2003, CDW completed the purchase of certain assets of Bridgeport Holdings, Inc., Micro Warehouse, Inc., Micro Warehouse, Inc. of Ohio, and Micro Warehouse Gov/Ed, Inc. (collectively, “Micro Warehouse”). On September 10, 2003, Micro Warehouse filed voluntary petitions for relief under chapter 11 of title 11 of the United States Code in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). The Bankruptcy Court confirmed a plan of distribution with respect to Micro Warehouse which became effective on October 14, 2004. On March 3, 2005, the Bridgeport Holdings, Inc. Liquidating Trust (the “Liquidating Trust”) filed a civil action in the Bankruptcy Court entitled Bridgeport Holdings Liquidating Trust, Inc. vs. CDW Corporation and CDW SAC, Inc. alleging that CDW did not pay reasonably equivalent value for the assets it acquired from Micro Warehouse and seeking to have CDW’s “purchase of Micro Warehouse” set aside and an amount of damages, to be determined at trial, paid to it. On February 1, 2007, CDW entered into a settlement agreement (the “Settlement Agreement”) to resolve the above referenced action pursuant to which CDW agreed to pay $25 million to the Liquidating Trust in return for a full release and complete dismissal of the litigation, with prejudice. While CDW believed it had good defenses to the claims by the Liquidating Trust, it agreed to settle the case in order to avoid the substantial costs and uncertainties involved with further litigation. The Settlement Agreement represents the compromise of a disputed claim and does not constitute an admission of liability on behalf of CDW. An order approving the Settlement Agreement was entered by the Bankruptcy Court on February 21, 2007. That order became final and nonappealable on March 5, 2007. On March 12, 2007, CDW paid the settlement amount and the Bankruptcy Court dismissed the litigation with prejudice.
     From time to time, customers of CDW file voluntary petitions for reorganization under the United States bankruptcy laws. In such cases, certain pre-petition payments received by CDW could be considered preference items and subject to return to the bankruptcy administrator. CDW believes that the final resolution of any such pending preference items will not have a material adverse effect on its financial condition.
     In addition, CDW is party to legal proceedings that arise from time to time, both with respect to specific transactions and in the ordinary course of our business. CDW is also subject to various audits, including by federal, state and local tax authorities, by various government agencies relating to sales under certain government contracts and by vendors relating to vendor incentive programs.
     We do not believe that any current audit or pending or threatened litigation will have a material adverse effect on our financial condition. Litigation and audits, however, involve uncertainties and it is possible that the eventual outcome of litigation or audits could adversely affect our results of operations for a particular period.
Item 1A. Risk Factors
     There has been no material change from the risk factors described in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities (1)

				(c)	(d)
	(a)			Total number of	Maximum number
	Total		(b)	shares purchased	of shares that may
	number of		Average	as part of publicly	yet be purchased
	shares		price paid	announced plans	under the plans or
Period	purchased		per share	or programs	programs
January 1, 2007 through January 31, 2007	73,000		$63.38	73,000	3,084,245

February 1, 2007 through February 28, 2007	181,000		$63.59	181,000	2,903,245

March 1, 2007 through March 31, 2007	-		-	-	2,903,245

Total	254,000	(2)	$63.53	254,000

(1)	In April 2006, our Board of Directors authorized a share repurchase program of up to 5.0 million shares of our common stock. Share repurchases may be made from time to time in both open market and private transactions, as conditions warrant. This program is expected to remain in effect through April 2008, unless earlier terminated by the Board or completed.

(2)	All shares were purchased pursuant to the publicly announced programs.

Item 6. Exhibits
     Exhibits:

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a–14(a) under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a–14(a) under the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C 1350

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CDW CORPORATION

Date: May 10, 2007	By:	/s/ Barbara A. Klein

Barbara A. Klein
Senior Vice President and Chief Financial Officer
(Duly authorized officer and principal financial officer)