Form 10-Q
period 2007-06-30
CDW CORP
filed 2007-08-01
CIK 899171

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [  ]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer [x]      Accelerated filer [  ]      Non-accelerated filer [  ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [x]
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
As of July 25, 2007, 97,374,427 common shares were issued and 79,568,708 were outstanding.

CDW CORPORATION AND SUBSIDIARIES
INDEX

ii

Part I. Financial Information
Item 1. Financial Statements
CDW CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	June 30,	December 31,
	2007	2006
Assets

Current assets:
Cash and cash equivalents	$196,192	$148,081
Marketable securities	384,128	203,515
Accounts receivable, net of allowance for doubtful accounts of $10,089 and $9,995, respectively	909,162	850,002
Merchandise inventory	290,615	261,858
Miscellaneous receivables	46,837	55,881
Deferred income taxes	15,047	15,060
Prepaid expenses and other	18,146	15,139

Total current assets	1,860,127	1,549,536

Marketable securities	-	40,000
Property and equipment, net	180,110	171,448
Goodwill	119,491	119,491
Other intangible assets, net	59,689	63,603
Other assets	8,370	7,349

Total assets	$2,227,787	$1,951,427

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	$421,229	$354,307
Accrued expenses:
Compensation	56,411	54,301
Income taxes	42,079	4,028
Sales taxes	17,235	20,378
Advertising	21,866	28,775
Other	46,249	67,592

Total current liabilities	605,069	529,381

Deferred income taxes	10,524	10,762
Other liabilities	24,927	24,119

Shareholders’ equity:
Preferred shares, $1.00 par value; 5,000 shares authorized; none issued	-	-
Common shares, $.01 par value; 500,000 shares authorized; 97,361 and 96,312 shares issued, respectively	974	963
Paid-in capital	691,461	631,984
Retained earnings	1,787,491	1,630,620
Accumulated other comprehensive income	1,065	494

	2,480,991	2,264,061

Less cost of common shares in treasury; 17,806 shares and 17,543 shares, respectively	(893,724)	(876,896)

Total shareholders’ equity	1,587,267	1,387,165

Total liabilities and shareholders’ equity	$2,227,787	$1,951,427

The accompanying notes are an integral part of the consolidated financial statements.

CDW CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Net sales	$2,032,838	$1,633,458	$3,891,956	$3,222,087
Cost of sales	1,704,851	1,369,421	3,262,650	2,704,161

Gross profit	327,987	264,037	629,306	517,926

Selling and administrative expenses	172,117	126,192	326,302	254,940
Advertising expense	32,199	30,007	61,378	60,902

Income from operations	123,671	107,838	241,626	202,084

Interest income	5,336	5,492	9,700	10,699
Other income/(expense), net	234	(94)	(171)	(1,056)

Income before income taxes	129,241	113,236	251,155	211,727

Income tax provision	49,150	40,125	94,284	76,938

Net income	$80,091	$73,111	$156,871	$134,789

Earnings per share:
Basic	$1.01	$0.93	$1.99	$1.70

Diluted	$0.99	$0.91	$1.95	$1.66

Weighted-average number of common shares outstanding:
Basic	79,103	78,994	78,856	79,488

Diluted	80,995	80,564	80,621	81,268

Dividends per share	$-	$0.52	$-	$0.52

The accompanying notes are an integral part of the consolidated financial statements.

CDW CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(in thousands)
(unaudited)

						Accumulated
	Total					Other
	Shareholders’	Common	Paid-in	Retained	Treasury	Comprehensive	Comprehensive
	Equity	Shares	Capital	Earnings	Shares	Income	Income

Balance at December 31, 2006	$1,387,165	$963	$631,984	$1,630,620	$(876,896)	$494

Share-based compensation	4,679	-	4,679	-	-	-

Issuance of common stock under share-based compensation plans	41,439	11	41,428	-	-	-

Excess tax benefit from stock option and restricted stock transactions	13,370	-	13,370	-	-	-

Purchase of treasury shares	(16,136)	-	-	-	(16,136)	-

Restricted stock withheld for taxes	(692)	-	-	-	(692)	-

Net income	156,871	-	-	156,871	-	-	$156,871

Foreign currency translation adjustment	571	-	-	-	-	571	571

Comprehensive income							$157,442

Balance at June 30, 2007	$1,587,267	$974	$691,461	$1,787,491	$(893,724)	$1,065

The accompanying notes are an integral part of the consolidated financial statements.

CDW CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2007	2006
Cash flows from operating activities:
Net income	$156,871	$134,789
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,124	12,690
Accretion of marketable securities	(10)	(91)
Share-based compensation expense	4,679	7,936
Allowance for doubtful accounts	94	10
Deferred income taxes	(225)	(2,055)
Gross excess tax benefits from share-based compensation	(7,620)	(11,438)

Changes in assets and liabilities:
Accounts receivable	(59,254)	(52,589)
Merchandise inventory	(28,757)	(13,471)
Other assets	5,016	(27,355)
Accounts payable	80,411	36,666
Accrued expenses	21,444	33,048
Long-term liabilities	808	5,408

Net cash provided by operating activities	194,581	123,548

Cash flows from investing activities:
Purchases of available-for-sale securities	(596,023)	(168,260)
Redemptions and sales of available-for-sale securities	383,345	188,850
Purchases of held-to-maturity securities	(30,000)	(70,000)
Redemptions of held-to-maturity securities	102,075	74,900
Purchase of property and equipment	(25,872)	(30,625)
Acquisition of business, net of cash acquired	(4,741)	-

Net cash used in investing activities	(171,216)	(5,135)

Cash flows from financing activities:
Purchase of treasury shares	(16,136)	(211,968)
Proceeds from issuance of common stock under share-based compensation plans	41,439	45,487
Gross excess tax benefits from share-based compensation	7,620	11,438
Dividends paid	-	(40,723)
Change in book overdrafts	(8,748)	(4,550)

Net cash provided by/(used in) financing activities	24,175	(200,316)

Effect of exchange rate changes on cash and cash equivalents	571	186

Net increase/(decrease) in cash	48,111	(81,717)

Cash and cash equivalents – beginning of period	148,081	201,250

Cash and cash equivalents – end of period	$196,192	$119,533

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

Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. Such principles were applied on a basis consistent with those reflected in our Annual Report on Form 10-K for the year ended December 31, 2006 (“2006 Form 10-K”) and documents incorporated therein as filed with the Securities and Exchange Commission, except as disclosed in Note 2, “Recently Adopted and Newly Issued Accounting Standards.” The accompanying financial data should be read in conjunction with the notes to consolidated financial statements contained in the 2006 Form 10-K and documents incorporated therein. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly our financial position as of June 30, 2007 and December 31, 2006, the results of operations for the three and six month periods ended June 30, 2007 and 2006, the cash flows for the six month periods ended June 30, 2007 and 2006, and the changes in shareholders’ equity for the six month period ended June 30, 2007. The unaudited consolidated statements of income for such interim periods are not necessarily indicative of results for the full year.

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

The Company recognized $3.0 million and $3.7 million in share-based compensation expense for the three month periods ended June 30, 2007 and 2006, respectively, and $4.7 million and $7.9 million for the six month periods ended June 30, 2007 and 2006, respectively.

The following table sets forth the summary of stock option activity for the six months ended June 30, 2007:

			Weighted –
		Weighted –	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
Options	Shares	Price	Term	($000) (1)

Outstanding at January 1, 2007	8,077,083	$42.73

Granted	-	$-
Exercised	(1,023,679)	$39.05
Forfeited or expired	(46,005)	$50.16

Outstanding at June 30, 2007	7,007,399	$43.22	7.38	$292,580

Vested at June 30, 2007	4,947,546	$42.30	6.53	$211,122

Exercisable at June 30, 2007	4,929,695	$42.36	6.51	$210,053

Expected to vest as of June 30, 2007	1,914,267	$45.34	9.41	$75,854

(1)	These amounts represent the difference between $84.97, the closing price of the Company’s common stock on June 30, 2007, and the exercise price.
A summary of the status of our nonvested restricted stock and restricted stock units (collectively, “Restricted Stock”) as of January 1, 2007, and changes through the six months ended June 30, 2007, is presented below:

		Weighted-
		Average
		Grant-Date
Restricted Stock	Shares	Fair Value

Nonvested at January 1, 2007	144,648	$55.46

Granted	4,275	$71.79
Vested	(26,652)	$55.40
Forfeited	(2,631)	$55.40

Nonvested at June 30, 2007	119,640	$56.05

As of June 30, 2007, there was $24.5 million of unrecognized compensation cost related to nonvested share-based compensation awards which is expected to be recognized over a weighted-average period of 3.44 years.

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

In connection with adopting FIN 48, we have reviewed our recent income tax return filings and related workpapers, results from the examination of our tax returns and the items subject to examination to determine the extent and amount of any uncertain tax positions taken. The most recent IRS examination was for the years 2003 and 2004. In that examination, the tax treatment of one item was adjusted; the filing positions taken with respect to this item in 2005 and 2006 are consistent with the results of the final examination. Currently, only the 2005 and 2006 tax years are open to audit by the IRS. The Company has been subject to audit by several states. As of June 30, 2007, there are no on-going state income tax audits. The results of previous state income tax audits resulted in immaterial adjustments to the tax reflected on our returns. While some of these audits involved significant (though not necessarily material) issues such as whether certain of our entities were required to file income taxes with a given state for certain years, the positions taken have been supported and sustained. In addition, we do not have any significant intercompany transactions with our sole international affiliate, CDW Canada. Therefore, as of June 30, 2007, we do not have any material reserves for income taxes and there is no material impact on our financial statements from the adoption of FIN 48. In addition, we did not have any material unrecognized tax benefits at the date of adoption of FIN 48 and do not have any as of June 30, 2007.

It will be our policy going forward to record any income tax related interest income or expense and penalties as components of income tax expense.

5.	Marketable Securities

Estimated fair values of marketable securities are based on quoted market prices.

The following table summarizes our investments in marketable securities at June 30, 2007 (in thousands):

		Gross
		Unrealized
	Estimated	Holding		Amortized
Security Type	Fair Value	Gains	Losses	Cost
Available-for-sale:
State and municipal bonds	$344,855	$-	$-	$344,855

Total available-for-sale	344,855	-	-	344,855

Held-to-maturity:
U.S. Government and Government agency securities	39,203	-	(70)	39,273

Total held-to-maturity	39,203	-	(70)	39,273

Total marketable securities	$384,058	$-	$(70)	$384,128

The following table presents the gross unrealized losses and fair values of our investments in marketable securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of June 30, 2007 (in thousands):

	Less Than 12 Months		12 Months or Greater		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
Security Type	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S Government and Government agency securities	$9,981	$(19)	$29,222	$(51)	$39,203	$(70)

Total	$9,981	$(19)	$29,222	$(51)	$39,203	$(70)

Because the Company believes that unrealized losses on fixed income securities are primarily attributable to changes in interest rates, and because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be at maturity, the Company does not consider those investments to be other-than-temporarily impaired as of June 30, 2007.

Net unrealized holding losses on available-for-sale securities are determined by specific identification and are included in accumulated other comprehensive income, which is reflected as a separate component of shareholders’ equity.

The following table summarizes the maturities of our fixed income securities as of June 30, 2007 (in thousands):

	Estimated	Amortized
	Fair Value	Cost
Due in one year or less	$384,058	$384,128
Due in greater than one year	-	-

Total investments in marketable securities	$384,058	$384,128

6.	Financing Arrangements

We have a $35.0 million unsecured line of credit which does not have a fixed expiration date. Borrowings under the credit facility bear interest at the prime rate less 2.5%, LIBOR plus 0.45% or the federal funds rate plus 0.45%, as determined by the Company. The Company does not incur any facility fees associated with this line of credit. At June 30, 2007, there were no borrowings under the credit facility.

A second $35.0 million line of credit expired in June 2007, and we did not renew it.

We have entered into security agreements with certain financial institutions in order to facilitate the purchase of inventory from various suppliers under certain terms and conditions. The agreements allow for a maximum credit line of $240.0 million collateralized by the inventory purchases financed by the financial institutions and certain other assets. We do not incur any interest expenses associated with these agreements, as we pay the balances when they are due. All amounts owed the financial institutions are included in trade accounts payable.

7.	Earnings Per Share

At June 30, 2007, we had 79,555,486 outstanding common shares. We have granted options to purchase common shares to the directors and coworkers of the Company under several stock option plans. These options have a dilutive effect on the calculation of earnings per share. The following table is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations as required by Statement of Financial Accounting Standards No. 128, “Earnings Per Share” (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Basic earnings per share:
Income available to common shareholders (numerator)	$80,091	$73,111	$156,871	$134,789

Weighted-average common shares outstanding (denominator)	79,103	78,994	78,856	79,488

Basic earnings per share	$1.01	$0.93	$1.99	$1.70

Diluted earnings per share:
Income available to common shareholders (numerator)	$80,091	$73,111	$156,871	$134,789

Weighted-average common shares outstanding	79,103	78,994	78,856	79,488
Effect of dilutive securities:
Options on common stock	1,892	1,570	1,765	1,780

Total common shares and dilutive securities (denominator)	80,995	80,564	80,621	81,268

Diluted earnings per share	$0.99	$0.91	$1.95	$1.66

Additional options to purchase common shares and Restricted Stock were outstanding during the three and six month periods ended June 30, 2007 and 2006, but were not included in the computation of diluted earnings per share because they were antidilutive in that either: 1) the exercise price of the options were greater than the average market price of common shares during the respective periods or 2) the deemed per share proceeds under the treasury stock method (the sum of the option exercise price, if applicable, any future compensation expense under Statement of Financial Accounting Standards No. 123R, “Share-Based Payment,” and any related “windfall” tax benefits) for the options on a per share basis exceeded the average market price of common shares during the respective periods. The following table summarizes the weighted-average number, and the weighted-average exercise price, of those options and Restricted Stock which were excluded from the calculations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Weighted-average number of options (in 000’s)	56	2,378	670	2,223
Weighted-average exercise price	$57.63	$61.49	$55.95	$61.97

Weighted-average number of Restricted Stock (in 000’s)	-	69	4	35
8.	Share Repurchase Programs

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

No shares were repurchased under the current program during the three month period ended June 30, 2007. During the three month period ended June 30, 2006, we repurchased 1.5 million shares for $84.1 million. During the six month periods ended June 30, 2007 and 2006, we repurchased 0.3 million shares for $16.1 million and 3.8 million shares for $211.9 million, respectively.

As of June 30, 2007, 2.9 million shares remained available for repurchase under our current program. Repurchased shares are held in treasury pending use for general corporate purposes, including issuances under various stock plans.

9.	Segment Information

We have three operating segments: corporate sector, which is primarily comprised of business customers; public sector, which is comprised of federal, state and local government entities, and educational and healthcare institutions; and Berbee, a segment resulting from our acquisition of Berbee Information Networks Corporation in October 2006, which provides advanced technology solutions. In accordance with Statement of Financial Accounting Standards No. 131, “Disclosure about Segments of an Enterprise and Related Information,” the internal organization that is used by management for making operating decisions and assessing performance is the source of our reportable segments.

The accounting policies of the segments are the same as those described in Note 1, “Summary of Significant Accounting Policies.” We allocate resources to and evaluate performance of our segments based on both sales and operating income.

The following tables present information about our reportable segments (in thousands):

	Three Months Ended June 30, 2007
	Corporate	Public		Headquarters /
	Sector	Sector	Berbee	Other	Consolidated

Net sales	$1,236,516	$643,603	$152,719	$-	$2,032,838

Income (loss) from operations	$97,807	$36,185	$5,784	$(16,105)	$123,671

Net interest income and other expense					5,570

Income before income taxes					$129,241

Total assets	$521,462	$323,215	$309,337	$1,073,773	$2,227,787

	Three Months Ended June 30, 2006
	Corporate	Public		Headquarters /
	Sector	Sector	Berbee	Other	Consolidated

Net sales	$1,111,879	$521,579	$-	$-	$1,633,458

Income (loss) from operations	$88,896	$28,950	$-	$(10,008)	$107,838

Net interest income and other expense					5,398

Income before income taxes					$113,236

Total assets	$596,065	$250,747	$-	$808,899	$1,655,711

	Six Months Ended June 30, 2007
	Corporate	Public		Headquarters /
	Sector	Sector	Berbee	Other	Consolidated

Net sales	$2,455,557	$1,140,999	$295,400	$-	$3,891,956

Income (loss) from operations	$195,043	$61,408	$10,988	$(25,813)	$241,626

Net interest income and other expense					9,529

Income before income taxes					$251,155

Total assets	$521,462	$323,215	$309,337	$1,073,773	$2,227,787

	Six Months Ended June 30, 2006
	Corporate	Public		Headquarters /
	Sector	Sector	Berbee	Other	Consolidated

Net sales	$2,262,063	$960,024	$-	$-	$3,222,087

Income (loss) from operations	$178,194	$43,653	$-	$(19,763)	$202,084

Net interest income and other expense					9,643

Income before income taxes					$211,727

Total assets	$596,065	$250,747	$-	$808,899	$1,655,711

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

No single customer accounted for more than 10% of net sales in the three or six month periods ended June 30, 2007 or 2006. During the three and six month periods ended June 30, 2007 and 2006, approximately 2% of our net sales were to customers outside of the continental United States, primarily in Canada.

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

11.	Proposed Merger

On May 29, 2007, we entered into a definitive Agreement and Plan of Merger (the “Merger Agreement”) with VH Holdings, Inc. (“Holdings”) and VH MergerSub, Inc., a wholly owned subsidiary of Holdings (“Sub”). Holdings was formed by Madison Dearborn Partners, LLC (“Madison Dearborn”), a private equity investment firm. The Merger Agreement provides that, upon the terms and subject to the conditions set forth in the Merger Agreement, Sub will merge with and into CDW, with CDW as the surviving corporation of the merger (the “Merger”). As a result of the Merger, CDW will become a wholly owned subsidiary of Holdings and each outstanding share of CDW common stock (other than shares held by Holdings and dissenting shares) will be converted into the right to receive $87.75 in cash, without interest. Upon closing of the Merger, CDW will be controlled by investment funds affiliated with Madison Dearborn and Providence Equity Partners Inc.
Consummation of the Merger is subject to customary closing conditions, including approval of the Merger Agreement by our shareholders and the absence of certain legal impediments to the consummation of the Merger. Our Board of Directors approved the Merger Agreement and has recommended that CDW’s shareholders approve the transaction. We have called a special meeting to be held on August 9, 2007 (the “Special Meeting”) for our shareholders of record on July 5, 2007 to vote on the Merger Agreement.
During the three and six month periods ended June 30, 2007, we recorded $8.0 million pre-tax ($4.9 million after-tax) of costs in connection with the proposed Merger. These costs are included in selling and administrative expenses in the Consolidated Statements of Income.
On May 31, 2007, three putative class-action complaints were filed by shareholders of CDW, and on June 26, 2007, a fourth complaint was filed. Two complaints were filed in the United States District Court for the Northern District of Illinois, Murphy v. CDW Corporation, et al., No. 07-CV-3033 and Martin, et al. v. CDW Corporation et al., No. 07-CV-3571. The other two complaints were filed in the Circuit Court of the Nineteenth Judicial District, Lake County, Illinois: Schuman v. CDW Corporation et al., No. 07-CH-1416, and Fruchter v. CDW Corporation et al., No. 07-CH-1417. The complaints each name CDW and the individual members of the CDW board of directors as defendants, and, in general, allege purported class claims of breach of fiduciary duty against CDW and its directors challenging the process used to sell the company and for failure to ensure that CDW’s shareholders receive fair and adequate value for their shares, failure to value CDW properly and failure to disclose material information to CDW’s shareholders, including the details of competing offers. The complaints also allege self-dealing by directors, some of whom are alleged to have received financial benefits not shared by the class. The Schuman complaint names Madison Dearborn as an additional defendant, alleging that Madison Dearborn aided and abetted breaches of fiduciary duty by CDW’s directors. The Schuman complaint also alleges improper conflicts between CDW and its financial advisors, including conflicts based on alleged business and other relationships between CDW’s financial advisors and CDW and Madison Dearborn. The Fruchter complaint has been amended to name Madison Dearborn and Morgan Stanley, who acted as CDW’s financial advisor, as additional defendants, alleging that those defendants aided and abetted breaches of fiduciary duty by CDW’s directors, and to add allegations with respect to information that allegedly was not disclosed or was inadequately disclosed in the proxy statement relating to the Special Meeting. The Murphy complaint has been amended to add claims under the federal securities laws with respect to allegedly false and misleading statements contained in the proxy statement relating to the Special Meeting. Among other things, all four complaints seek to enjoin the Merger. We believe the complaints are without merit. On July 30, 2007, the state court dismissed the Schuman and Fruchter actions without prejudice on the ground that there was another action pending on behalf of the same class for the same cause in federal court.
Also on July 30, 2007, CDW and the other named defendants reached an agreement in principle with counsel for all of the plaintiffs who had filed putative class action lawsuits relating to the Merger. Under the terms of the agreement, CDW, the other named defendants, and plaintiffs have agreed to settle the actions subject to court approval. CDW and the other defendants deny the allegations made in the actions and deny having committed, or having aided and abetted, any breach of fiduciary duty or other violation of state or federal law. The agreement provides for dismissal of the federal actions with prejudice, for certification of a settlement class, and for releases of all claims in both the federal and state actions by the settlement class effective upon approval of a stipulation of settlement by the federal court. Under the terms of the agreement, CDW has agreed to make a supplemental filing concerning the Merger through a filing on Form 8-K and, provided the Merger closes and subject to the terms of the agreement, has agreed to pay certain attorneys’ fees, costs, and expenses incurred by plaintiffs. The agreement will not affect the amount of consideration to be paid to shareholders of CDW in connection with the Merger. In addition, the agreement will not affect the timing of the Special Meeting.

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
     For financial reporting purposes, we have three operating segments: corporate sector, which is primarily comprised of business customers; public sector, which is comprised of federal, state and local government entities, and educational and healthcare institutions; and Berbee, a segment resulting from our acquisition of Berbee Information Networks Corporation (“Berbee”) in October 2006, which provides advanced information technology solutions. See Note 9, “Segment Information,” to the Consolidated Financial Statements for more information on our operating segments.
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
Proposed Merger
     On May 29, 2007, we entered into a definitive Agreement and Plan of Merger (the “Merger Agreement”) with VH Holdings, Inc. (“Holdings”) and VH MergerSub, Inc., a wholly owned subsidiary of Holdings (“Sub”). Holdings was formed by Madison Dearborn Partners, LLC (“Madison Dearborn”), a private equity investment firm. The Merger Agreement provides that, upon the terms and subject to the conditions set forth in the Merger Agreement, Sub will merge with and into CDW, with CDW as the surviving corporation of the merger (the “Merger”). As a result of the Merger, CDW will become a wholly owned subsidiary of Holdings and each outstanding share of CDW common stock (other than shares held by Holdings and dissenting shares) will be converted into the right to receive $87.75 in cash, without interest. Upon closing of the Merger, CDW will be controlled by investment funds affiliated with Madison Dearborn and Providence Equity Partners Inc.
     Consummation of the Merger is subject to customary closing conditions, including approval of the Merger Agreement by our shareholders and the absence of certain legal impediments to the consummation of the Merger. Our Board of Directors approved the Merger Agreement and has recommended that CDW’s shareholders approve the transaction. We have called a special meeting to be held on August 9, 2007 for our shareholders of record on July 5, 2007 to vote on the Merger Agreement.

     During the three and six month periods ended June 30, 2007, we recorded $8.0 million pre-tax ($4.9 million after-tax) of costs in connection with the proposed Merger (“merger-related costs”). These costs are included in selling and administrative expenses in the Consolidated Statements of Income.
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
Results Of Operations
     We completed the acquisition of Berbee in October 2006. As such, the results of operations discussed in this section, including in the four tables presented below, include Berbee activity for the three and six month periods ended June 30, 2007, but not for the three and six month periods ended June 30, 2006.
     The following table sets forth for the periods indicated information derived from our consolidated statements of income expressed as a percentage of net sales:

	Percentage of Net Sales
	Three Months Ended June 30,		Six Months Ended June 30,
Financial Results	2007	2006	2007	2006

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	83.9	83.8	83.8	83.9

Gross profit	16.1	16.2	16.2	16.1
Selling and administrative expenses (1)	8.5	7.7	8.4	7.9
Advertising expense	1.5	1.9	1.6	1.9

Income from operations	6.1	6.6	6.2	6.3
Interest and other income/expense	0.2	0.3	0.2	0.3

Income before income taxes	6.3	6.9	6.4	6.6
Income tax provision	2.4	2.4	2.4	2.4

Net income	3.9%	4.5%	4.0%	4.2%

(1)	Includes $8.0 million of merger-related costs in the three and six month periods ended June 30, 2007.
     The following table sets forth for the periods indicated a summary of certain of our consolidated operating statistics:

	Three Months Ended June 30,		Six Months Ended June 30,
Operating Statistics	2007	2006	2007	2006

Direct web sales (000’s)	$588,872	$493,522	$1,139,716	$994,489
Sales force, end of period	2,722	2,179	2,722	2,179
Annualized inventory turnover	26	23	26	23
Accounts receivable - days sales outstanding	41	38	42	39

     The following table presents net sales of products by product category as a percentage of total net sales of products. Net sales of products do not include items such as commission revenue or delivery charges to customers, and were approximately 96% of total net sales in the three and six month periods ended June 30, 2007, and approximately 97% of total net sales in the three and six month periods ended June 30, 2006.
     Product lines are based upon internal product code classifications. Product mix for the three and six month periods ended June 30, 2006 has been retroactively adjusted for certain changes in individual product classifications.

	Three Months Ended June 30,		Six Months Ended June 30,
Analysis of Product Mix	2007	2006	2007	2006

Notebook computers and accessories	12.4%	13.2%	12.9%	12.9%
Desktop computers and servers	13.9	13.4	13.4	13.5

Subtotal computer products	26.3	26.6	26.3	26.4
Software	15.6	17.0	16.0	17.2
Data storage devices	13.0	13.4	13.1	13.5
Printers	9.5	11.5	9.7	11.7
NetComm products	16.1	10.3	15.5	10.3
Video	8.6	9.8	8.4	9.7
Add-on boards/memory	4.2	4.8	4.3	4.7
Input devices	3.0	3.5	3.0	3.3
Other	3.7	3.1	3.7	3.2

Total	100.0%	100.0%	100.0%	100.0%

     The following table represents the change in the Company’s year-over-year net sales of products by product category for each of the periods indicated. Product lines are based upon internal product code classifications. The rates of change for the three and six month periods ended June 30, 2006 have been retroactively adjusted for certain changes in individual product classifications.

	Three Months Ended June 30,		Six Months Ended June 30,
Analysis of Product Category Growth	2007	2006	2007	2006

Notebook computers and accessories	15.9%	11.0%	18.7%	7.1%
Desktop computers and servers	27.3	2.2	19.1	2.6
Subtotal computer products	21.6	6.4	18.9	4.7
Software	13.2	2.5	10.9	6.1
Data storage devices	19.8	4.3	15.6	5.9
Printers	1.3	(0.7)	(0.5)	0.1
NetComm products	92.1	8.6	79.0	11.3
Video	8.8	9.3	4.0	12.7
Add-on boards/memory	6.9	15.4	9.7	11.9
Input devices	6.5	8.7	9.0	7.0
Other	41.3	10.1	38.7	11.4

Three Month Period Ended June 30, 2007 Compared to Three Month Period Ended June 30, 2006
     Net sales in the second quarter of 2007 increased 24.4% to $2.033 billion, compared to $1.633 billion in the second quarter of 2006. Results for the second quarter of 2007 included sales made by Berbee, which was acquired in October 2006. Sales of notebook computers and accessories, desktop computers and servers, data storage devices, and netcomm products each increased more than 15% in the second quarter of 2007 over the second quarter of 2006. Corporate sector segment sales increased 11.2% to $1.237 billion in the second quarter of 2007 from $1.112 billion in the second quarter of 2006, and comprised 60.8% of our total net sales for the quarter. Public sector segment sales increased 23.4% to $643.6 million in the second quarter of 2007 from $521.6 million in the second quarter of 2006, and comprised 31.7% of our total net sales for the quarter. Berbee generated sales of $152.7 million in the second quarter of 2007, and comprised 7.5% of our total net sales for the quarter. Compared to the corporate sector and public sector segments, Berbee’s business model is more project oriented, which can result in a greater degree of variability in sales from period to period.
     Gross profit increased 24.2% to $328.0 million in the second quarter of 2007, compared to $264.0 million in the second quarter of 2006. As a percentage of net sales, gross profit was 16.1% in the second quarter of 2007, compared to 16.2% in the second quarter of 2006.
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
     Selling and administrative expenses increased 36.4% in the second quarter of 2007 to $172.1 million, compared to $126.2 million in the second quarter of 2006, while increasing as a percentage of net sales to 8.5% versus 7.7% in the second quarter of 2006. The primary factors that impacted selling and administrative expenses were:
•	The inclusion of the Berbee segment operating expenses in the second quarter of 2007, as a result of the acquisition in October 2006.

•	Increased payroll costs, as a result of the continued investment in our sales force. Our sales force increased to 2,722 coworkers at June 30, 2007, compared to 2,179 coworkers at June 30, 2006.

•	The inclusion of $8.0 million of merger-related costs as previously discussed.
     Advertising expense increased to $32.2 million in the second quarter of 2007, compared to $30.0 million in the same period of 2006. As a percentage of net sales, advertising expense was 1.5% in the second quarter of 2007 and 1.9% in the same period of 2006.
     Consolidated operating income was $123.7 million in the second quarter of 2007, an increase of 14.7% from $107.8 million in the second quarter of 2006. Consolidated operating income as a percentage of net sales was 6.1% in the second quarter of 2007, compared to 6.6% in the second quarter of 2006. Corporate sector segment operating income was $97.8 million in the second quarter of 2007, an increase of 10.0% from $88.9 million in the second quarter of 2006. The increase in corporate sector segment operating income was primarily due to an increase in sales and gross margin, partially offset by increased payroll costs as a result of the investment in selling resources. Public sector segment operating income was $36.2 million in the second quarter of 2007, an increase of 25.0% from $29.0 million in the second quarter of 2006. The increase in public sector segment operating income was primarily due to an increase in sales. Berbee operating income was $5.8 million in the second quarter of 2007. Headquarters expenses increased to $16.1 million in the second quarter of 2007 compared to $10.0 million in the second quarter of 2006. Headquarters expenses included the $8.0 million of merger-related costs in the second quarter of 2007.
     Our objective for operating income as a percentage of net sales is between 6.0% to 6.4%.
     The effective income tax rate, expressed as a percentage of income before income taxes, increased to 38.0% in the second quarter of 2007 compared to 35.4% in the second quarter of 2006. This increase was primarily attributable to a $2.3 million benefit related to the resolution of an audit of the Company’s 2003 federal income tax return in the second quarter of 2006 that did not repeat in the second quarter of 2007.
     Net income in the second quarter of 2007 was $80.1 million, a 9.5% increase from $73.1 million in the second quarter of 2006. Net income in the second quarter of 2007 included the merger-related costs of $4.9 million after-tax.
     Diluted earnings per share were $0.99 in the second quarter of 2007, an increase of 8.8% from $0.91 in the second quarter of 2006. The merger-related costs decreased diluted earnings per share by approximately $0.06 in the second quarter of 2007.
Six Month Period Ended June 30, 2007 Compared to Six Month Period Ended June 30, 2006
     Net sales in the six month period ended June 30, 2007 increased 20.8% to $3.892 billion, compared to $3.222 billion in the same period of 2006. Results for the first six months of 2007 included sales made by Berbee, which was acquired in October 2006. Sales of notebook computers and accessories, desktop computers and servers, data storage devices, and netcomm products each increased more than 15% in the first six months of 2007 over the first six months of 2006. Corporate sector segment sales increased 8.6% to $2.456 billion in the six month period ended June 30, 2007 from $2.262 billion in the six month period ended June 30, 2006, and comprised 63.1% of our total net sales for the period. Public sector segment sales increased 18.9% to $1,141.0 million in the six month period ended June 30, 2007 from $960.0 million in the six month period ended June 30, 2006, and comprised 29.3% of our total net sales for the period. Berbee generated sales of $295.4 million in the six month period ended June 30, 2007, and comprised 7.6% of our total net sales for the period. Compared to the corporate sector and public sector segments, Berbee’s business model is more project oriented, which can result in a greater degree of variability in sales from period to period.

     Gross profit increased 21.5% to $629.3 million in the first six months of 2007, compared to $517.9 million in the first six months of 2006. As a percentage of net sales, gross profit was 16.2% in the first six months of 2007, compared to 16.1% in the same period of 2006.
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
     Selling and administrative expenses increased 28.0% in the first six months of 2007 to $326.3 million, compared to $254.9 million in the same period of 2006, while increasing as a percentage of net sales to 8.4% in the first six months of 2007 versus 7.9% in the first six months of 2006. The primary factors that impacted selling and administrative expenses were:
•	The inclusion of the Berbee segment operating expenses in the first six months of 2007, as a result of the acquisition in October 2006.

•	Increased payroll costs, as a result of the continued investment in our sales force. Our sales force increased to 2,722 coworkers at June 30, 2007, compared to 2,179 coworkers at June 30, 2006.

•	The inclusion of $8.0 million of merger-related costs associated with the Merger as previously discussed.
     Advertising expense increased to $61.4 million in the six month period ended June 30, 2007, compared to $60.9 million in the same period of 2006. As a percentage of net sales, advertising expense decreased to 1.6% in the first six months of 2007, compared to 1.9% in the first six months of 2006.
     Consolidated operating income was $241.6 million in the six month period ended June 30, 2007, an increase of 19.6% from $202.1 million in the six month period ended June 30, 2006. Consolidated operating income as a percentage of net sales was 6.2% in the first six months of 2007, compared to 6.3% in the same period of 2006. Corporate sector segment operating income was $195.0 million in the first six months of 2007, an increase of 9.5% from $178.2 million in the first six months of 2006. The increase in corporate sector segment operating income was primarily due to an increase in sales and gross margin, partially offset by increased payroll costs as a result of the investment in selling resources. Public sector segment operating income was $61.4 million in the first six months of 2007, an increase of 40.7% from $43.7 million in the first six months of 2006. The increase in public sector segment operating income was primarily due to an increase in sales and gross margin. Berbee operating income was $11.0 million in the first six months of 2007. Headquarters expenses increased to $25.8 million in the six month period ended June 30, 2007 compared to $19.8 million in the same period of 2006. Headquarters expenses included the $8.0 million of merger-related costs in the six month period ended June 30, 2007.
     Our objective for operating income as a percentage of net sales is between 6.0% to 6.4%.
     The effective income tax rate, expressed as a percentage of income before income taxes, increased to 37.5% in the six month period ended June 30, 2007 compared to 36.3% in the six month period ended June 30, 2006. This increase was primarily attributable to a $2.3 million benefit related to the resolution of an audit of the Company’s 2003 federal income tax return in the first six months of 2006 that did not repeat in the first six months of 2007.
     Net income in the first six months of 2007 was $156.9 million, a 16.4% increase from $134.8 million in the first six months of 2006. Net income in the first six months of 2007 included the merger-related costs of $4.9 million after-tax.

Diluted earnings per share were $1.95 in the first six months of 2007, an increase of 17.5% from $1.66 in the first six months of 2006. The merger-related costs decreased diluted earnings per share by approximately $0.06 in the first six months of 2007.
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
Liquidity and Capital Resources
Working Capital
     We have historically financed our operations and capital expenditures primarily through cash flows from operations. At June 30, 2007, we had cash, cash equivalents, and current marketable securities of $580.3 million, representing an increase of $228.7 million in cash, cash equivalents, and current marketable securities from December 31, 2006. Our working capital increased $234.9 million, to $1.255 billion at June 30, 2007 from $1.020 billion at December 31, 2006. The increase in working capital was primarily due to the increase in cash, cash equivalents, and current marketable securities.
     We have a $35.0 million unsecured line of credit which does not have a fixed expiration date. Borrowings under the credit facility bear interest at the prime rate less 2.5%, LIBOR plus 0.45% or the federal funds rate plus 0.45%, as determined by the Company. The Company does not incur any facility fees associated with this line of credit. At June 30, 2007, there were no borrowings under the credit facility.
     A second $35.0 million line of credit expired in June 2007, and we did not renew it.
     We have entered into security agreements with certain financial institutions in order to facilitate the purchase of inventory from various suppliers under certain terms and conditions. The agreements allow for a maximum credit line of $240.0 million collateralized by the inventory purchases financed by the financial institutions and certain other assets. We are currently in the process of amending one of the agreements to reduce our maximum credit line by $40.0 million. In addition, if the proposed Merger is completed, we will be required to enter into new agreements and, under those new agreements, we expect our maximum credit line under these agreements to be $125.0 million. We do not incur any interest expenses associated with these agreements, as we pay the balances when they are due. All amounts owed the financial institutions are included in trade accounts payable.
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
     No shares were repurchased under the current program during the three month period ended June 30, 2007. During the three month period ended June 30, 2006, we repurchased 1.5 million shares for $84.1 million. During the six month periods ended June 30, 2007 and 2006, we repurchased 0.3 million shares for $16.1 million and 3.8 million shares for $211.9 million, respectively.

     As of June 30, 2007, 2.9 million shares remained available for repurchase under our current program. Repurchased shares are held in treasury pending use for general corporate purposes, including issuances under various stock plans.
     Capital expenditures in the first six months of 2007 were $25.9 million, primarily for improvements to our information technology systems. Total capital expenditures for 2007 are expected to be approximately $55 million to $60 million.
     We anticipate that the funds necessary for Holdings to complete the Merger will be funded by cash, cash equivalents, and marketable securities, new secured credit facilities, private and/or public offerings of debt securities, and equity financing. We currently expect total debt outstanding at the close of the Merger to be approximately $4.6 billion. Our capitalization, liquidity, and capital resources will change substantially if the Merger is approved by our shareholders, the Merger is completed, and the related debt and equity transactions are completed. Upon closing of the debt transactions, we will be highly leveraged with significant debt service requirements.
Cash Flows for the Six Month Period Ended June 30, 2007
     Net cash provided by operating activities was $194.6 million in the six month period ended June 30, 2007. The primary factors that affected our cash flow from operations were net income and an increase in accounts payable. The increase in accounts payable positively impacted cash flows by $80.4 million due to the timing of our normal cycle of payments at the end of the period.
     Net cash used in investing activities for the six month period ended June 30, 2007 was $171.2 million, including $626.0 million to purchase marketable securities and $25.9 million used for capital expenditures, partially offset by $485.4 million provided by redemptions and sales of marketable securities. In addition, we made a final working capital adjustment payment of $4.7 million in early 2007 related to the October 2006 acquisition of Berbee.
     Net cash provided by financing activities for the six month period ended June 30, 2007 was $24.2 million. The primary factor that affected our cash flow from financing activities was proceeds of $41.4 million from the issuance of common stock under share-based compensation plans.
     Statements in this report about the expected timing, completion, and effect of the proposed Merger between CDW and a subsidiary of Holdings and all other statements in this report that are forward-looking (that is, not historical in nature) are made pursuant to the safe harbor provisions of The Private Securities Litigation Reform Act of 1995. Such forward-looking statements include, for example, statements concerning the Company’s sales growth, cooperative advertising reimbursements, vendor incentives, gross profit as a percentage of sales, selling and administrative expenses, advertising expense, operating income as a percentage of sales, and effective tax rate. In addition, words such as “likely,” “may,” “would,” “could,” “should,” “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “objective,” and similar expressions, may identify forward-looking statements in this report. Forward-looking statements in this report are based on the Company’s beliefs and expectations as of the date of this report and are subject to risks and uncertainties, including those described below, which may have a significant impact on the Company’s business, operating results or financial condition. Investors are cautioned that these forward-looking statements are inherently uncertain. Should one or more of the risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described herein. CDW may not be able to complete the Merger because of a number of factors, including, among other things, the failure to obtain shareholder approval, the failure to consummate the financing, or the failure to satisfy other conditions. The following factors, among others, may have an impact on the accuracy of the forward-looking statements concerning our business contained in this report: the continued acceptance of the Company’s distribution channel by vendors and customers, the timely availability and acceptance of new products, continuation of key vendor relationships and support programs, changes in pricing by our vendors, changes in the competitive environment, the continuing development, maintenance and operation of the Company’s I.T.

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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company’s management carried out an evaluation, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the last fiscal quarter. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2007, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company (including its consolidated subsidiaries) in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
Changes in Internal Control Over Financial Reporting
     There was no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended June 30, 2007 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
Part II. Other Information
Item 1. Legal Proceedings
     On May 31, 2007, three putative class-action complaints were filed by shareholders of CDW, and on June 26, 2007, a fourth complaint was filed. Two complaints were filed in the United States District Court for the Northern District of Illinois, Murphy v. CDW Corporation, et al., No. 07-CV-3033 and Martin, et al. v. CDW Corporation et al., No. 07-CV-3571. The other two complaints were filed in the Circuit Court of the Nineteenth Judicial District, Lake County, Illinois: Schuman v. CDW Corporation et al., No. 07-CH-1416, and Fruchter v. CDW Corporation et al., No. 07-CH-1417. The complaints each name CDW and the individual members of the CDW board of directors as defendants, and, in general, allege purported class claims of breach of fiduciary duty against CDW and its directors challenging the process used to sell the company and for failure to ensure that CDW’s shareholders receive fair and adequate value for their shares, failure to value CDW properly and failure to disclose material information to CDW’s shareholders, including the details of competing offers. The complaints also allege self-dealing by directors, some of whom are alleged to have received financial benefits not shared by the class. The Schuman complaint names Madison Dearborn as an additional defendant, alleging that Madison Dearborn aided and abetted breaches of fiduciary duty by CDW’s directors. The Schuman complaint also alleges improper conflicts between CDW and its financial advisors, including conflicts based on alleged business and other relationships between CDW’s financial advisors and CDW and Madison Dearborn. The Fruchter complaint has been amended to name Madison Dearborn and Morgan Stanley, who acted as CDW’s financial advisor, as additional defendants, alleging that those defendants aided and abetted breaches of fiduciary duty by CDW’s directors, and to add allegations with respect to information that allegedly was not disclosed or was inadequately disclosed in the proxy statement relating to the Special Meeting. The Murphy complaint has been amended to add claims under the federal securities laws with respect to allegedly false and misleading statements contained in the proxy statement relating to the Special Meeting. Among other things, all four complaints seek to enjoin the Merger. We believe the complaints are without merit. On July 30, 2007, the state court dismissed the Schuman and Fruchter actions without prejudice on the ground that there was another action pending on behalf of the same class for the same cause in federal court.
      Also on July 30, 2007, CDW and the other named defendants reached an agreement in principle with counsel for all of the plaintiffs who had filed putative class action lawsuits relating to the Merger. Under the terms of the agreement, CDW, the other named defendants, and plaintiffs have agreed to settle the actions subject to court approval. CDW and the other defendants deny the allegations made in the actions and deny having committed, or having aided and abetted, any breach of fiduciary duty or other violation of state or federal law. The agreement provides for dismissal of the federal actions with prejudice, for certification of a settlement class, and for releases of all claims in both the federal and state actions by the settlement class effective upon approval of a stipulation of settlement by the federal court. Under the terms of the agreement, CDW has agreed to make a supplemental filing concerning the Merger through a filing on Form 8-K and, provided the Merger closes and subject to the terms of the agreement, has agreed to pay certain attorneys’ fees, costs, and expenses incurred by plaintiffs. The agreement will not affect the amount of consideration to be paid to shareholders of CDW in connection with the Merger. In addition, the agreement will not affect the timing of the Special Meeting.
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
Item 1A. Risk Factors
     There has been no material change from the risk factors described in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 other than as set forth below.
Failure to complete the proposed Merger could negatively affect us.
     On May 29, 2007, we entered into the Merger Agreement. There is no assurance that the Merger Agreement will be approved by our stockholders, and there is no assurance that the other conditions to the completion of the Merger will be satisfied. If the Merger is not completed for any reason, CDW will be subject to a number of material risks, including the following:
•	the market price of CDW common stock may decline to the extent that the current market price of CDW common stock reflects a market assumption that the Merger will be completed;

•	costs relating to the Merger Agreement, such as legal, accounting and financial advisory fees, and in specified circumstances, termination and expense reimbursement fees, must be paid by us even if the Merger is not completed;

•	the diversion of management’s attention from the day-to-day business of CDW and the potential disruption to its coworkers and its relationships with customers, suppliers and distributors during the period before the completion of the Merger may make it difficult for CDW to achieve its strategic plan; and

•	the restrictions on the conduct of CDW’s business prior to completion of the Merger could delay or prevent us from undertaking business opportunities that might arise pending completion of the Merger.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     We did not repurchase any shares of our common stock under our current share repurchase program in the three months ended June 30, 2007. This excludes shares repurchased to satisfy tax withholding obligations that arise on the vesting of shares of restricted stock.
Item 4. Submission of Matters to a Vote of Security Holders
(a)	The Company held its annual meeting of shareholders on June 5, 2007.

(b)	Set forth below are the two matters that were presented to and voted upon by our shareholders, and the results of such shareholders’ votes.
1.	Election of Directors

		Votes		Non-
Nominee	Votes For	Against	Abstentions	Votes
Michelle L. Collins	73,608,861	334,612	66,480	-
Casey G. Cowell	73,893,447	50,331	66,174	-
John A. Edwardson	73,383,154	330,339	296,459	-
Daniel S. Goldin	73,909,721	34,184	66,047	-
Thomas J. Hansen	73,907,898	35,838	66,216	-
Donald P. Jacobs	73,890,310	54,583	65,059	-
Stephan A. James	73,890,376	53,362	66,215	-
Michael P. Krasny	73,145,479	799,106	65,368	-
Terry L. Lengfelder	73,895,995	47,814	66,143	-
Susan D. Wellington	73,889,028	55,641	65,283	-
Brian E. Williams	73,890,162	53,327	66,463	-
2.	Ratification of the Selection of Independent Registered Public Accounting Firm

The ratification of the selection of PricewaterhouseCoopers LLP, independent registered public accounting firm, as auditors for the Company for the 2007 fiscal year.

Votes For	Votes Against	Abstentions	Non-Votes
73,577,438	348,955	83,559	-
Item 6. Exhibits
Exhibits:
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a–14(a) under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a–14(a) under the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C 1350

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CDW CORPORATION

Date:	August 1, 2007	By:	/s/ Barbara A. Klein Barbara A. Klein
Senior Vice President and Chief Financial Officer
(Duly authorized officer and principal financial officer)